Form 10QSB
period 1999-12-31
EAGLE BANCORP/MT
filed 2000-04-04
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                  FORM 10-Q SB


(MarkOne)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1999
                                 -----------------

                                       OR

[   ]  TRANSACTION  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

                         Commission file number 0-29687
                                                -------

                                  EAGLE BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     UNITED STATES OF AMERICA                           81-0531318
----------------------------------------       ------------------------------
  (State or other jurisdiction            (I.R.S.  employer  identification no.)
 of incorporator or organization)


                              1400 PROSPECT AVENUE
                              HELENA, MONTANA 59601
          ------------------------------------------------------------
                (Address of principal executive offices/ZIP Code)


Registrant's telephone number, including area code           406-442-3080
                                                             ------------

         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---

         As of April 3, 2000, there were 0 shares of the Registrant's common stock outstanding.

         Traditional Small Business Disclosure Format (check one):

         Yes  X   No
             ---     ---

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements

         The Registrant is Eagle Bancorp. It has, as of the date hereof, not conducted any operations has no operating results and will not conduct operations until consummation of the transaction contemplated in the Amended and Restated Plan of Mutual Holding Company Reorganization and Stock Issuance involving Eagle Bancorp and American Federal Savings Bank (the "Bank"), a federally chartered mutual savings bank. Attached hereto as Exhibit 99.1 are the relevant portions of the Thrift Financial Report ("TFR") of the Bank. The portions are incorporated herein by reference. As of December 31, 1999, and the date hereof, the Registrant was in formation, as disclosed in its registration statement on Form SB-2 (Registration No. 333-93077). Upon the consummation of the reorganization of the Bank from its present mutual form to the stock form, the Registrant will become the stock holding company for the Bank and the Registrant's common stock will be held by the public and Eagle Financial MHC, its mutual holding company. As of December 31, 1999, the Bank remained a mutual entity and, as such, its financial information was filed with the OTS on the TFR.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Not applicable as the reorganization of the Bank has not been consummated as of the dated hereof.


                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings.

         None


Item 2.  Changes in Securities and Use of Proceeds,

         None

Item 3.  Default Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               99.1 - Portions of Thrift  Financial  Report of American  Federal
                      Savings Bank for the quarter ended 12/31/99

         (b)   Reports on Form 8-K

               None



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant causes this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          EAGLE BANCORP (In Formation)


Dated:  April 3, 2000             By:      /s/
                                           ---------------------
                                           Larry A. Dreyer
                                           President and Chief Executive Officer


Dated:  April 3, 2000                      /s/
                                           ---------------------
                                           Peter J. Johnson
                                           Senior Vice President and Treasurer