Form 10QSB
period 2000-03-31
EAGLE BANCORP/MT
filed 2000-05-11
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                  FORM 10-Q SB

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2000
                                 --------------

                                       OR

[  ]     TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

                         Commission file number 0-29687

                                  EAGLE BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       UNITED STATES OF AMERICA                          81-0531318
----------------------------------------     -----------------------------------
  (State or other jurisdiction              (I.R.S. employer identification no.)
  of incorporator or organization)


                              1400 PROSPECT AVENUE
                              HELENA, MONTANA 59601
          ------------------------------------------------------------
                (Address of principal executive offices/ZIP Code)

Registrant's telephone number, including area code    406-442-3080
                                                      -------------------------

         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No ___
                                                ---

         As of May 5, 2000, there were 1,223,572 shares of the Registrant's common stock outstanding.

         Traditional Small Business Disclosure Format (check one):

         Yes  X   No ___
             ---

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The Registrant is Eagle Bancorp. It had, as of March 31, 2000, not conducted any operations, and had no operating results. It did not conduct operations until the consummation of the transaction contemplated in the Amended and Restated Plan of Mutual Holding Company Reorganization and Stock Issuance involving Eagle Bancorp and American Federal Savings Bank (the "Bank"), a federally chartered mutual savings bank. Attached hereto as Exhibit 99.1 are the relevant portions of the Thrift Financial Report ("TFR") of the Bank. The portions are incorporated herein by reference. As of March 31, 2000, the Registrant was in formation, as disclosed in its registration statement on Form SB-2 (Registration No. 333-93077). Upon the consummation of the reorganization of the Bank from its present mutual form to the stock form, the Registrant became the stock holding company for the Bank. The Registrant's common stock is held by the public and Eagle Financial MHC, its mutual holding company. As of March 31, 2000, the Bank remained a mutual entity and, as such, its financial information was filed with the OTS on the TFR.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Not applicable as the reorganization of the Bank had not been consummated as of March 31, 2000.

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

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1 - Portions of Thrift Financial Report of American Federal Savings Bank for the quarter ended 3/31/00

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant causes this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EAGLE BANCORP

Dated:  May 5, 2000              By:      /s/Larry A. Dreyer
                                          ---------------------
                                          Larry A. Dreyer
                                          President and Chief Executive Officer


Dated:  May 5, 2000                       /s/Peter J. Johnson
                                          ---------------------
                                          Peter J. Johnson
                                          Senior Vice President and Treasurer