Form 10KSB40
period 2000-06-30
EAGLE BANCORP/MT
filed 2000-09-21
CIK 1101146

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    |X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000.

    |_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________.

                         Commission file number: 0-29687
                     ----------------------------------------

                                  Eagle Bancorp
                ------------------------------------------------
                 (Name of small business issuer in its charter)

         United States                                   81-0531318
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1400 Prospect  Avenue,  Helena,  MT                        59601
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (406) 442-3080

Securities to be registered under Section 12(b) of the Act:

          Title of class                    Name of exchange on which registered

              None                                           N/A
----------------------------------          ------------------------------------

Securities to be registered under Section 12(g) of the Act:

                   Common stock, par value $0.01 per share
                ------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its most recent fiscal year are $11,603,000

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price as of September 12, 2000, was $4,210,000.

As of September 12, 2000, there were 1,223,572 shares of common stock issued and outstanding.

                       Documents Incorporated By Reference

      1. Portions of the proxy statement for the annual meeting of stockholders for the fiscal year ended June 30, 2000 (Part III).

                     Transitional Small Business Disclosure
                     Format (Check one):

                     Yes |_|       No  |X|

                                     [LOGO]

                                 EAGLE BANCORP
                                   OF MONTANA

                                      2000
                                     ANNUAL
                                     REPORT

[PHOTO]

September 15, 2000

To Our Stockholders, Customers, and Friends:

      The Board of Directors, management, and staff of Eagle Bancorp and its wholly owned subsidiary, American Federal Savings Bank, are pleased to present our annual report on Form 10-KSB for the fiscal year ended June 30, 2000.

      During the past year, we successfully completed two of the most labor intensive projects in our 78 year history. First was the transition to Year 2000, which passed uneventfully in large part due to the countless hours of dedicated hard work by our Y2K team.

      The second was one of the most important advances in our long and successful history. We completed the reorganization of our community bank into a two-tier mutual holding company structure along with an initial public stock offering. The local response in our communities of Helena, Bozeman, Butte, and Townsend was very gratifying. The sale of stock raised approximately $3.8 million in new investable capital. As a result, we are better positioned to expand our local lending and investment activities and continue serving the old and new needs of our customers and communities.

      As higher interest rates have decreased the level of new real estate loan originations from last year, we have more aggressively pursued sound consumer and commercial loans. We plan to continue this effort by placing a "personal banker" in our downtown Helena drive-in branch. This "savings satellite" will then make consumer lending available in a convenient new location and on Saturday mornings.

      Customer convenience is also being pursued by our Internet Banking Coordinator and committee. We will soon be offering "state of the art" Internet banking, bill paying, and marketing.

      We know that our greatest asset is not listed as a number in this annual report. Our greatest asset is the trust and loyalty earned by outstanding personal and professional service to our customers. Since 1922, this has been accomplished by professional management, an experienced and dedicated Board of Directors, and well-trained employees.

      Our success as a community bank is also a direct result of our local presence and service to our communities in southcentral Montana.

      Your Board of Directors and management are committed to increasing shareholder value by increasing value for our customers, employees, and communities. We will continue prudent growth in our deposits and loan portfolios by delivering outstanding and well priced products and services and by sound lending practices and continued investments in our communities.

      We sincerely appreciate and thank our three most important constituencies
- Stockholders, Customers, and Employees for your confidence, loyalty, and support as we work together to build on a promising future for Our Community Bank.

                                        Very Sincerely,


                                        /s/ Larry A. Dreyer

                                        Larry A. Dreyer
                                        President and Chief Executive Officer

                                     PART I

Item 1. Description of business.

General

      Eagle Bancorp is a federally chartered stock holding company. Its charter was approved on April 4, 2000, when it became the mid-tier stock holding company for American Federal Savings Bank, a federally chartered stock savings bank headquartered in Helena, Montana. Eagle Bancorp's principal business is to hold the capital stock of American Federal Savings Bank. Upon the reorganization and conversion to stock form of American Federal Savings Bank, Eagle Bancorp issued 575,079 shares of its common stock, par value $.01 per share (the "Common Stock") to the public at a price of $8 per share. This represents approximately 47% of the issued and outstanding shares of the Common Stock. The remaining 648,493 shares of the Common Stock are held by Eagle Financial MHC, Eagle Bancorp's mutual holding company.

      American Federal Savings Bank was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time. In 1975, American Federal adopted a federal thrift charter and in the period thereafter utilized less restrictive federal branching laws to expand its branch structure. From 1976 to the present, seven new branch facilities were opened and a new headquarters building in Helena was constructed. We consolidated several of these facilities and currently have four full service branches and one drive-up facility. We also have six automated teller machines located in our market area and we participate in the CashCard ATM network.

Business Strategy

      Since our founding in Helena in 1922, we have operated in the southcentral portion of Montana. Since the advent of NOW accounts and low and no cost checking or other transaction accounts, we have sought to operate in a fashion similar to a commercial bank offering these kinds of deposits and changing our emphasis on home mortgage lending by broadening and diversifying the kind of loans we offer. As a result of these efforts, we provide full retail banking services, including one- to four-family residential mortgage loans, home equity loans, lines of credit, consumer loans, commercial real estate loans and commercial loans for businesses as well as certificates of deposit, checking accounts, NOW accounts and savings accounts.

      We attract deposits from the general public and use these deposits primarily to originate loans and to purchase investment and mortgage-backed and other securities. The principal sources of funds for lending and investing activities are deposits, Federal Home Loan Bank advances, the repayment, sale and maturity of loans and sale and maturity of securities. The principal sources of income are interest on loans and investments. The principal expense is interest paid on deposits and Federal Home Loan Bank advances.

Market Area

      From our headquarters in Helena, Montana, we operate four full service offices, including our main office, and one drive-in facility. Our headquarters/main office and our drive-in facility are located in Helena and full service branches are located in each of Bozeman (opened 1980), Butte (opened 1979) and Townsend (opened 1979), Montana.

      Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. As of July 1, 1999, it ranked 44th with a population of 883,000. Helena, where we are headquartered, is the county seat of Lewis and Clark County which has a population of approximately 54,000 and is located within 120 miles of four of Montana's other five largest cities:
Missoula, Great Falls, Bozeman and Butte. It is approximately midway between Yellowstone and Glacier National Parks. Helena is also Montana's state capital. Its economy has shown slow growth, in terms of both employment and income. State government and the numerous offices of the federal government comprise the largest employment sector. Helena also has significant employment in the service industries. Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry. The local economy is also dependent to a lesser extent upon ranching and agriculture. These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

      Bozeman, where we have a branch, is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 63,000. Bozeman is home to Montana State University and has achieved its recent growth in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman's economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University. Residential construction in Bozeman has increased more rapidly than such construction in Helena and the other cities in which we operate.

      Butte, Montana is approximately 64 miles southwest of Helena. We have one branch in Butte. Butte and the surrounding Silverbow County have a population of approximately 35,000. Butte's population has declined as a result of the decline in the mining industry which had afforded many higher paying jobs to residents of Butte and Silverbow County. Since mining's decrease in the 1980's, population losses have stabilized and new manufacturing jobs related to production of materials for computer chips have been created.

      Townsend is the smallest community in which we operate. We have one branch in Townsend. It has a population of about 2,000. Many of its residents commute to other Montana locations for work. Other employment in Townsend is primarily in agriculture and services. Townsend is approximately 32 miles southeast of Helena.

Competition

      We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Until recently Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state's population is approximately 880,000 people, there were approximately 79 credit unions in Montana as well as five federally chartered thrift institutions, and 85 commercial banks as of December 31, 1999. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

Lending Activities

      General. American Federal Savings Bank primarily originates one- to four-family residential real estate loans and, to a lesser extent commercial real estate loans, real estate construction loans, home equity loans, consumer loans and commercial loans. Commercial real estate loans include loans on multi-family dwellings and loans on nonresidential property and loans on developed and undeveloped land. Home equity loans include loans secured by the borrower's primary residence. Typically, the property securing such loans is subject to a prior lien. Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats, personal loans and lines of credit and loans made on deposits held by American Federal. Commercial loans consist of business loans and lines of credit on a secured and unsecured basis.

      Loan Portfolio Composition. The following table analyzes the composition of American Federal's loan portfolio by loan category at the dates indicated.

                                                      At June 30,
                                      ------------------------------------------
                                             2000                    1999
                                      -------------------    -------------------
                                               (Dollars in thousands)
                                                  Percent                Percent
                                                    of                      of
                                       Amount      Total      Amount      Total
                                       ------      -----      ------      -----
First mortgage loans:
  Residential mortgage (1-4
    family)(1) ...................    $ 74,337     68.66%    $ 71,120     72.64%
  Commercial real estate .........       7,784      7.19        6,811      6.96
  Real estate construction .......       1,453      1.34          654      0.67
                                      --------    ------     --------    ------
    Total first mortgage
      loans ......................      83,574     77.19       78,585     80.27
                                      --------    ------     --------    ------
Other loans:
  Home equity ....................      13,654     12.61       11,867     12.12
  Consumer .......................       8,279      7.65        5,332      5.45
  Commercial .....................       2,758      2.55        2,120      2.16
                                      --------    ------     --------    ------
    Total other loans ............      24,691     22.81       19,319     19.73
                                      --------    ------     --------    ------
Total loans ......................     108,265    100.00%      97,904    100.00%
                                      --------    ------     --------    ------
Less:
  Deferred loan fees .............         106                    131
  Allowance for loan losses ......         712                    737
                                      --------               --------
  Total loans, net ...............    $107,447               $ 97,036
                                      ========               ========

----------
(1)   Excludes loans held for sale.

                                   ----------

      Fee Income. American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and subsequent servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $300,000, and $264,000 for the years ended June 30, 2000 and 1999, respectively. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $87,000 and $94,000 for the years ended June 30, 2000 and 1999, respectively.

      Loan Maturity Schedule. The following table sets forth the estimated maturity of American Federal's loan portfolio at June 30, 2000. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not repaid. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted. Loans having no stated maturity, those without a scheduled payment, demand loans and delinquent loans, are shown as due within six months.

                                                                More than
                                                    More than    2 years
                               Within    6 to 12    1 year to       to       Over 5
                             6 Months     Months     2 years     5 years      years        Total
                             --------     ------     -------     -------      -----        -----
                                                     (In thousands)
Residential mortgage (1-4
  family)(1) ............    $     23    $    999    $    203    $  2,337    $ 71,636    $ 75,198
Commercial real estate ..          70         142          71         682       6,819       7,784
Real estate construction            0       1,453           0           0           0       1,453
Home equity .............          62         691         371       4,590       7,940      13,654
Consumer ................         428         523         755       4,919       1,654       8,279

Commercial ..............         136         730         277         411       1,204       2,758
                             --------    --------    --------    --------    --------    --------
    Total Loans(1) ......    $    719    $  4,538    $  1,677    $ 12,939    $ 89,253    $109,126
                             ========    ========    ========    ========    ========    ========

----------
(1)   Includes loans held for sale.

                                   ----------

      The following table sets forth the dollar amount of all loans, at June 30, 2000, due after June 30, 2001, which have pre-determined interest rates and which have floating or adjustable interest rates:

                                         Fixed        Adjustable         Total
                                         -----        ----------         -----
                                                (Dollars in thousands)
Residential mortgage (1-4
  family)(1) ...................       $ 68,669        $  5,507        $ 74,176
Commercial real estate .........          7,047             525           7,572
Real estate construction .......              0               0               0
Home equity ....................         10,365           2,536          12,901
Consumer .......................          7,112             216           7,328
Commercial .....................          1,616             276           1,892
                                       --------        --------        --------
Total ..........................       $ 94,809        $  9,060        $103,869
                                       ========        ========        ========
Percent of total ...............          91.27%           8.73%         100.00%

----------
(1)   Includes loans held for sale.

                                   ----------

      The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated.

                                                    For the Years Ended June 30,
                                                    ----------------------------
                                                       2000             1999
                                                     --------         --------
                                                           (In thousands)
Net loans receivable at
  beginning of period: ......................         $ 98,103         $ 98,100

Loans originated:
  Residential mortgage (1-4
    family)(1) ..............................           32,172           71,150
  Commercial real estate ....................            2,587            1,645
  Real estate construction ..................            4,458            3,643
  Home equity ...............................            8,189            9,670
  Consumer ..................................            5,336            3,857
  Commercial loans ..........................            1,544            1,028
                                                      --------         --------
       Total loans originated ...............           54,376           90,993
                                                      --------         --------
Loans sold:
  Whole loans ...............................           15,148           48,243
  Participations ............................                0                0
                                                      --------         --------
       Total loans sold .....................           15,148           48,243
                                                      --------         --------
Principal repayments ........................           29,048           42,689

Allowance for losses
  (increase) decrease .......................               25              (58)
Net loan increase (decrease) ................           10,205                3
                                                      --------         --------
Net loans receivable at end of
  period ....................................         $108,308         $ 98,103
                                                      ========         ========

----------
(1)   Includes loans held for sale.

                                   ----------

      Residential Lending. American Federal's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in American Federal's market area. Approximately 68.66% of American Federal's loans as of June 30, 2000, were comprised of such loans. American Federal Savings Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. American Federal Savings Bank will originate a mortgage loan in an amount up to 97% of the lesser of the appraised value or selling price of a mortgaged property; however, private mortgage insurance is required on the amount financed in excess of 80%. A mortgage loan originated by American Federal, whether fixed rate or adjustable rate, can have a term of up to 30 years. American Federal Savings Bank originates fixed rate loans with terms of 8, 10, 12, 15, 20 and 30 years. All 30 year fixed rate loans are sold in the secondary market. American Federal Savings Bank holds substantially all of its adjustable rate and its 8, 10 and 12 year fixed rate loans in portfolio; its fixed rate 15 year loans are held in portfolio or sold in the secondary market depending on market conditions. The volume of loan sales is dependent on the volume, type and term of loan originations.

      Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The majority of these loans are retained in American Federal's portfolio.

      American Federal Savings Bank obtains a significant portion of its noninterest income from servicing loans sold. American Federal Savings Bank offers most of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower's payments and send them to the purchaser. The retention of servicing enables American Federal Savings Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $300,000 for the year ended June 30, 2000. At June 30, 2000, American Federal Savings Bank had $111.19 million in loans sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

      Property appraisals on real estate securing American Federal's single-family residential loans are made by state certified and licensed independent appraisers approved annually by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. American Federal Savings Bank generally obtains title insurance policies on all first mortgage real estate loans originated. On occasion, refinancings of mortgage loans are approved using title reports instead of title insurance. Title reports are also allowed on home equity loans. Borrowers generally remit funds with each monthly payment of principal and interest, to a loan escrow account from which American Federal Savings Bank makes disbursements for such items as real estate taxes and hazard and mortgage insurance premiums as they become due.

      Home Equity Loans. American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers' primary real estate, but are typically subject to a prior lien. At June 30, 2000, $13.65 million or 12.61% of our total loans, were home equity loans. Borrowers may use the proceeds from American Federal's home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. American Federal's home equity loans are generally fixed rate, fixed payment loans and typically have terms of no longer than eight years.

      Although home equity loans are secured by real estate, they carry a greater risk than first lien residential mortgages because of the existence of a prior lien on the property securing the loan, as well as the flexibility the borrower has with respect to the loan proceeds. American Federal Savings Bank attempts to minimize this risk by maintaining conservative underwriting policies on such loans. We make home equity loans for up to only 85% of appraised value of the underlying real estate collateral, less the amount of any existing prior liens on the property securing the loan. Even for home equity loans secured by real estate, the risk to American Federal Savings Bank is greater than that inherent in the residential mortgage loan portfolio in that the ultimate collection of amounts due may depend on whether any value remains after collection by a holder with a higher priority than American Federal.

      Commercial Real Estate. American Federal Savings Bank originates non-residential commercial real estate mortgage loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate loans make up 7.19% of American Federal's total loan portfolio, or $7.78 million at June 30, 2000. The majority of these loans are non-residential commercial real estate loans. American Federal's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by American Federal Savings Bank will not exceed 70% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $95,000 and is typically made with fixed rates of interest with five to 15 year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within American Federal's market area and all are within the state of Montana. American Federal's largest commercial single real estate loan had a balance of approximately $440,000 on June 30, 2000, and was secured by a commercial office building.

      Commercial real estate, multi-family and land loans generally have significantly greater risk than those that involve 1-4 family residential mortgage lending. The repayment of these loans typically depends on the successful operations and income stream of the commercial real estate and the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial real estate lending generally requires substantially greater oversight efforts compared to residential real estate lending.

      Real Estate Construction Lending. American Federal Savings Bank also lends funds for the construction of one- to four-family homes. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for speculative purposes. Real estate construction loans accounted for $1.45 million or 1.34% of American Federal's loan portfolio at June 30, 2000.

      Real estate construction lending is generally considered to involve a higher degree of credit risk than long term financing of residential properties. American Federal's risk of loss on a real estate construction loan depends largely on the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property after the project is completed prove to be inaccurate, we may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to serve as collateral for the loan.

      American Federal Savings Bank limits its exposure for real estate construction loans made to local builders through periodic credit analysis on the individual builder and a series of inspections throughout the construction phase. In addition, American Federal Savings Bank limits the amount and number of loans made to an individual builder for the construction of pre-sold and speculative houses based on the financial strength of the builder.

      Consumer Loans. As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank has made significant efforts to grow its consumer lending portfolio. This portfolio includes personal loans secured by collateral other than real estate, personal loans and lines of credit, and loans secured by deposits held by American Federal. As of June 30, 2000, consumer loans totaled $8.28 million or 7.65% of American Federal's total loan portfolio. These loans consist primarily of auto loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in American Federal's market area and generally have maturities of up to 10 years. For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

      Consumer loans have a shorter term and generally provide higher interest rates than residential loans. Consumer loans can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the maturities of rate sensitive assets and liabilities. Increasing its consumer loans has been a major part of American Federal's strategy of operating more like a commercial bank than a traditional savings bank.

      Consumer loans may entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans after a default. American Federal Savings Bank limits its consumer loans on new vehicles to 85% of the purchase price and to 80% of the retail value on used vehicles.

      The underwriting standards employed by American Federal Savings Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

      Commercial Loans. Commercial loans amounted to $2.76 million, or 2.55% of American Federal's total loan portfolio at June 30, 2000. American Federal's commercial loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial loan portfolio amounts to only 2.55% of the total portfolio at June 30, 2000, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

      Commercial loans of this nature usually involve greater risk than 1-4 family residential mortgage loans. The collateral we receive is typically related directly to the performance of the borrower's business which means that repayment of commercial loans is dependent on the successful operations and income stream of the borrower's business. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

      Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of June 30, 2000, our largest aggregation of loans to one borrower was $850,000, consisting of two loans secured primarily by commercial office buildings. This was well below our federal legal lending limit to one borrower of approximately $2.57 million at such date. At June 30, 2000, these loans were current.

      Loan Solicitation and Processing. Our customary sources of mortgage loan applications include repeat customers, walk-ins, and referrals from home builders and real estate brokers. We also advertise in local newspapers and on local radio and television. Our branch managers and loan officers located at our headquarters and in branches, have authority to approve loans when presented with a completed application. Other loans must be approved at our main offices as disclosed herein. No loan consultants or loan brokers are currently used by us for either residential or commercial lending activities.

      After receiving a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyze the loan applications and the property involved. Officers and branch managers are granted lending authority based on the kind of loan types where they possess expertise and their level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. A quorum of the board of directors is required for approval of any loan in excess of $500,000.

      Loan applicants are promptly notified of the decision by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged , tax escrow and the notice of requirement of insurance coverage to be maintained. We generally require title insurance on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan.

      Loan Commitments. We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of our commitments to extend credit as of June 30, 2000, was approximately $3.01 million.

Non-performing Loans and Problem Assets

      Collection Procedures. Generally, our collection procedures provide that when a loan is 15 or more days delinquent, the borrower is notified with a past due notice. If the loan becomes 30 days delinquent, the borrower is sent a written delinquent notice requiring payment. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower, including face to face meetings and counseling to resolve the delinquency. All collection actions are undertaken with the objective of compliance with the Fair Debt Collection Act. In some instances, we may modify the loan or grant a limited suspension on loan payments to enable the borrower to reorganize his financial affairs and attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

      For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial recordation of any loss is charged to the allowance for loan losses. As of June 30, 2000, American Federal Savings Bank had $121,000 of real estate owned consisting of two single family residential properties located in Butte, Montana.

      Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2000, we had $504,000 of loans that were non-performing and held on non-accrual status.

      Delinquent Loans. The following table provides information regarding American Federal's loans delinquent 30 to 89 days at June 30, 2000:

                                                            Percentage Of Total
                                     Number       Amount     Delinquent Loans
                                     ------       ------     ----------------
                                            (Dollars in thousands)

Loan Type:
 Mortgage (1-4 family) ..........       6        $416,412         49.22%
 Consumer .......................      29         289,046         34.17
 Commercial .....................       3         140,523         16.61
                                       --        --------        ------
 Total ..........................      38        $845,981        100.00%
                                       ==        ========        ======

      Non-Performing Assets. The following table sets forth information regarding American Federal's non-performing assets as of the dates indicated. American Federal Savings Bank does not have any troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards No. 114.

                                                               At June 30,
                                                       -------------------------
                                                          2000            1999
                                                       -------------------------
                                                         (Dollars in thousands)

Non-accrual loans ................................          $504           $805
Accruing loans delinquent 90
  days or more ...................................             3              0
Real estate owned ................................           121              0
                                                            ----           ----
Total ............................................          $628           $805
                                                            ====           ====

Total non-performing loans as a
  percentage of total loan
  portfolio ......................................          0.47%          0.83%

Percentage of total assets .......................          0.33%          0.54%

      The decrease in non-accrual loans during the year ended June 30, 2000, was attributable primarily to $175,000 in residential loans which were removed from non-accrual status. During the year ended June 30, 2000, American Federal Savings Bank foreclosed on two (2) properties.

      During the year ended June 30, 2000, approximately $22,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. This amount was not included in American Federal's interest income for the period.

      Classified Assets. Management, in compliance with regulatory guidelines, conducts an internal loan review program, whereby loans are placed or classified in categories depending upon the level of risk of non-payment or loss. These categories are special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish an allowance for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is required to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

      An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets of American Federal Savings Bank without the establishment of a loss reserve is not warranted. Assets which do not currently expose the institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management. In addition, each loan that exceeds $200,000 and each group of loans to one borrower that exceeds $200,000 is monitored more closely.

      Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table reflects our classified assets.

                                                               At June 30,
                                                         -----------------------
                                                          2000             1999
                                                         ------           ------
                                                              (In thousands)

Residential mortgages
  (1-4 family):
   Special mention ...........................           $  240           $  319
   Substandard ...............................              689              903
   Doubtful ..................................                0                0
   Loss ......................................                0                0

Home equity:
   Special mention ...........................                0                0
   Substandard ...............................              218              201
   Doubtful ..................................                0                0
   Loss ......................................                0                2

Consumer:
   Special mention ...........................                0                0
   Substandard ...............................               31               21
   Doubtful ..................................                0                0
   Loss ......................................               19               24

Commercial:
   Special mention ...........................              150                0
   Substandard ...............................               89              168
   Doubtful ..................................                0                0
   Loss ......................................               10               56

Real estate owned:
   Special mention ...........................                0                0
   Substandard ...............................              121                0
   Doubtful ..................................                0                0
   Loss ......................................               12                0
                                                         ------           ------
Total classified loans and
  real estate owned ..........................           $1,579           $1,694
                                                         ======           ======

      Allowance for Loan Losses and Real Estate Owned. American Federal Savings Bank segregates the loan portfolio for loan losses into the following broad categories: residential mortgages (1-4 family), commercial real estate, real estate construction, commercial loans, home equity loans and consumer loans. American Federal Savings Bank provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based on historical analyses and other factors. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; changes in the outlook for the local; regional and national economy; and peer group comparisons.

      At least quarterly, American Federal's management evaluates the need to establish reserves against losses on loans and other assets based on estimated losses on specific loans and on any real estate owned when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers; among other matters: the estimated market value of the underlying collateral of problem loans; prior loss experience; economic conditions; and overall portfolio quality.

      Provisions for losses are charged against earnings in the period they are established. We had $712,000 in allowances for loan losses at June 30, 2000.

      While we believe we have established our existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request that we significantly increase our allowance for loan losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause us to significantly increase our allowance for loan losses, therefore negatively affecting our financial condition and earnings.

      In making loans, we recognize that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

      It is our policy to review our loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. Additionally, we maintain a program of reviewing loan applications prior to making the loan and immediately after loans are made in an effort to maintain loan quality.

      The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

                                                       For Years Ended June 30,
                                                       ------------------------
                                                         2000             1999
                                                        -----            -----
                                                         (Dollars in thousands)

Balance at beginning of
  period .....................................          $ 737            $ 678
Loans charged-off ............................            (30)             (18)
Reclassification to REO
  reserve ....................................            (12)               0
Recoveries ...................................              2               17
                                                        -----            -----
Net loans charged-off ........................            (40)              (1)
                                                        -----            -----
Provision for possible loan
  losses .....................................             15               60
                                                        -----            -----
Balance at end of period .....................          $ 712            $ 737
                                                        =====            =====
Allowance for loan losses to
  total loans ................................           0.66%            0.76%
Allowance for loan losses to
  total non-performing loans .................          141.27%          91.55%
Net charge-offs to average
  loans outstanding during the
  period .....................................          (0.04)%          (0.00)%

      The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

                                                            At June 30,
                                  -----------------------------------------------------------------
                                               2000                             1999
                                  -------------------------------  -------------------------------
                                                        Loans in          Percentage    Loans in
                                          Percentage      Each                of          Each
                                         of Allowance   Category          Allowance to  Category
                                           to Total     to Total             Total         to
                                  Amount   Allowance     Loans     Amount  Allowance   Total Loans
                                  ------   ---------     -----     ------  ---------   -----------
                                                       (Dollars in thousands)
First Mortgage Loans :
  Residential  mortgage (1-4
    family) ..................     $175      24.58%      68.66%     $161      21.84%      72.64%
  Commercial real estate .....      197      27.67        7.19       206      27.95        6.96
  Real estate construction ...        1       0.13        1.34         1       0.14        0.67
                                   ----     ------      ------      ----     ------      ------
          Total mortgage loans      373      52.39       77.19       368      49.93       80.27
                                   ----     ------      ------      ----     ------      ------

Other loans:
  Home equity ................      179      25.14       12.61       174      23.61       12.12
  Consumer ...................      104      14.61        7.65        92      12.48        5.45
  Commercial .................       56       7.86        2.55       103      13.98        2.16
                                   ----     ------      ------      ----     ------      ------
          Total other
            loans ............      339      47.61       22.81       369      50.07       19.73
                                   ----     ------      ------      ----     ------      ------
          Total ..............     $712     100.00%     100.00%     $737     100.00%     100.00%
                                   ====     ======      ======      ====     ======      ======

Investment Activities

      General. Federally chartered savings banks such as American Federal Savings Bank have the authority to invest in various types of investment securities, including United States Treasury obligations, securities of various Federal agencies (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions, municipal securities, corporate debt securities and loans to other banking institutions.

      Eagle maintains liquid assets which may be invested in specified short-term securities and other investments. Liquidity levels may be increased or decreased depending on the yields on investment alternatives. They may also be increased based on management's judgment as to the attractiveness of the yields then available in relation to other opportunities. Liquidity levels can also change based on management's expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in American Federal's loan origination and other activities. Eagle maintains an investment securities portfolio and a mortgage-backed securities portfolio as part of its investment portfolio.

      Investment Policies. The investment policy of Eagle, which is established by the board of directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing American Federal's lending activities. The policy provides for available for sale, held to maturity and trading classifications. However, Eagle does not hold any securities for purposes of trading and does not anticipate doing so in the future. The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policy. Permitted investments include but are not limited to U. S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, and mortgage-backed securities. Collateralized mortgage obligations guaranteed by government or government-sponsored agencies, investment grade corporate debt securities, and commercial paper are also included. We also invest in Federal Home Loan Bank overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

      Our investment policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high risk mortgage derivative products (as defined within the policy) without prior approval from the board of directors. Management must demonstrate the business advantage of such investments. In addition, the policy limits the maximum amount of the investment in a specific investment category. We do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, Eagle does not invest in securities which are not rated investment grade.

      The Board through its asset liability committee has charged the Chief Financial Officer to implement the investment policy. All transactions are reported to the board of directors monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

      Investment Securities. We maintain a portfolio of investment securities, classified as either available for sale or held to maturity to enhance total return on investments. At June 30, 2000, our investment securities were U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Investment securities held to maturity represented 35.01% of Eagle's total investment portfolio.

      Corporate Debt. We invest in corporate securities. Corporate bonds may offer a higher yield than a U.S. Treasury security of comparable duration. These debt instruments also may have a higher risk of default due to adverse change in the creditworthiness of the issuer. Our policy limits investments in corporate bonds to securities rated investment grade or better.

      Mortgage-backed Securities and Small Business Administration Loan Pools. We invest in mortgage-backed securities to provide earnings, liquidity, cash flows, and diversification to our overall balance sheet. These mortgage-backed securities are classified as either available for sale or held to maturity. These securities are participation certificates issued and guaranteed by the Government National Mortgage Association, Freddie Mac and Fannie Mae and secured by interests in pools of mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus investments on mortgage-backed securities secured by single-family mortgages. Expected maturities will differ from the maturities actually set forth in the loans in the pools due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

      Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

      Eagle also invests in securities secured by pools of Small Business Administration loans. The securities are created and serviced by various issuers and consist of pools of the guaranteed portions of Small Business Administration business loans which are consolidated by the issuers and which are guaranteed by the Small Business Administration as to payment of principal and interest. There is an active secondary market for such securities and American Federal Savings Bank believes that its investments in such pools are liquid investments.

      Collateralized Mortgage Obligations. We also invest in collateralized mortgage obligations, issued or sponsored by Fannie Mae and Freddie Mac. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to protect ourselves to a degree from reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage-backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At June 30, 2000, 1.21% of our investment portfolio consisted of collateralized mortgage obligations.

      Other Securities. Equity securities owned consist of a $1.39 million investment in Federal Home Loan Bank of Seattle common stock as of June 30, 2000. As a member of the Federal Home Loan Bank of Seattle, ownership of Federal Home Loan Bank of Seattle common shares is required. The remaining securities and deposits provide diversification and complement our overall investment strategy.

      The following table sets forth the carrying value of Eagle's investment and mortgage-backed securities portfolio at the dates indicated.

                                                         At June 30,
                                        --------------------------------------------
                                               2000                     1999
                                        -------------------      -------------------
                                         Book    Percentage      Book      Percentage
                                         Value    Of Total       Value      of Total
                                         -----    --------       -----      --------
                                                    (Dollars in thousands)
Securities available for sale, at
  fair value:
U.S. Government and agency
  obligations .....................     $ 4,151      13.96%      $ 3,536       9.67%
Corporate obligations .............       6,062      20.39         5,543      15.16
Municipal obligations .............       3,056      10.28         3,118       8.53
Collateralized mortgage obligations         361       1.21           570       1.56
Mortgage-backed securities ........       4,583      15.42         3,823      10.45
Corporate preferred stock .........         201       0.68             0          0
                                        -------     ------       -------     ------
Total securities available-for-sale      18,414      61.94        16,590      45.37
                                        -------     ------       -------     ------
Securities held to maturity, at
  book value:
U.S. Government and Agency
  obligations .....................       2,888       9.71         6,700      18.32
Mortgage-backed securities ........       5,965      20.06         6,843      18.72
Municipal obligations .............       1,070       3.60           955       2.61
                                        -------     ------       -------     ------
  Total securities held-to-maturity       9,923      33.38        14,498      39.65
                                        -------     ------       -------     ------
  Total securities ................      28,337      95.32        31,088      85.02
                                        -------     ------       -------     ------
Interest-bearing deposits .........           0       0.00         4,175      11.42
Federal Home Loan Bank capital
  stock, at cost ..................       1,393       4.68         1,301       3.56
                                        -------     ------       -------     ------
  Total ...........................     $29,730     100.00%      $36,564     100.00%
                                        =======     ======       =======     ======

      The following table sets forth information regarding the carrying values, weighted average yields and maturities of Eagle's investment and mortgage-backed securities portfolio at June 30, 2000.

                                                                        At June 30, 2000
                                 ---------------------------------------------------------------------------------------------------
                                  One Year or Less      One to Five Years     More than Five Years    Total Investment Securities
                                 -------------------  --------------------   -------------------   ---------------------------------
                                          Annualized            Annualized            Annualized                          Annualized
                                           Weighted              Weighted              Weighted              Approximate  Weighted
                                 Carrying  Average    Carrying    Average    Carrying  Average     Carrying     Market     Average
                                   Value    Yield      Value       Yield       Value    Yield        Value      Value      Yield
                                   -----    -----      -----       -----       -----    -----        -----      -----      -----
                                                                    (Dollars in thousands)
Securities available for sale:
U.S. Government and agency
  obligations ................... $     0     0.00%     $ 1,936     6.29%      $ 2,215     6.76%     $ 4,151    $ 4,151     6.54%
Corporate obligations ...........   1,058     6.00        5,004     6.62             0     0.00        6,062      6,062     6.51
Municipal obligations ...........       0     0.00            0     0.00         3,056     6.82        3,056      3,056     6.82
Collateralized mortgage
obligations .....................       0     0.00            0     0.00           361     6.49          361        361     6.49
Mortgage-backed securities ......       0     0.00            0     0.00         4,583     6.73        4,583      4,583     6.73
Corporate preferred stock .......       0     0.00            0     0.00           201     8.23          201        201     8.23
                                  -------               -------                -------               -------    -------
Total securities available for
  sale ..........................   1,058     6.00        6,940     6.53        10,416     6.78       18,414     18,414     6.64
                                  -------               -------                -------               -------    -------
Securities held to maturity:
U.S. Government and agency
  obligations ...................   1,000     6.32        1,888     6.13             0     0.00        2,888      2,859     6.20
Mortgage-backed securities ......     987     6.44        1,567     6.14         3,411     6.11        5,965      5,800     6.17
Municipal obligations ...........     310     5.80          525     5.84           235     7.20        1,070      1,048     6.13
                                  -------               -------                -------               -------    -------
Total securities held to maturity   2,297     6.30        3,980     6.10         3,646     6.18        9,923      9,707     6.17
                                  -------               -------                -------               -------    -------
Total securities ................   3,355     6.21       10,920     6.37        14,062     6.62       28,337     28,121     6.48
                                  -------               -------                -------               -------    -------
Federal Home Loan Bank
  capital stock .................       0     0.00            0     0.00         1,393     6.50        1,393      1,393     6.50
                                  -------               -------                -------               -------    -------
Total ........................... $ 3,355     6.21%     $10,920     6.37%      $15,455     6.61%     $29,730    $29,514     6.48%
                                  =======               =======                =======               =======    =======

Sources of Funds

      General. Deposits are the major source of our funds for lending and other investment purposes. Borrowings (principally from the Federal Home Loan Bank) are also used to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities and from the sale of loans. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

      Deposits. We offer a variety of deposit accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

      Our current deposit products include certificates of deposit accounts ranging in terms from 90 days to five years as well as checking, savings and money market accounts. Individual retirement accounts (IRAs) are included in certificates of deposit.

      Deposits are obtained primarily from residents of Helena, Bozeman, Butte and Townsend. We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates, and convenient locations and service hours. We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising and sales training and incentive programs for employees. We do not utilize the services of deposit brokers and management believes that an insignificant number of deposit accounts are held by non-residents of Montana.

      We pay interest rates on deposits which are competitive in our market. Interest rates on deposits are set weekly by senior management, based on a number of factors, including: projected cash flow; a current survey of a selected group of competitors' rates for similar products; external data which may influence interest rates; investment opportunities and loan demand; and scheduled certificate maturities and loan and investment repayments.

      Core deposits are deposits which are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, passbook and statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $83.49 million or 67.05% of American Federal's deposits at June 30, 2000 ($64.23 million or 51.59% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remain in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, will result in an increase in our cost of funds.

      The following table sets forth American Federal's distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

                                                             At June 30,
                              ------------------------------------------------------------------------
                                            2000                                   1999
                              ----------------------------------     ---------------------------------
                                                       Weighted                               Weighted
                                          Percent       Average                 Percent       Average
                               Amount     of Total       Rate         Amount    of Total        Rate
                               ------     --------       ----         ------    --------        ----
                                                       (Dollars in thousands)
Noninterest checking ....     $  5,732       4.60%        0.00%      $  5,223       4.32%        0.00%
Passbook savings ........       20,936      16.82         3.00         21,430      17.74         3.00
NOW account/Interest
bearing checking ........       22,850      18.35         1.50         21,467      17.77         1.50
Money market accounts ...       14,716      11.82         3.97         14,446      11.96         3.61
                              --------     ------                    --------     ------
Total ...................       64,234      51.59         2.42         62,566      51.78         2.38
                              --------     ------                    --------     ------
Certificates of deposit
accounts:
   IRA certificates .....       19,251      15.46         5.36         20,204      16.73         5.03
   Step-rate certificates        3,451       2.77         5.29          5,358       4.43         5.04
   Other certificates ...       37,577      30.18         5.64         32,694      27.06         5.03
                              --------     ------                    --------     ------
Total certificates of
  deposit Accounts ......       60,279      48.41         5.53         58,256      48.22         5.04
                              --------     ------                    --------     ------
    Total ...............     $124,513     100.00%        3.93%      $120,822     100.00%        3.64%
                              ========     ======                    ========     ======

      The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2000, for the maturity dates indicated:

                                   Certificate Of Deposit Maturity
                        --------------------------------------------------------
                                           (In thousands)
                                                              After
                        June 30,    June 30,    June 30,     June 30,
                          2001        2002        2003        2003        Total
                          ----        ----        ----        ----        -----
4.01-6% ............     $36,159     $11,581     $   540     $   798     $49,078
6.01-8% ............       7,621       2,773         775          32      11,201
                         -------     -------     -------     -------     -------
Total ..............     $43,780     $14,354     $ 1,315     $   830     $60,279
                         =======     =======     =======     =======     =======

      The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000:

                          Maturity Period                       Amount
                          ---------------                       ------
                                                             (In thousands)

                    3 months or less.............               $1,296
                    Over 3 to 6 months...........                1,034
                    Over 6 to 12 months..........                3,530
                    Over 12 months...............                1,220
                                                                ------
                           Total.................               $7,080
                                                                ======

      The following table sets forth the net changes in deposit accounts for the periods indicated:

                                                        Year Ended June 30,
                                                   -----------------------------
                                                     2000                 1999
                                                   ---------          ---------
                                                      (Dollars in thousands)

Opening balance ...........................        $ 120,822          $ 114,729
Deposits/Withdrawals, Net .................             (746)             1,914
Interest credited .........................            4,437              4,179
                                                   ---------          ---------
Ending balance ............................        $ 124,513          $ 120,822
                                                   =========          =========

Net increase ..............................        $   3,691          $   6,093

Percent increase ..........................             3.05%              5.31%

Weighted average cost of
  deposits during the period ..............             3.87%              3.76%

Weighted average cost
   of deposits at end of period ...........             3.93%              3.64%

      Our depositors are primarily residents of the state of Montana. We have no brokered deposits.

      Borrowings. Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from the Federal Home Loan Bank to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the Federal Home Loan Bank are typically secured by our stock in the Federal Home Loan Bank and a portion of our residential mortgage loans. They may be secured by other assets (principally securities which are obligations of or guaranteed by the U.S. Government). Typically, we fund loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, we recently utilized Federal Home Loan Bank advances to supplement these sources and as a match against assets in order to better manage interest rate risk.

      The following table sets forth information concerning our borrowing from the Federal Home Loan Bank of Seattle at the end of, and during, the periods indicated:

                                                             At or For the
                                                          Year Ended June 30,
                                                          -------------------
                                                            2000        1999
                                                          -------     -------
                                                         (Dollars in thousands)

   Advances from Federal Home Loan Bank:
     Average balance .................................    $10,087     $12,892
     Maximum balance at any month-end ................     14,127      14,819
     Balance at period end ...........................      8,683      12,574
                                                          -------     -------
     Weighted average interest rate
       during the period .............................       6.43%       6.50%
     Weighted average interest rate at
       period end ....................................       6.42%       6.48%

Subsidiary Activity

      We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except that American Federal Savings Bank is the wholly owned subsidiary of Eagle Bancorp.

Personnel

      As of June 30, 2000, we had 69 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

                                   REGULATION

      Set forth below is a brief description of laws which relate to the regulation of American Federal and Eagle Bancorp. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

      On November 12, 1999, President Clinton signed into law the
Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

      o repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

      o provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

      o broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

      o provides an enhanced framework for protecting the privacy of consumer information;

      o adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

      o modifies the laws governing the implementation of the Community Reinvestment Act; and

      o addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

      Thrift holding companies such as Eagle and mutual holding companies such as Eagle Financial MHC will be permitted to engage in financial activities in the same manner as bank holding companies with respect to insurance and securities activities. In addition, in a change from prior law, thrift holding companies can be owned, controlled or acquired only by companies engaged in financially-related activities.

      We do not believe that the Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that can offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

Regulation of American Federal

      General. As a federally chartered, savings association insurance fund insured savings bank, American Federal Savings Bank is subject to extensive regulation by the Office of Thrift Supervision and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. American Federal Savings Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Savings Association Insurance Fund of the FDIC and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding to the classification of assets and the establishment of adequate loan loss reserves.

      The Office of Thrift Supervision regularly examines American Federal Savings Bank and prepares a report on its examination findings to American Federal's board of directors. American Federal's relationship with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of American Federal's mortgage documents.

      American Federal Savings Bank must file reports with the Office of Thrift Supervision and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the Office of Thrift Supervision, the FDIC or the United States Congress, could have a material adverse impact on Eagle and American Federal, and their operations.

      Insurance of Deposit Accounts. The deposit accounts held by American Federal Savings Bank are insured by the Savings Association Insurance Fund of the FDIC to a maximum of $100,000 as permitted by law. Insurance on deposits may be terminated by the FDIC if it finds an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

      As a member of the Savings Association Insurance Fund, American Federal Savings Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits during 1996 and prior years. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures commercial bank deposits. In 1999, the annual insurance premium for institutions in the lowest risk category, which included most Bank Insurance Fund members, was $2,000, regardless of size. The nominal deposit insurance premium for Bank

Insurance Fund members placed Savings Association Insurance Fund members at a competitive disadvantage to Bank Insurance Fund members.

      Effective September 30, 1996, a federal law was enacted which mandated a one-time special assessment on Savings Association Insurance Fund members such as American Federal Savings Bank of approximately 0.657% of deposits held on March 31, 1995. The law had the effect of eliminating the deposit insurance premium differential. Specifically, beginning January 1, 1997, the deposit insurance assessment for most Savings Association Insurance Fund members was reduced to 0.064% of deposits on an annual basis through the end of 1999. During this same period, Bank Insurance Fund members were assessed approximately 0.013% of deposits. It is expected that these continuing assessments for both Savings Association Insurance Fund and Bank Insurance Fund members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance paid by American Federal Savings Bank declined from 0.23% of total deposits to .064% of the total deposits, a reduction of approximately 70%.

      Regulatory Capital Requirements. Office of Thrift Supervision capital regulations require savings institutions to meet three capital standards. The standards are tangible capital equal to 1.5% of adjusted total assets, core capital equal to at least 4% of total adjusted assets, and risk-based capital equal to 8% of total risk- weighted assets. American Federal's capital ratios at June 30, 2000, are set forth below.

                                   Actual          For Capital Adequacy Purposes
                           ---------------------   -----------------------------
                            Amount         Ratio      Amount          Ratio
                           (Dollars in thousands)

Tangible ...............    $17,149        11.27%     $ 2,282          1.5%
Leverage ...............     17,149        11.27        6,086          4.0
Tier 1 risk-based ......     17,149        18.50        3,709          4.0
Total risk-based .......     17,861        19.26        7,417          8.0

      Tangible capital is defined as core capital less all intangible assets, less mortgage servicing rights and less investments. Core capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, mortgage servicing rights and investments.

      The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital is comprised of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the Office of Thrift Supervision, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

      Office of Thrift Supervision rules require a deduction from capital for institutions which have unacceptable levels of interest rate risk. The Office of Thrift Supervision calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the Office of Thrift Supervision. The amount of the interest rate risk component, if any, is deducted from an institution's total capital in order to determine if it meets its risk-based capital requirement. Federal savings institutions with less than $300 million in assets and a risk- based capital ratio above 12% are exempt from filing the interest rate risk schedule. However, the Office of Thrift Supervision may require any exempt institution to file such schedule on a quarterly basis and may be subject to an additional capital requirement based on its level of interest rate risk as compared to its peers.

      Dividend and Other Capital Distribution Limitations. The Office of Thrift Supervision imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including dividend payments.

      Office of Thrift Supervision regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it is in need of more than the normal supervision has the greatest amount of flexibility for determining dividends. Such institutions can, after prior notice but without the approval of the Office of Thrift Supervision, make capital distributions during a calendar year. These distributions can be equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its excess capital divided by its fully phased-in capital requirements at the beginning of the calendar year. At the institution's discretion, dividends can also be 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior regulatory notice. As of June 30, 2000, American Federal Savings Bank had this level of flexibility with respect to dividends.

      Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to operating restrictions. Until recently, the chief restriction was the elimination of borrowing rights from the Federal Home Loan Bank. However, with passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 by Congress, the failure to maintain qualified thrift lender status will not affect borrowing rights with the Federal Home Loan Bank. Notwithstanding these changes, American Federal Savings Bank anticipates that it will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities and other mortgage-related investment, and otherwise qualify as a qualified thrift lender. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.

      Transactions With Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, some transactions can be restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The Office of Thrift Supervision has the discretion to treat subsidiaries of a savings institution as affiliates on a case-by-case basis.

      Liquidity Requirements. All federal savings institutions are required to maintain an average daily balance of liquid assets equal to a percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Depending on economic conditions and savings flows of all savings institutions, the Office of Thrift Supervision can vary the liquidity requirement from time to time between 4% and 10%. Monetary penalties may be imposed on institutions for liquidity requirement violations.

      Federal Home Loan Bank System. We are a member of the Federal Home Loan Bank of Seattle, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by the board of directors of the Federal Home Loan Bank.

      As a member, we are required to purchase and maintain stock in the Federal Home Loan Bank of Seattle in an amount equal to at least 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of our outstanding advances, whichever is larger. We are in compliance with this requirement. The Federal Home Loan Bank imposes various limitations on advances such as limiting the amount of real estate related collateral to 30% of a member's capital and limiting total advances to a member. As a federal savings bank, we were mandatory members of the Federal Home Loan Bank of Seattle. Under the recently enacted Gramm-Leach-Bliley Financial Modernization Act of 1999, we are now voluntary members of the Federal Home Loan Bank of Seattle. We could withdraw or significantly reduce our required stock ownership in the Federal Home Loan Bank of Seattle.

      Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain noninterest bearing reserves at specified levels against their checking, NOW, and Super NOW checking accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the Office of Thrift Supervision liquidity requirements.

      Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Regulation of Eagle Bancorp

      General. Eagle Bancorp, as a federal stock corporation in a mutual holding company structure, is deemed a federal mutual holding company within the meaning of Section 10(o) of the Home Owners Loan act ("HOLA"). Eagle is registered and files reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Eagle and any nonsavings institution subsidiary of Eagle. The Office of Thrift Supervision can restrict or prohibit activities that it determines to be a serious risk to us. This regulation is intended primarily for the protection of our depositors and not for the benefit of stockholders of Eagle.

Federal Taxation

      Savings institutions are subject to the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations. Prior to changes to the Internal Revenue Code in 1996, thrift institutions enjoyed a tax advantage over banks with respect to determining additions to its bad debt reserves. All thrift institutions, prior to 1996, were generally allowed a deduction for additions to a reserve for bad debts. In contrast, only "small banks" (the average adjusted bases of all assets of such institution equals $500 million or less) were allowed a similar deduction for additions to their bad debt reserves. In addition, while small banks were only allowed to use the experience method in determining their annual addition to a bad debt reserve, all thrift institutions generally enjoyed a choice between the percentage of taxable income method and the experience method, for determining the annual addition to their bad debt reserve. This choice of methods provided a distinct advantage to thrift institutions that continually experienced little or no losses from bad debts, over small banks in a similar situation. The reason is that thrift institutions in comparison to small banks were generally allowed a greater tax deduction by using the percentage of taxable income method (rather than the experience method) to determine their deductible addition to their bad debt reserves.

      The Internal Revenue Code was revised in August 1996 to equalize the taxation of thrift institutions and banks, effective for taxable years beginning after 1995. All thrift institutions are now subject to the same provisions as banks with respect to deductions for bad debt. Now only thrift institutions that are treated as small banks under the Internal Revenue Code may continue to account for bad debts under the reserve method; however such institutions may only use the experience method for determining additions to their bad debt reserve. Thrift institutions that are not treated as small banks may no longer use the reserve method to account for their bad debts but must now use the specific charge-off method.

      The revisions to the Internal Revenue Code in 1996 also provided that all thrift institutions must generally recapture any "applicable excess reserves" into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution's applicable excess reserves equals the excess of the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. These are known as pre-1988 reserves. American Federal Savings Bank will be required to recapture $245,000 of applicable excess reserve as of June 30, 2000.

      In addition, all thrift institutions must continue to keep track of their pre-1988 reserves because this amount remains subject to recapture in the future under the Internal Revenue Code. A thrift institution such as American Federal, would generally be required to recapture into its taxable income its pre-1988 reserves in the case of excess distributions to, and redemptions of American Federal's stock and in the case of a reduction in American Federal's outstanding loans when comparing loans currently outstanding to loans outstanding at the end of the base year. For taxable years after 1995, American Federal Savings Bank will continue to account for its bad debts under the reserve method. The balance of American Federal's pre-1988 reserves equaled $915,000.

      Eagle may exclude from its income 100% of dividends received from American Federal Savings Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group.

      American Federal's federal income tax returns for the last five tax years have not been audited by the IRS.

State Taxation

      American Federal Savings Bank files Montana tax returns. For Montana tax purposes, savings institutions are presently taxed at a rate equal to 6.75% of taxable income which is calculated based on federal taxable income, subject to adjustments (including the addition of interest income on state and municipal obligations).

      American Federal's state tax returns have not been audited for the past five years by the state of Montana.

Item 2. Description of property.

      American Federal's executive office is located at 1400 Prospect Avenue in Helena, Montana. American Federal Savings Bank conducts its business through five offices, which are located in Helena, Bozeman, Butte, and Townsend, Montana. All of its offices are owned. Its principal banking office in Helena also serves as its executive headquarters and operations center. This office houses over 50% of American Federal Savings Bank's full-time employees. The following table sets forth the location of each of American Federal's offices, the year the office was opened, and the net book value including land, buildings, computer software and its related equipment and furniture. The square footage at each location is also shown.

                                                    Net Book Value At
                                                        June 30,        Square
 Location                Address            Opened        2000          Footage
 --------                -------            ------        ----          -------

Helena Main          1400 Prospect Ave.      1997       $5,277,000      32,304
 Office              Helena, MT  59601

Helena Downtown      28 Neill Ave.           1987         $383,000       1,391
 Drive-up            Helena, MT  59601

Butte Office         3401 Harrison           1979         $648,000       3,890
                     Butte, MT  59701

Bozeman Office       606 North Seventh       1980         $600,000       5,886
                     Bozeman, MT  59715

Townsend Office      416 Broadway            1979          $41,000       1,973
                     Townsend, MT  59644

      As of June 30, 2000, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $6.9 million.

Item 3. Legal proceedings.

      American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal. There were no lawsuits pending or known to be contemplated against American Federal Savings Bank at June 30, 2000.

Item 4. Submission of matters to a vote of security holders.

      None

                                     PART II

Item 5. Market for common equity and related stockholder matters.

      The common stock is traded on the OTC Bulletin Board under the symbol "EBMT." At the close of business on June 30, 2000, there were 1,223,572 shares of common stock outstanding, held by approximately 630 shareholders of record. Six Hundred Forty-Eight Thousand, Four Hundred Ninety-Three (648,493) shares are held by Eagle Financial MHC, Eagle's mutual holding company.

      The high bid and low bid prices noted below for the fourth quarter of fiscal 2000 were obtained from the OTC Bulletin Board. The quotations reflect interdealer prices without retail markup, markdown or commission, and may not represent actual transactions.

                                            High Bid        Low Bid
                                            --------        -------
Fourth quarter (commencing April 4, 2000)    $10 3/8           $8

      The closing price of the common stock on June 30, 2000, was $8 5/16. The Company had not declared any dividends on its common stock as of June 30, 2000.

Item 6. Management's discussion and analysis or plan of operations.

Note Regarding Forward-Looking Statements

      This report contains certain "forward-looking statements." Eagle desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include Eagle's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. Eagle's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results but are not limited to (i) change in general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, (v) changes in the quality or composition of Eagle's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) compensation, and (ix) demand for financial services in Eagle's markets. These factors should be considered in evaluating the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of their dates.

General

      Eagle Bancorp's subsidiary, American Federal Savings Bank, operates as a community savings bank. We raise money by offering FDIC-insured deposit products and lending this money, primarily for the purpose of home financing. As of June 30, 2000, 63.57% of our total loans were residential mortgage loans with fixed rates and 5.09% were residential mortgage loans with adjustable rates. Total first mortgage loans at June 30, 2000, were $83.57 million or 77.19% of our loan portfolio. Our other loan products include home equity loans, consumer and commercial loans. These loans totaled $24.69 million or 22.81% of our total loan portfolio.

      The consolidated financial condition and operating results of Eagle are primarily dependent on its wholly owned subsidiary, American Federal Savings Bank. All references to the Company prior to April 4, 2000, except where otherwise indicated, are to the Bank.

Analysis of Net Interest Income

      The Bank's earnings have historically depended upon primarily net interest income, which is the difference between interest income earned on loans and investments and interest paid on deposits and any borrowed funds. It is the single largest component of Eagle's operating income. Net interest income is affected by (i) the difference between rates of interest earned on loans and investments and rates paid on interest-bearing deposits and borrowings (the "interest rate spread") and (ii) the relative amounts of loans and investments and interest-bearing deposits and borrowings.

      The following tables present an analysis of selected aspects of Eagle's operations during the periods indicated. The first table presents the average balances of and the interest and dividends earned or paid on each major class of loans and investments and interest-bearing deposits and borrowings. Nonaccruing loans are included in balances for all periods. Average balances are daily average balances. The yields and costs include fees, which are considered adjustments to yields.

                                                  For the Years Ended June 30,
                                 ----------------------------------------------------------------
                                              2000                             1999
                                 --------------------------------  ------------------------------
                                                       (Dollars in thousands)
                                  Average     Interest                Average    Interest
                                   Daily        And       Yield/       Daily       and          Yield/
                                  Balance    Dividends     Rate       Balance    Dividends       Rate
                                  -------    ---------     ----       -------    ---------       ----
Assets:
  Interest-earning assets:
    Federal Home Loan Bank
      Stock ..................    $  1,337    $     92      6.88%     $  1,243    $     94         7.56%
    Loans receivable, net(1) .     103,036       8,222      7.98        97,392       8,049         8.26
    Investment securities ....      30,014       1,824      6.08        25,362       1,498         5.91
     Interest-bearing
       deposits with banks ...       1,159          62      5.35         7,661         381         4.97
                                  --------    --------      ----      --------    --------         ----
Total interest-earning assets      135,546      10,200      7.53       131,658      10,022         7.61
Noninterest-earning assets ...      14,968                              13,472
                                  --------                            --------
Total assets .................    $150,514                            $145,130
                                  ========                            ========
Liabilities and Retained
  Earnings:
   Interest-bearing
    liabilities:
    Deposit accounts:
       Money market ..........    $ 15,430    $    587      3.80      $ 12,441    $    434         3.49
       Passbook ..............      20,913         630      3.01        20,393         614         3.01
       Checking ..............      22,398         301      1.34        21,406         298         1.39
       Certificates of
         deposit .............      57,936       2,998      5.17        56,926       3,009         5.29
       Advances from Federal
         Home Loan Bank ......      10,087         649      6.43        12,892         838         6.50
                                  --------    --------      ----      --------    --------         ----
Total interest-bearing
  liabilities ................     126,764       5,165      4.07       124,058       5,193         4.19
Other noninterest-bearing
  liabilities ................       2,435                               2,380
Noninterest checking .........       5,946                               4,818
                                  --------                            --------
Total liabilities ............     135,145                             131,256
Total equity .................      15,369                              13,874
                                  --------                            --------
Total liabilities and equity .    $150,514                            $145,130
                                  ========                            ========
Net interest income ..........                $  5,035                            $  4,829
                                              ========                            ========
Net interest rate spread(2) ..                              3.46%                                  3.42%
                                                            ====                                   ====
Net interest margin(3) .......                              3.71%                                  3.67%
                                                            ====                                   ====
Total interest-earning assets
  to total interest-bearing
  liabilities ................                            106.93%                                106.13%
                                                          ======                                 ======

----------
(1) Includes loans available for sale and nonaccruing loans.
(2) Net interest rate spread represents the difference between the average yield on interest-earnings loans and investments and the average rate on interest-bearing deposits and borrowings.
(3) Net interest margin represents income before the provision for loan losses divided by average interest-earning loans and investments.

Rate/Volume Analysis

      The following table sets forth information regarding changes in our interest income and interest expense for the periods indicated. For each category of our loans and investments and our interest-earning deposits and borrowings, information is provided on changes attributable to change in volume (change in volume multiplied by the old rate). The table also provides information on change in rate (changes in rate multiplied by old volume). The combined effects of changes in rate and volume have been allocated proportionately to the change due to rate and the change due to volume.

                                                 For the Years Ended June 30,
                                                     Increase (Decrease)
                                                ------------------------------
                                                        2000 vs. 1999
                                                ------------------------------
                                                            Due to
                                                ------------------------------
                                                Volume        Rate         Net
                                                ------        ----         ---
Interest earning assets:
  Loans receivable, net .................       $ 453        ($280)       $ 173
  Investment securities .................         282           44          326
  Interest-bearing deposits
    with banks ..........................        (346)          27         (319)
  Other earning assets ..................           7           (9)          (2)
                                                -----        -----        -----
Total interest earning assets ...........         396         (218)         178
                                                -----        -----        -----

Interest-bearing liabilities:
  Passbook, money market
    and checking accounts ...............         114           58          172
  Certificates of deposit ...............          55          (66)         (11)
  Borrowings(1) .........................        (180)          (9)        (189)
                                                -----        -----        -----
Total interest-bearing
  liabilities ...........................         (11)         (17)         (28)
                                                -----        -----        -----
Change in net interest income ...........       $ 407        ($201)       $ 206
                                                =====        =====        =====

----------
(1) Includes advances from the Federal Home Loan Bank of Seattle.

Financial Condition

      Total assets increased by $4.14 million, or 2.78%, from $148.89 million at June 30, 1999, to $153.03 million at June 30, 2000. Total liabilities decreased by $300,000 from $135.00 million at June 30, 1999, to $134.70 million at June 30, 2000. The consistency in asset size reflects the relatively moderate growth in the economy in Eagle's market area.

      While total assets increased only 2.78%, the composition of our assets changed significantly. Total cash and cash equivalents decreased from $6.74 million at June 30, 1999, to $3.48 million at June 30, 2000, a decline of $3.26 million, or 48.41%. This decline was the result of interest-bearing deposits with banks decreasing from $4.18 million at June 30, 1999, to zero at June 30,

2000. The decrease in interest-bearing deposits was used to fund loan demand. Increased portfolio lending, combined with fewer loans sold and slower deposit growth, contributed to the need to reduce the balances of interest-bearing deposits with banks and investment securities held-to-maturity ("HTM"). Investment securities HTM declined from $14.50 million at June 30, 1999, to $9.92 million at June 30, 2000, a decrease of $4.58 million, or 31.59%. Net loans receivable increased $10.41 million, or 10.73%, from $97.04 million at June 30, 1999, to $107.45 million at June 30, 2000. Management's decision to grow the loan portfolio was accomplished by retaining 15 year and shorter maturity loans in portfolio, along with marketing adjustable rate loans with fixed rate features - loans that have fixed rates for 3, 5, 7, or 10 years before becoming adjustable. These loans have been priced competitively and have been well received by the borrowing public, helping to offset part of the decline in mortgage loan originations experienced during the year. Investment securities available-for-sale ("AFS") increased $1.82 million or 10.99% from $16.59 million at June 30, 1999, to $18.41 million at June 30, 2000. The increase is largely attributable to Eagle investing its portion of the stock offering proceeds.

      While total liabilities decreased slightly, interest-bearing deposits increased from $115.60 million at June 30, 1999, to $118.78 million at June 30, 2000, an increase of $3.18 million, or 2.75%. This increase was the result of the promotion of "special rate" certificate of deposit offers, primarily during the fourth quarter. Certificates of deposit increased $2.02 million, or 3.47%, from $58.26 million at June 30, 1999, to $60.28 million at June 30, 2000. This increase was offset by a decrease in advances from the Federal Home Loan Bank from $12.57 million at June 30, 1999, to $8.68 million at June 30, 2000, a decrease of $3.89 million, or 30.95%. This decrease was the result of the Bank paying down its existing advances while funding loan demand through stock offering proceeds and changes in the composition of assets.

      Total shareholders' equity was $18.33 million at June 30, 2000, an increase of $4.44 million. This increase was primarily attributable to the offering proceeds, offset by an increase in accumulated other comprehensive loss and the unallocated ESOP shares, which are presented as a reduction of total shareholders' equity.

Comparison of Operating Results for the Years Ending June 30, 2000 and 1999

      Net Income. American Federal Savings Bank had net income of $1.06 million for the year ended June 30, 2000, compared to net income of $1.25 million for the year ended June 30, 1999. This decrease of $194,000, or 15.52%, was primarily due to a decrease in noninterest income from $1.80 million for the year ended June 30, 1999, to $1.40 million for the year ended June 30, 2000. Income before the provision for income taxes decreased from $1.96 million for the year ended June 30, 1999, to $1.56 million for the year ended June 30, 2000, a decrease of $403,000, or 20.56%.

      Net Interest Income. Net interest income increased from $4.83 million for year ended June 30, 1999, to $5.04 million for the year ended June 30, 2000. This increase of $206,000, or 4.27%, was the result of an increase of approximately $179,000 in total interest and dividend income, and a decrease of $28,000 in total interest expense.

      Interest and Dividend Income. Total interest and dividend income was $10.20 million for the year ended June 30, 2000, compared to $10.02 million for the year ended June 30, 1999, representing an increase of $178,000, or 1.78%. Interest and fees on loans increased from $8.05 million for the year ended June 30, 1999, to $8.22 million for the year ended June 30, 2000. This increase of $173,000, or 2.15%, was due primarily to an increase in the average balances of loans receivable for the year ended June 30, 2000. Average balances for loans receivable, net, for the year ended June 30, 2000, were $103.04 million, compared to $97.39 million for the previous year. This represents an increase of $5.65 million, or 5.80%. At June 30, 2000, all loan categories had shown increases from the prior year. A decline in the average interest rate on loans receivable, from 8.26% for the year ended June 30, 1999, compared to 7.98% for the year ended June 30, 2000, partially offset the increase due to higher balances. Interest and dividends on investment securities AFS increased from $0.73 million for the year ended June 30, 1999, to $1.05 million for year ended June 30, 2000, an increase of $325,000, or 44.64%. This increase was the result of increased balances in the AFS portfolio during the year and the purchase of securities by Eagle with a portion of the stock offering proceeds. This was somewhat offset by a decrease in interest earned from deposits held at other banks, which decreased from $381,000 for the year ended June 30, 1999 to $62,000 for the year ended June 30, 2000. The lower average balances in these accounts resulted from funding the increase in loans receivable.

      Interest Expense. Total interest expense decreased from $5.19 million for the year ended June 30, 1999, to $5.17 million for the year ended June 30, 2000, a decrease of $28,000. Interest on deposits increased from $4.36 million for the year ended June 30, 1999, to $4.52 million for the year ended June 30, 2000. This increase of $161,000, or 3.69%, was the result of an increase on average rates paid and an increase in balances in deposit accounts. Money market accounts had the largest gain in balances during the year. The Premier Money Market Account, which pays higher interest rates on higher balances, continued to be successful in the year ended June 30, 2000. Average balances in all money market accounts increased from $12.44 million during fiscal 1999 to $15.43 during fiscal 2000. The average rate paid on the accounts also increased, from 3.49% in 1999 to 3.80% in 2000. The increase in deposit interest expense was offset by a decrease in borrowings from the Federal Home Loan Bank of Seattle, resulting in a decrease in interest paid on borrowings from $838,000 for the year ended June 30, 1999, to $649,000 for the year ended June 30, 2000.

      Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. Our policies require the review of assets on a quarterly basis. We classify loans as well as other assets if warranted. While we believe we use the best information available to make a determination with respect to the allowance for loan losses, we recognize that future adjustments may be necessary. We provided $15,000 for loan losses for the year ended June 30, 2000, compared to $60,000 for the year ended June 30, 1999. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be below peer averages. We believe conservative underwriting practices and early identification of problem loans help keep non-performing loans at a low level. We continue to monitor our loan portfolio and will increase or decrease the provision for loan losses as our portfolio size and composition changes or we note an increase in non-performing loans or change in economic conditions, which may cause an increase in non-performing loans. One such factor, which was identified in the fourth quarter, was the announcement of a temporary closure of the open pit mining operations in Butte, Montana. Together with the announcement earlier in the year of the sale of Montana Power Company and the likelihood of a decline in the number of high paying jobs in Butte, this has had a dampening effect on the overall economy in Butte. Although these announcements did not contribute to the two foreclosures in Butte, they may affect the resale of the foreclosed properties there.

      Noninterest Income. Total noninterest income decreased from $1.80 million for the year ended June 30, 1999, to $1.40 million for the year ended June 30, 2000, a decrease of $400,000 or 22.17%. This change was the result of a decrease in net gains on sale of loans, from $714,000 for the year ended June 30, 1999, to $275,000 for the year ended June 30, 2000, a decrease of $439,000 or 61.48%. This decrease was attributable to decreased loan originations during the year ended June 30, 2000 and management's decision to increase the loan portfolio by retaining mortgage loans with maturities of 15 years or less. Loan originations decreased significantly due to the rise in interest rates during the period, which in turn contributed to a sharp reduction in the amount of loans originated for refinancing purposes. Noninterest income was also reduced by an increase in the net loss on sale of available for sale securities from $6,000 for the year ended June 30, 1999, to $30,000 for the year ended June 30, 2000. These reductions were offset somewhat by an increase in demand deposit service charges, which increased from $463,000 for the year ended June 30, 1999, to $502,000 for the year ended June 30, 2000, an increase of $39,000 or 8.31%. This increase was due to raising the charges for checks written on insufficient funds or NSF charges. Mortgage loan servicing fees also increased from $264,000 for the year ended June 30, 1999, to $300,000 for the year ended June 30, 2000, an increase of $36,000 or 12.00%. This increase was the result of a larger portfolio of sold loans during the most recent fiscal year, compared to 1999. Mortgage loan servicing fees likely will not increase in the future until interest rates decline and loan sales return to higher levels.

      Noninterest Expense. Noninterest expense increased by $255,000 or 5.53% from $4.61 million for the year ended June 30, 1999, to $4.87 million for the year ended June 30, 2000. This increase was primarily due to an increase in salaries and employee benefits from $2.42 million for the year ended June 30, 1999, to $2.68 million for the year ended June 30, 2000, an increase of $256,000, or 10.57%. The increase in salaries and benefits was due to a decrease in mortgage loan originations which accelerated recognition of salary related loan origination costs. Normal merit raises also contributed to the increase in salary costs. Furniture and equipment depreciation expense increased from $289,000 for the year ended June 30, 1999, to $322,000 for the year ended June 30, 2000, for an increase of $33,000 or 11.42%. This increase was attributable to having a full year's worth of depreciation on the Windows NT system, which was installed in the middle of fiscal year 1999, plus depreciation on equipment added for the remodeling of the Butte office. "Other" noninterest expenses also increased from $640,000 for the year ended June 30, 1999, to $679,000 for the year ended June 30, 2000. This increase was primarily the result of consumer loan and credit card expenses, due to the expansion into student loans and credit card bonus point redemptions. These increases were somewhat offset by slight decreases in data processing expense, advertising expense, amortization of mortgage servicing rights and federal deposit insurance premiums.

      Income Tax Expense. Income tax expense was $708,000 for the year ended June 30, 1999, compared to $498,000 for the year ended June 30, 2000. The effective tax rate for the year ended June 30, 1999, was 36.10% and was 32.00% for the year ended June 30, 2000. The effective tax rate is lower in 2000 primarily due to the purchase of approximately $3.31 million of tax-free municipal bonds in the fourth quarter of fiscal 1999.

Liquidity and Capital Resources

      We are required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of our deposits and short-term borrowings. Our liquidity ratio average was 14.48% and 20.27% at June 30, 2000, and June 30, 1999, respectively, which is above the minimum levels required by the OTS.

      Our primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, and advances from the Federal Home Loan Bank of Seattle. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. We use our liquidity resources principally to fund existing and future loan commitments. We also use them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity, and meet operating expenses.

      Net cash provided by our operating activities, which is primarily comprised of cash transactions affecting net income, was $1.57 million for the year ended June 30, 2000, and $2.90 million for the year ended June 30, 1999. The change was primarily a result of a decrease in the amount of loans held for sale.

      Net cash used in our investing activities, which is primarily comprised of cash transactions from our investment securities and mortgage-backed securities portfolios and our loan portfolio, was $8.10 million for the year ended June 30, 2000, and $6.60 million for the year ended June 30, 1999. The increase in cash used was due mainly to a large increase in loans receivable, $10.43 million in 2000 compared to $1.93 million in 1999. This was partially offset by smaller purchases of investment securities and mortgage-backed securities (net of proceeds from maturities and principal repayments).

      Net cash provided by our financing activities, which is primarily cash transactions from net increases in deposits and net Federal Home Loan Bank advances, totaled $3.27 million for the year ended June 30, 2000, and $3.66 million for the year ended June 30, 1999. This decrease in cash provided was the result of more advances being paid down combined with a smaller increase in deposit accounts than the previous year. These amounts were partially offset by the net proceeds from the stock offering.

      Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on our commitments to make loans and management's assessment of our ability to generate funds.

Impact of Inflation and Changing Prices

      Our financial statements and the accompanying notes, which are found in
Item 7, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, when originally issued, was required to be adopted by American Federal Savings Bank as of July 1, 1999. However, in June 1999, FASB issued Statement of Financial Accounting Standards No. 137 which defers the effective date of Statement No. 133 by one year to July 1, 2000. Statement of Financial Accounting Standards No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of Statement of Financial Accounting Standards No. 133, all derivatives must be recognized at fair value as either assets or liabilities in the statement of financial position. Changes in the fair value of derivatives not designed as hedging instruments are to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this statement to financial statements of prior periods is not permitted. We are currently in the process of evaluating the impact of Statement of Financial Accounting Standards No. 133 on our consolidated financial position and results of operations.

Item 7. Financial statements.

                                 C O N T E N T S

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORTS
  ON THE FINANCIAL STATEMENTS........................................F-l and F-2

FINANCIAL STATEMENTS

  Consolidated Statements of Financial Condition.....................F-3 and F-4

  Consolidated Statements of Income..................................F-5 and F-6

  Consolidated Statements of Changes in Stockholders' Equity.................F-7

  Consolidated Statements of Cash Flows..............................F-8 and F-9

  Notes to Financial Statements.....................................F-10 to F-37

                          [LETTERHEAD OF AZ & COMPANY]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Eagle Bancorp
Helena, Montana 59601

We have audited the accompanying consolidated statement of financial condition of Eagle Bancorp and subsidiary as of June 30, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of American Federal Savings Bank as of June 30, 1999 were audited by other auditors whose report dated October 26, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp and subsidiary as of June 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Anderson ZurMuehler & Co., P.C.

Helena, Montana
July 14, 2000 (except for Note 20, as to which the date is July 21, 2000)

                         [LETTERHEAD OF MOSS-ADAMS LLP]

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
American Federal Savings Bank

We have audited the accompanying statement of financial condition of American Federal Savings Bank (the "Bank") as of June 30, 1999, and the related statements of income, retained earnings and accumulated other comprehensive income, and cash flows for the year ended June 30, 1999. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Federal Savings Bank as of June 30, 1999, and the results of its operations and its cash flows for the year ended June 30, 1999, in conformity with generally accepted accounting principles.


/s/ Moss Adams LLP

Moss Adams LLP
Portland, Oregon
October 26, 1999

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

ASSETS                                                    2000           1999
------                                                    ----           ----

  Cash and due from banks                            $  3,477,650   $  2,566,171
  Interest-bearing deposits with banks                         --      4,175,000
                                                     ------------   ------------
    Total cash and cash equivalents                     3,477,650      6,741,171

  Investment securities available-for-sale,
    at market value                                    18,414,219     16,590,332
  Investment securities held-to-maturity
    market value of $9,707,019 and
    $14,409,769 at June 2000 and 1999,
    respectively                                        9,922,687     14,497,696
  Federal Home Loan Bank stock, at cost                 1,393,000      1,301,200
  Mortgage loans held-for-sale                            861,290      1,066,384
  Loans receivable, net of deferred loan fees
    and allowance for loan losses                     107,447,437     97,036,135
  Accrued interest and dividends receivable               832,204        739,071
  Mortgage servicing rights                             1,338,271      1,279,041
  Property and equipment, net                           6,962,081      7,361,072
  Cash surrender value of life insurance                2,040,973      1,948,570
  Real estate acquired in settlement of loans,
       net of allowance for losses                        121,006             --
  Other assets                                            219,857        330,700
                                                     ------------   ------------

    Total assets                                     $153,030,675   $148,891,372
                                                     ============   ============

The Notes to Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

LIABILITIES AND EQUITY                                       2000              1999
----------------------                                       ----              ----

LIABILITIES
  Deposit accounts:
    Noninterest-bearing                                 $  5,732,528      $  5,222,747
    Interest-bearing                                     118,780,477       115,598,941
  Advances from Federal Home Loan Bank                     8,682,778        12,574,445
  Accrued expenses and other liabilities                   1,505,750         1,601,720
                                                        ------------      ------------
    Total liabilities                                    134,701,533       134,997,853
                                                        ------------      ------------

COMMITMENTS AND CONTINGENCIES
  (Note 14)

EQUITY
  Preferred stock (no par value, 1,000,000 shares
    authorized; none issued or outstanding)
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572
    shares issued and outstanding at June 30, 2000)           12,236                --
  Additional paid-in capital                               3,831,887                --
  Unallocated common stock held by employee
    stock ownership plan ("ESOP")                           (349,648)               --
  Retained earnings (substantially restricted)            15,158,415        14,099,920
  Accumulated other comprehensive (loss) income             (323,748)         (206,401)
                                                        ------------      ------------
    Total equity                                          18,329,142        13,893,519
                                                        ------------      ------------

    Total liabilities and equity                        $153,030,675      $148,891,372
                                                        ============      ============

                          EAGLE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended June 30, 2000 and 1999

--------------------------------------------------------------------------------

                                                             2000              1999
                                                             ----              ----

Interest and dividend income:
  Interest and fees on loans                            $  8,222,045      $  8,048,779
  Interest on deposits with banks                             62,172           381,255
  Federal Home Loan Bank stock dividends                      91,947            93,925
  Interest and dividends on investment
    securities available-for-sale                          1,053,419           728,099
  Interest and dividends on investment
    securities held-to-maturity                              770,953           769,918
                                                        ------------      ------------
      Total interest and dividend income                  10,200,536        10,021,976
                                                        ------------      ------------

Interest expense:
  Deposits                                                 4,516,301         4,355,392
  Federal Home Loan Bank advances                            648,942           837,692
                                                        ------------      ------------
      Total interest expense                               5,165,243         5,193,084
                                                        ------------      ------------

Net interest income                                        5,035,293         4,828,892
Loan loss provision                                           15,000            60,000
                                                        ------------      ------------
      Net interest income after loan loss provision        5,020,293         4,768,892
                                                        ------------      ------------

Non-interest income:
  Demand deposit service charges                             501,824           463,320
  Net gain on sale of loans                                  274,748           714,369
  Mortgage loan servicing fees                               300,320           264,260
  Net (loss) gain on sale of available-
    for-sale securities                                      (30,355)           (6,039)
  Other                                                      356,100           365,808
                                                        ------------      ------------
      Total non-interest income                            1,402,637         1,801,718
                                                        ------------      ------------

The Notes to Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                                                          2000           1999
                                                          ----           ----
Non-interest expenses:
  Salaries and employee benefits                       $2,677,677     $2,421,586
  Occupancy                                               435,346        430,805
  Furniture and equipment depreciation                    322,049        289,246
  Data processing                                         150,672        164,454
  Advertising                                             126,261        160,297
  Amortization of mortgage servicing rights               124,713        149,147
  Federal insurance premiums                               48,993         68,384
  Consulting                                               34,893         40,168
  Postage                                                 100,205         98,709
  ATM processing                                           72,779         69,407
  Legal, accounting, and examination fees                  93,886         78,861
  Other                                                   678,779        639,723
                                                       ----------     ----------
    Total non-interest expense                          4,866,253      4,610,787
                                                       ----------     ----------

Income before provision for income taxes                1,556,677      1,959,823

Provision for income taxes                                498,182        707,571
                                                       ----------     ----------

Net income                                             $1,058,495     $1,252,252
                                                       ==========     ==========

Basic earnings per common share, from
  date of stock offering (April 4, 2000)               $      .26
                                                       ==========

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years Ended June 30, 2000 and 1999

--------------------------------------------------------------------------------


                                                                            ADDITIONAL     UNALLOCATED
                                                    PREFERRED   COMMON       PAID-IN          ESOP
                                                      STOCK     STOCK        CAPITAL         SHARES
                                                      -----     -----        -------         ------

Balance, July 1, 1998                                $  --     $    --     $        --      $      --

  Net income                                            --          --              --             --
  Other comprehensive loss                              --          --              --             --

    Total comprehensive income                          --          --              --             --

Balance, June 30, 1999                                  --          --              --             --

  Net income                                            --          --              --             --
  Other comprehensive loss                              --          --              --             --
                                                     -----     -------     -----------      ---------

    Total comprehensive income

  Issuance of 1,223,572 common shares                   --      12,236       3,841,450             --
  Initial capitalization of Eagle Financial, MHC        --          --         (10,000)            --
  Shares purchased by ESOP (46,006 shares)              --          --              --       (368,048)
  ESOP shares allocated or committed to be
    released for allocation (2,300 shares)              --          --             437         18,400
                                                     -----     -------     -----------      ---------

Balance, June 30, 2000                               $  --     $12,236     $ 3,831,887      $(349,648)
                                                     =====     =======     ===========      =========


                                                                   ACCUMULATED
                                                                      OTHER
                                                      RETAINED    COMPREHENSIVE
                                                      EARNINGS        INCOME            TOTAL
                                                      --------        ------            -----

Balance, July 1, 1998                               $12,847,668     $   7,410      $ 12,855,078

  Net income                                          1,252,252            --         1,252,252
  Other comprehensive loss                                   --      (213,811)         (213,811)
                                                                                   ------------

    Total comprehensive income                               --            --         1,038,441
                                                    -----------     ---------      ------------

Balance, June 30, 1999                               14,099,920      (206,401)       13,893,519

  Net income                                          1,058,495                       1,058,495
  Other comprehensive loss                                           (117,347)         (117,347)
                                                                                   ------------

    Total comprehensive income                                                          941,148
                                                                                   ------------

  Issuance of 1,223,572 common shares                        --            --         3,853,686
  Initial capitalization of Eagle Financial, MHC             --            --           (10,000)
  Shares purchased by ESOP (46,006 shares)                   --            --          (368,048)
  ESOP shares allocated or committed to be
    released for allocation (2,300 shares)                   --            --            18,837
                                                    -----------     ---------      ------------

Balance, June 30, 2000                              $15,158,415     $(323,748)     $ 18,329,142
                                                    ===========     =========      ============

The Notes to Financial Statements are an integral part of these statements.

                          EAGLE BANCORP AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2000 and 1999
                           Increase (Decrease) in Cash

--------------------------------------------------------------------------------

                                                                  2000           1999
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $1,058,495    $1,252,252
  Adjustments to reconcile net income to
    net cash from operating activities:
      Provision for loan losses                                   15,000        60,000
      Depreciation                                               515,262       479,053
      Deferred loan fees                                         (24,487)      (82,211)
      Amortization of marketable
        securities premiums and discounts                         80,276       107,971
      Amortization of capitalized mortgage servicing rights      124,713       142,797
      Gain on sale of loans                                     (274,748)     (714,369)
      Net realized (gain) loss on sale
         of available-for-sale securities                         30,355         6,039
      Dividends reinvested                                       (91,800)     (103,460)
      Increase in cash surrender value of life insurance         (92,403)      (90,919)
  Change in assets and liabilities:
    (Increase) decrease in assets:
      Accrued interest and dividends receivable                  (93,133)       29,945
      Loans held-for-sale                                        205,094     1,984,443
      Prepaid expenses                                            53,049       130,873
      Prepaid income taxes                                        79,701       (79,701)
      Other assets                                                (3,070)       13,485
    Increase (decrease) in liabilities:
      Accrued expenses and other liabilities                     (28,441)       (1,248)
      Deferred compensation payable                               18,297        18,913
      Deferred income taxes payable                              (14,297)      (57,000)
      Current income taxes payable                                 7,188      (195,223)
                                                              ----------    ----------
        Net cash provided by operating activities              1,565,051     2,901,640
                                                              ----------    ----------

The Notes to Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------

                                                                    2000           1999
                                                                    ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity                     $   (722,500)   $(3,072,558)
    Investment securities available-for-sale                     (3,304,829)    (8,053,726)
    Mortgage-backed securities held-to-maturity                    (326,242)    (5,690,290)
    Mortgage-backed securities available-for-sale                (1,995,580)    (2,403,587)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                        4,415,000      2,600,000
    Investment securities available-for-sale                        965,890      6,624,274
    Mortgage-backed securities held-to-maturity                   1,220,594      3,013,994
    Mortgage-backed securities available-for-sale                 1,162,332        794,194
  Proceeds from sales of investment securities
    available-for-sale                                            1,035,160      2,028,122
  Net (increase) decrease in loans receivable, excludes
    transfers to real estate acquired in settlement of loans    (10,432,016)    (1,930,354)
  Proceeds from the sale of real estate acquired in the
    settlement of loans                                                  --        159,000
  Purchase of property and equipment                               (116,270)      (673,133)
                                                               ------------    -----------
      Net cash used in investing activities                      (8,098,461)    (6,604,064)
                                                               ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage payable                                           --       (138,029)
  Net increase in checking and savings accounts                   3,691,317      6,087,066
  Net increase (decrease) in short-term borrowings                   (5,399)       (26,314)
  Net increase (decrease) in FHLB advances                       (3,891,667)    (2,266,666)
  Net proceeds from stock offering                                3,853,686             --
  Capitalization of Eagle MHC                                       (10,000)            --
  Loan for purchase of ESOP shares                                 (368,048)            --
                                                               ------------    -----------
      Net cash provided by financing activities                   3,269,889      3,656,057
                                                               ------------    -----------

Net increase (decrease) in cash                                  (3,263,521)       (46,367)

CASH AND CASH EQUIVALENTS, beginning of year                      6,741,171      6,787,538
                                                               ------------    -----------

CASH AND CASH EQUIVALENTS, end of year                         $  3,477,650    $ 6,741,171
                                                               ============    ===========

                          EAGLE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE l. REORGANIZATION AND STOCK OFFERING

On April 4, 2000, American Federal Savings Bank (the "Bank") completed its reorganization into a mutual holding company structure (the "Reorganization"). As part of the Reorganization, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the "Conversion"). The Bank became the wholly-owned subsidiary of Eagle Bancorp, which became the majority-owned subsidiary of Eagle Financial, MHC (the "Mutual Holding Company"). Collectively, Eagle Bancorp, and the Bank are referred to herein as "the Company".

Eagle Bancorp, issued a total of 1,223,572 common shares on April 4, 2000, consisting of 575,079 shares (or 47%) sold to the public (the "Offering") and 648,493 shares (or 53%) issued to the Mutual Holding Company. The net proceeds from the sale of shares to the public amounted to $3,853,686, representing gross proceeds of $4,600,632 less offering costs of $746,946. Eagle Bancorp, utilized net proceeds of $2,000,000 to make a capital contribution to the Bank and $10,000 to capitalize the Mutual Holding Company.

The Company's Employee Stock Ownership Plan ("ESOP"), which purchased shares in the Offering, was authorized to purchase up to 8% of the shares sold in the Offering, or 46,006 shares. The ESOP completed its purchase of all such authorized shares in the Offering, at a total cost of $368,048.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Bank is a federally chartered savings bank subject to the regulations of the Office of Thrift Supervision. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

The Bank is headquartered in Helena, Montana, and operates additional branches in Butte, Bozeman, and Townsend, Montana. The Bank's market area is concentrated in south central Montana, to which it primarily offers commercial, residential, and consumer loans. The Bank's principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.

Basis of Financial Statement Presentation:

The consolidated financial statements include the accounts of Eagle Bancorp, and the Bank. Prior to the Reorganization and Offering, Eagle Bancorp had no operations other than those of an organizational nature. Intercompany transactions and balances are eliminated in consolidation.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates.

Significant estimates are necessary in determining the recorded value of the allowance for loan losses and available-for-sale securities. Management believes the assumptions used in arriving at these estimates are appropriate.

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash, interest-bearing deposits with correspondent banks, and federal funds sold.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the FDIC up to $100,000. No account balances were held with correspondent banks that were in excess of FDIC insured levels.

Investment Securities:

The Company designated debt and equity securities as held-to-maturity, available-for-sale, or trading.

Held-to-maturity -- Investment securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the period remaining until maturity.

Available-for-sale -- Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses, net of tax, are reported as other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

Trading -- No investment securities were designated as trading at June 30, 2000 and 1999.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Federal Home Loan Bank Stock:

The Company's investment in Federal Home Loan Bank (FHLB) stock is a restricted investment carried at par value ($100 per share), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of the FHLB.

Mortgage Loans Held-for-Sale:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value, determined in aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income.

Loans Receivable:

Loans receivable that management has the intent and ability to hold until maturity are reported at the outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or unaccreted discounts on purchased loans. Loan origination fees, net of certain direct origination costs are deferred and amortized over the contractual life of the loan, as an adjustment of the yield, using the interest method.

Impaired Loans and Related Income:

A loan is considered impaired when management determines that it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans may include nonaccrual loans past due 90 days or more, loans restructured in the current year, and other loans that management considers to be impaired.

When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed and charged against interest income. Income on nonaccrual loans is then recognized only when the loan is brought current, or when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest. Interest income on restructured loans is recognized pursuant to the terms of new loan agreements. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan, the observable fair market value of the loan, or the fair value of the loan's collateral.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Loan Losses:

The allowance for loan losses is increased by the provision for loan losses charged to operations and is decreased by loan charge-offs, net of recoveries. Management estimates the provision for loan losses by evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, determination of the existence and realizable value of the collateral, and guarantees securing the loans. The allowance is based upon market factors and trends which extend beyond the Company's control, and which may result in losses or recoveries differing significantly from those provided for in the financial statements.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with the foreclosures or in satisfaction of loans. In connection with the determination of the estimated losses on loans and foreclosed assets held-for-sale, management obtains independent appraisals for significant properties.

The majority of the Company's loan portfolio consists of commercial real estate loans and single-family residential loans secured by real estate in south central Montana. Real estate prices in this market have been stable. However, the ultimate collectibility of a substantial portion of the Company's loan portfolio may be susceptible to changes in local market conditions in the future.

Mortgage Servicing Rights:

The Company allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained through quoted market prices. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. The Company accounts for its recorded value, and possible impairment of mortgage servicing rights, on a loan-by-loan basis.

The cost allocated to mortgage servicing rights is amortized in proportion to, and over the estimated period of, net servicing income.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Real Estate Owned:

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of the unpaid principal balance of the related loan or the fair market value of the real estate acquired less estimated selling costs. After foreclosure, management performs subsequent valuations, and the carrying value of a real estate owned property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and other available information. Routine holding costs are charged to expense as incurred, while significant improvements are capitalized. Gains and losses on sales of real estate owned are recognized upon disposition.

Property and Equipment:

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets, ranging from 3 to 35 years. The costs of maintenance and repairs are expensed as incurred, while major expenditures for renewals and betterments are capitalized.

Income Taxes:

Income taxes are accounted for under the asset and liability method. Accordingly, deferred taxes are recognized for the estimated future tax effects attributable to "temporary differences" between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgement about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Advertising Costs:

The Bank expenses advertising costs as they are incurred. Advertising costs were $126,261, and $160,297 for the years ended June 30, 2000 and 1999, respectively.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employee Stock Ownership Plan:

Compensation expense recognized for the Company's ESOP equals the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at the time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders' equity.

Earnings Per Share:

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share excludes dilution and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding for the period. Basic earnings per share presented in the fiscal 2000 consolidated statement of income is for the three-month period following the Offering, based on net income of $301,995 for that period and 1,178,414 average outstanding common shares. For purposes of computing earnings per share, outstanding common shares include all shares issued to the Mutual Holding Company but exclude ESOP shares that have not been allocated or committed to be released for allocation to participants. At June 30, 2000, the Company had no outstanding stock options or other contracts that could result in the issuance of additional common shares and, accordingly, diluted earnings per share is not applicable.

Impact of New Accounting Standards:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was to be adopted by the Company as of July 1, 1999. However, in June 1999, FASB issued SFAS No. 137, which defers the effective date of this statement by one year. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of the Statement, all derivatives must be recognized at fair value as either assets or liabilities in the statement of financial condition. Changes in the fair value of derivatives not designed as hedging instruments are to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this Statement to financial statements of prior periods is not permitted. Management has determined that the impact of adopting SFAS No. 133 will not be significant to its financial condition and results of operations.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications:

Certain items in the 1999 financial statements have been reclassified to conform to the presentation in the 2000 financial statements. These reclassifications have no effect on the Bank's previously reported financial position or results of operation.

NOTE 3. REGULATORY CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table on the following page) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2000 and 1999, that the Company meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision (OTS) (as of November 29, 1999) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below. Sine the most recent notification from the OTS, the Bank's ratios have improved. As a result, management believes that the Bank would be considered well-capitalized by the OTS at June 30, 2000 and 1999, respectively.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 3. REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The Bank's actual capital amounts (in thousands) and ratios are presented in the table below.

                                                                       TO BE CONSIDERED
                                                                       WELL CAPITALIZED
                                                                         UNDER PROMPT
                                                   FOR CAPITAL            CORRECTIVE
                               ACTUAL           ADEQUACY PURPOSES      ACTION PROVISIONS
                        -------------------     ------------------     ------------------
                        AMOUNT        RATIO     AMOUNT       RATIO     AMOUNT       RATIO
                        ------        -----     ------       -----     ------       -----

As of June 30, 2000:
  Tangible             $17,149       11.27%     $2,282        1.5%        N/A        N/A
  Leverage             $17,149       11.27%     $6,086        4.0%     $7,607        5.0%
  Tier 1 risk-based    $17,149       18.50%     $3,709        4.0%     $5,563        6.0%
  Total risk-based     $17,861       19.26%     $7,417        8.0%     $9,272       10.0%

As of June 30, 1999:
  Tangible             $14,100        9.46%     $2,236        1.5%        N/A        N/A
  Leverage             $14,100        9.46%     $5,964        4.0%     $7,455        5.0%
  Tier 1 risked-based  $14,100       16.49%     $3,420        4.0%     $5,130        6.0%
  Total risk-based     $14,837       17.35%     $6,840        8.0%     $8,550       10.0%

A reconciliation of capital (in thousands) determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

                                                                 June 30,
                                                         -----------------------
                                                           2000            1999
                                                         -------         -------
Capital determined by generally
  accepted accounting principles                         $16,830         $13,894
Unrealized loss on securities
  available-for-sale                                         319             206
                                                         -------         -------
Tier I (core) capital                                     17,149          14,100
Allowance for loan loses                                     712             737
                                                         -------         -------
    Total risk based capital                             $17,861         $14,837
                                                         =======         =======

Dividend Limitations

Under OTS regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years. Dividends in excess of such amount required OTS approval. The Bank has not paid any dividends to the Company through June 30, 2000. The Company had not paid any dividends to its shareholders through June 30, 2000.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 3. REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Liquidation Rights

All depositors who had liquidation rights with respect to the Bank as of the effective date of the Reorganization continue to have such rights solely with respect to the Mutual Holding Company, as long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the Reorganization will have liquidation rights with respect to the Mutual Holding Company.

NOTE 4. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain cash reserves on deposit with the Federal Reserve Bank based on deposits.

As of June 30, 2000 and 1999, the Company was required to have aggregate cash deposits with the Federal Reserve Bank of approximately $351,000 and $290,000, respectively.

NOTE 5. INVESTMENT SECURITIES

The Company's investment policy requires that the Company purchase only high-grade investment securities. Municipal obligations are categorized as "AAA" or better by a nationally recognized statistical rating organization. These ratings are achieved because the securities are backed by the full faith and credit of the municipality and also supported by third-party credit insurance policies. Mortgage backed securities and collateralized mortgage obligations are issued by government sponsored corporations, including Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and the Guaranteed National Mortgage Association. The amortized cost and estimated fair values of securities, together with unrealized gains and losses, are as follows:

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES (CONTINUED)

                                                  June 30, 2000
                             ---------------------------------------------------------
                                               GROSS          GROSS
                              AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                COST           GAINS         (LOSSES)          VALUE
                             -----------     ----------     ---------      -----------
Available-for-sale:
  U.S. government and
    agency obligations       $ 4,250,803     $       --     $ (99,656)     $ 4,151,147
  Municipal obligations        3,307,967             --      (251,657)       3,056,310
  Corporate obligations        6,184,453             --      (122,998)       6,061,455
  Mortgage-backed
    securities                 4,623,260             --       (40,258)       4,583,002
  Collateralized
    mortgage obligations         372,372             --       (11,067)         361,305
  Corporate preferred
    stock                        201,398             --          (398)         201,000
                             -----------     ----------     ---------      -----------
      Total                  $18,940,253     $       --     $(526,034)     $18,414,219
                             ===========     ==========     =========      ===========

Held-to-maturity:
  U.S. government and
    agency obligations       $ 2,888,392     $       --     $ (29,659)     $ 2,858,733
  Municipal obligations        1,069,806             --       (21,234)       1,048,572
  Mortgage-backed
    securities                 5,964,489             --      (164,775)       5,799,714
                             -----------     ----------     ---------      -----------
      Total                  $ 9,922,687     $       --     $(215,668)     $ 9,707,019
                             ===========     ==========     =========      ===========


                                                  June 30, 1999
                             -----------------------------------------------------
                                             GROSS        GROSS
                              AMORTIZED    UNREALIZED   UNREALIZED         FAIR
                                COST         GAINS       (LOSSES)         VALUE
                            -----------    ----------   ---------      -----------
Available-for-sale:
  U.S. government and
    agency obligations      $ 3,609,163     $20,760     $ (93,811)     $ 3,536,112
  Municipal obligations       3,309,422          --      (191,723)       3,117,699
  Corporate obligations       5,620,621          --       (77,047)       5,543,574
  Mortgage-backed
    securities                3,809,157      14,167            --        3,823,324
Collateralized mortgage
    obligations                 577,337          --        (7,714)         569,623
                            -----------     -------     ---------      -----------
      Total                 $16,925,700     $34,927     $(370,295)     $16,590,332
                            ===========     =======     =========      ===========

Held-to-maturity:
  U.S. government and
    agency obligations      $ 6,699,734     $ 4,323     $      --      $ 6,704,057
  Municipal obligations         954,704          --       (10,110)         944,594
  Mortgage-backed
    securities                6,843,258          --       (82,140)       6,761,118
                            -----------     -------     ---------      -----------
      Total                 $14,497,696     $ 4,323     $ (92,250)     $14,409,769
                            ===========     =======     =========      ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES (CONTINUED)

Gross realized losses on securities available-for-sale were $30,355 and $6,039 for the years ended June 30, 2000 and 1999, respectively.

The amortized cost and estimated fair value of securities at June 30, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               June 30, 2000
                         -------------------------------------------------------
                               HELD-T0-MATURITY           AVAILABLE-FOR-SALE
                                 SECURITIES                   SECURITIES
                         -------------------------    --------------------------
                          AMORTIZED       FAIR         AMORTIZED        FAIR
                            COST          VALUE          COST           VALUE
                            ----          -----          ----           -----

Due in one year          $1,310,441    $1,304,312    $ 1,064,776    $ 1,057,438
Due after one year
  through five years      2,412,757     2,372,980      7,112,078      6,940,267
Due after five years
  through ten years         110,000       103,750      1,000,000        941,565
Due after ten years         125,000       126,263      4,566,369      4,330,138
                         ----------    ----------    -----------    -----------
                          3,958,198     3,907,305     13,743,223     13,269,408
Preferred stock                                          201,398        201,000
Mortgaged-backed
  securities              5,964,489     5,799,714      4,623,260      4,582,506
Collateralized
  mortgage
  obligations                    --            --        372,372        361,305
                         ----------    ----------    -----------    -----------
    Total                $9,922,687    $9,707,019    $18,940,253    $18,414,219
                         ==========    ==========    ===========    ===========

A federal agency obligation bond with amortized cost of approximately $501,000 has been pledged to the Federal Reserve Bank to serve as collateral for the Company's treasury, tax, and loan account at June 30, 2000 and 1999. All other securities are held at the Federal Home Loan Bank for safekeeping. Bank-owned investments totaling $27,143,926 as of June 30, 2000, are pledged as collateral for the advances from the Federal Home Loan Bank as described in Note 10.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 6. LOANS RECEIVABLE

Loans receivable consist of the following:

                                                             June 30,
                                               ------------------------------
                                                    2000              1999
                                               ------------       -----------
First mortgage loans
  Residential mortgage (1 - 4 family)          $ 74,336,713       $71,119,512
  Commercial real estate                          7,784,333         6,811,426
  Real estate construction                        1,453,371           654,046
Other loans
  Home Equity                                    13,654,250        11,867,266
  Consumer                                        8,279,048         5,331,388
  Commercial                                      2,757,708         2,119,684
                                               ------------       -----------
    Total                                       108,265,423        97,903,322
Less:  Allowance for loan losses                   (712,165)         (736,624)
          Deferred loan fees, net                  (105,821)         (130,563)
                                               ------------       -----------
      Total                                    $107,447,437       $97,036,135
                                               ============       ===========

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $504,494 and $804,828 at June 30, 2000 and 1999, respectively. Interest income not accrued on these loans and cash received on interest income were immaterial for the years ended June 30, 2000 and 1999. The allowance for loan losses on nonaccrual loans as of June 30, 2000 and 1999 was $24,321 and $28,898, respectively. The Company expects to collect all amounts due on nonaccrual loans, including interest accrued at contractual rates, accordingly there are no loans considered impaired at June 30, 2000 and 1999.

The following is a summary of changes in the allowance for loan losses:

                                                         Years Ended June 30,
                                                    -------------------------
                                                      2000              1999
                                                    --------         --------
BALANCE, beginning of period                        $736,624         $678,410
  Reclassification to REO reserve                    (11,519)              --
  Provision charged to operations                     15,000           60,000
  Charge-offs                                        (30,623)         (18,330)
  Recoveries                                           2,683           16,544
                                                    --------         --------
BALANCE, end of period                              $712,165         $736,624
                                                    ========         ========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 6. LOANS RECEIVABLE (CONTINUED)

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers of the Company at June 30, 2000 and 1999, were $80,927 and $88,538, respectively. Interest income from these loans was $7,092 and $6,947 for the years ended June 30, 2000 and 1999, respectively.

NOTE 7. MORTGAGE SERVICING RIGHTS

The Company is servicing loans for the benefit of others totaling approximately $111,194,000 and $108,931,000 at June 30, 2000 and 1999, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $524,000 at both June 30, 2000 and 1999.

The following is a summary of activity in mortgage servicing rights:

                                                       Years Ended June 30,
                                                 -------------------------------
                                                     2000               1999
                                                 -----------        -----------
BALANCE, beginning of period                     $ 1,279,041        $   751,573
Mortgage servicing rights capitalized                179,012            676,615
Amortization of mortgage servicing
  rights                                            (119,782)          (149,147)
                                                 -----------        -----------
BALANCE, end of period                           $ 1,338,271        $ 1,279,041
                                                 ===========        ===========

No write-offs of mortgage servicing rights have occurred during the years ended June 30, 2000 and 1999. Management has assessed the need for a valuation allowance and determined that none is required.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment and related depreciation are summarized by major classification as follows:

                                                           June 30,
                                               ------------------------------
                                                  2000               1999
                                               -----------        -----------
Land, buildings, and improvements              $ 7,737,700        $ 7,723,090
Furniture and equipment                          2,820,932          2,719,272
                                               -----------        -----------
    Total                                       10,558,632         10,442,362
Accumulated depreciation                        (3,596,551)        (3,081,290)
                                               -----------        -----------
    Total                                      $ 6,962,081        $ 7,361,072
                                               ===========        ===========

Depreciation expense totaled $515,262 and $479,053 for the years ended June 30, 2000 and 1999, respectively.

NOTE 9. DEPOSITS

Deposits are summarized as follows:

                                                              June 30,
                                                   -----------------------------
                                                       2000              1999
                                                   ------------     ------------
Noninterest checking                               $  5,732,528     $  5,222,747
Interest-bearing checking (1.50%, 1.50%)             22,849,549       21,466,834
Passbook (3.00%, 3.00%)                              20,936,122       21,429,656
Money market (3.97%, 3.71%)                          14,716,098       14,445,816
Time certificates of deposit (4.50% - 7.70%)         60,278,708       58,256,635
                                                   ------------     ------------
                                                   $124,513,005     $120,821,688
                                                   ============     ============

The weighted average cost of funds was 3.95% and 3.66% at June 30, 2000 and 1999, respectively.

Time certificates of deposit maturities at June 30, 2000 are as follows:

Within one year                                                      $43,779,720
One to two years                                                      14,354,098
Two to three years                                                     1,315,271
Four to five years                                                       635,799
Thereafter                                                               193,820
                                                                     -----------
    Total                                                            $60,278,708
                                                                     ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 9. DEPOSITS (CONTINUED)

Interest expense on deposits is summarized as follows:

                                                        Years Ended June 30,
                                                   -----------------------------
                                                      2000               1999
                                                   ----------         ----------

Checking                                           $  467,060         $  298,129
Passbook                                              630,993            614,071
Money market                                          419,289            434,360
Time certificates of deposit                        2,998,959          3,008,832
                                                   ----------         ----------
    Total                                          $4,516,301         $4,355,392
                                                   ==========         ==========

At June 30, 2000 and 1999, the Company held $14,912,000 and $8,659,000, respectively, in deposit accounts of $100,000 or more. Deposit accounts in excess of $100,000 are not insured by the FDIC.

Directors' and senior officers' deposit accounts at June 30, 2000 and 1999, were $320,776 and $485,045, respectively.

NOTE 10. ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank mature as follows:

                                                            June 30,
                                               --------------------------------
Maturing period                                   2000                  1999
---------------                                ----------           -----------
Line of credit                                 $1,375,000           $        --
Within one year                                   266,667             2,266,667
One to two years                                  266,667               266,667
Two to three years                                266,667             2,266,667
Three to four years                               266,666             2,266,667
Four to five years                              5,197,222               266,667
Thereafter                                      1,043,889             5,241,110
                                               ----------           -----------
                                               $8,682,778           $12,574,445
                                               ==========           ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 10. ADVANCES FROM THE FEDERAL HOME LOAN BANK (CONTINUED)

Two advances require combined annual principal payments of $266,667. The remaining advances are due at maturity. One advance is subject to a quarterly put option that would allow the FHLB to require the Company to repay the advance ahead of its scheduled maturity. The next put date is October 14, 2000. The advances are subject to prepayment penalties. The interest rates on advances are fixed. The weighted average interest rate for advances at June 30, 2000 and 1999 was 6.42% and 6.48%, respectively. The weighted average amount outstanding was $10,087,000 and $12,892,000 for the years ended June 30, 2000 and 1999, respectively.

The maximum amount outstanding at any month-end was $14,127,222 and $14,818,889 during the years ended June 30, 2000 and 1999, respectively.

The advances are collateralized by U.S. Federal agency securities subject to various pledge requirements. At June 30, 2000 and 1999, the Company exceeded the collateral requirements of the FHLB. The Company's investment in FHLB stock is also pledged as collateral on these advances.

The total FHLB funding line available to the Company at June 30, 2000, was 25% of total assets, or approximately $37,957,500.

NOTE 11. INCOME TAXES

The components of the Company's income tax provision (benefit) are as follows:

                                                       Years Ended June 30,
                                                 ------------------------------
                                                   2000                  1999
                                                 --------              --------
Current:
  U.S. federal                                   $421,361              $522,695
  Montana                                          87,821               112,876
                                                 --------              --------
                                                  509,182               635,571
                                                 --------              --------
Deferred:
  U.S. federal                                    (15,000)               65,000
  Montana                                           4,000                 7,000
                                                 --------              --------
                                                   11,000                72,000
                                                 --------              --------
    Total                                        $498,182              $707,571
                                                 ========              ========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 11. INCOME TAXES (CONTINUED)

The nature and components of deferred tax assets and liabilities are as follows:

                                                                June 30,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
Deferred tax assets:
  Deferred compensation                                  $223,000       $215,000
  Allowance for loan losses (state only)                   48,000         50,000
  Deferred loan fees                                       41,000         53,000
  Securities available-for-sale                           202,000        129,000
  Other                                                    41,000         37,000
                                                         --------       --------
    Total deferred tax assets                             555,000        484,000
                                                         --------       --------

Deferred tax liabilities:
  Accumulated depreciation                                184,000        218,000
  FHLB stock                                              424,000        387,000
  Interest receivable                                       1,000          4,000
  Allowance for loan losses (Federal only)                113,000        138,000
  Other                                                    16,000          5,000
                                                         --------       --------
    Total deferred tax liabilities                        738,000        752,000
                                                         --------       --------
Net deferred tax liability                               $183,000       $268,000
                                                         ========       ========

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

A reconciliation of the Company's effective income tax provision to the statutory federal income tax rate is as follows:

                                                      Years Ended June 30,
                                                 -----------------------------
                                                    2000                1999
                                                 ---------           ---------
Federal income taxes at the
  statutory rate of 34%                          $ 529,270           $ 666,340
State income taxes, net of
  federal income tax benefit                        65,300              77,700
Nontaxable income                                  (88,870)            (25,264)
Other, net                                          (7,518)            (11,205)
                                                 ---------           ---------
Income tax expense                               $ 498,182           $ 707,571
                                                 =========           =========
Effective tax rate                                    32.0%               36.1%
                                                 =========           =========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 11. INCOME TAXES (CONTINUED)

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. Retained earnings include approximately $915,000 at June 30, 2000 and 1999, for which federal income tax has not been provided.

NOTE 12. COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements. Comprehensive income represents the sum of net income and items of "other comprehensive income" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available-for-sale. In accordance with SFAS No. 130, the Company has reported its comprehensive income for fiscal 2000 and 1999 in consolidated statements of changes in stockholders' equity.

The Company's other comprehensive income or loss, which is attributable to gains and losses on securities available-for-sale, is summarized as follows for the years ended June 30:

                                                        2000             1999
                                                        ----             ----
Net unrealized holding (loss) gain
  arising during the year, net of
  related income taxes of $60,539
  and $135,917, respectively                          $(136,029)      $(217,528)

Reclassification adjustment for net
  realized loss included in net income,
  net of related income taxes of ($11,673)
  and ($2,322), respectively                             18,682           3,717
                                                      ---------       ---------

Other comprehensive (loss) income                     $(117,347)      $(213,811)
                                                      =========       =========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 12. COMPREHENSIVE INCOME (CONTINUED)

The Company's accumulated other comprehensive (loss) income, which is included in stockholders' equity, represents the net unrealized (loss) gain on securities available-for-sale of $(526,034) and $(335,368) at June 30, 2000 and 1999, respectively, less related deferred income taxes of $202,286 and $128,967, respectively.

NOTE 13. EMPLOYEE BENEFITS

Profit Sharing Plan:

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company's annual contribution, limited to a maximum of 15% of qualified employees' salaries, is determined by the Board of Directors. Profit sharing expense was $165,355 and $169,185 for the years ended June 30, 2000 and 1999, respectively.

The Company's profit sharing plan includes a 401(k) feature. At the discretion of the Board of Directors, the Company may match up to 50% of participants' contributions up to a maximum of 3% of participants' salaries. For the years ended June 30, 2000 and 1999, the Company's match totaled $22,243 and $17,937, respectively.

Deferred Compensation Plans:

The Company has entered into a deferred compensation agreement for the benefit of a previous director/employee. The agreement provides for payment of $2,000 per month for the employee's and spouse's lifetime. The liability was $40,799 and $60,644 at June 30, 2000 and 1999, respectively, based upon the present value of the payments over the expected lifetime of the beneficiaries, discounted at 8%.

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended June 30, 2000 and 1999, the total expense was $75,090 and to $83,513, respectively.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 13. EMPLOYEE BENEFITS (CONTINUED)

Employee Stock Ownership Plan:

In connection with the Reorganization and Offering, the Company established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $368,048 from Eagle Bancorp and used the funds to purchase 46,006 shares of common stock in the Offering. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan that has a ten-year term and bears interest at 8%. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

Shares purchased by the ESOP are held in a suspense account by the plan trustee until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed seven years. Any forfeited shares are allocated to other participants in the same proportion as contributions.

Total ESOP expense of $18,837 was recognized in fiscal 2000 for 2,300 shares committed to be released to participants during the six months ended June 30, 2000 with respect to the plan year ending December 31, 2000. The cost of the 43,706 ESOP shares that have not yet been allocated or committed to be released to participants is deducted from stockholders' equity ($349,648 at June 30, 2000). The fair value of these shares was approximately $363,000 at that date.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims and legal actions arising in the ordinary course of business. Management, after consultation with legal counsel, does not anticipate losses on any of these claims or actions that would have a material adverse effect on the consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

                                                          2000            1999
                                                          ----            ----
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for interest               $5,222,385     $5,199,828
                                                       ==========     ==========
  Cash paid during the year for income taxes           $  422,000     $  905,900
                                                       ==========     ==========

NON-CASH INVESTING ACTIVITIES:
  Real estate acquired through the settlement
    of loans                                           $  131,360     $       --
                                                       ==========     ==========
  (Increase) decrease in market value of
    securities available-for-sale                      $  190,666     $  347,406
                                                       ==========     ==========
  Mortgage servicing rights capitalized                $  183,943     $  670,265
                                                       ==========     ==========

NOTE 16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

All financial instruments held or issued by the Company are held or issued for purposes other than trading. In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and forward delivery commitments for the sale of whole loans to the secondary market.

Commitments to extend credit -- In response to marketplace demands, the Company routinely makes commitments to extend credit for fixed rate and variable rate loans with or without rate lock guarantees. When rate lock guarantees are made to customers, the Company becomes subject to market risk for changes in interest rates that occur between the rate lock date and the date that a firm commitment to purchase the loan is made by a secondary market investor. Generally, as interest rates increase, the market value of the loan commitment goes down. The opposite effect takes place when interest rates decline.

Commitments to extend credit are agreements to lend to a customer as long as the borrower satisfies the Company's underwriting standards and related provisions of the borrowing agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company's exposure to credit loss in the event of nonperformance by the other party to financial instrument for commitments to extend credit is represented by the contractual notional amount of those commitments. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Collateral is required for substantially all loans, and normally consists of real property. The Company's experience has been that substantially all loan commitments are completed or terminated by the borrower within 3 to 12 months.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

Forward delivery commitments -- The Company uses mandatory sell forward delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments and certain mortgage loans held-for-sale. Gains or losses incurred in completing these commitments offset corresponding gains and losses in the items hedged, and are deferred and recognized in the statement of income when the contract is closed and the related assets are sold. Credit risks on these instruments arise when the Company's position in these securities becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counterparty to the agreement. To manage this risk, the Company only enters into these agreements with major, well-known financial institutions. Gains and losses resulting from such financial instruments are recorded when they are funded or settled.

The notional amount of the Company's commitments to extend credit at fixed and variable interest rates were approximately $3,013,000 and $6,700,000 at June 30, 2000 and 1999, respectively. Fixed rate commitments are extended at rates ranging from 6.00% to 8.75% and 5.875% to 7.9% at June 30, 2000 and 1999,
respectively. The Company has lines of credit representing credit risk of approximately $7,703,000 and $7,089,000 at June 30, 2000 and 1999, respectively, of which approximately $3,185,000 and $3,115,000 had been drawn at June 30, 2000 and 1999, respectively. The Company has credit cards issued representing credit risk of approximately $1,773,000 and $1,277,000 at June 30, 2000 and 1999,
respectively, of which approximately $280,000 and $210,000 had been drawn at June 30, 2000 and 1999, respectively.

The Company also made commitments as of June 30, 2000 and 1999 to deliver approximately $861,000 and $2,700,000, respectively, in loans to various investors, all at fixed interest rates ranging from 6.00% to 8.625% and 5.875% and 7.875% at June 30, 2000 and 1999, respectively.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts of financial instrument have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                        June 30,
                            -------------------------------------------------------------
                                         2000                            1999
                            -----------------------------     ---------------------------
                              CARRYING          ESTMATED        CARRYING       ESTIMATED
                               AMOUNT          FAIR VALUE        AMOUNT        FAIR VALUE
                            ------------     ------------     -----------     -----------

FINANCIAL ASSETS:
  Cash and cash
  equivalents               $  3,477,650     $  3,477,650     $ 6,741,171     $ 6,741,171
  Investment securities
    available-for-sale        18,414,219       18,414,219      16,590,332      16,590,332
  Investment securities
    held-to-maturity           9,922,687        9,707,019      14,497,696      14,409,769
  Federal Home Loan
    Bank stock                 1,393,000        1,393,000       1,301,200       1,301,200
  Mortgage loans
    held-for-sale                861,290          858,415       1,066,384       1,086,219
  Loans receivable, net      107,447,437      106,736,000      97,036,135      97,990,000
  Mortgage servicing
    rights                     1,338,271        1,341,453       1,279,041       1,394,000
  Cash surrender value
    of life insurance          2,040,973        2,040,973       1,948,570       1,948,570

FINANCIAL LIABILITIES:
  Deposits                    64,234,297       64,234,297      62,565,053      62,565,053
  Time certificates
    of deposit                60,278,708       60,255,000      58,256,635      58,475,000
  Advances from Federal
    Home Loan Bank             8,682,778        8,656,000      12,574,445      12,755,000

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.

Cash and cash equivalents - The carrying amounts for approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Investment securities and stock in the FHLB - The fair value of investment securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of stock in the FHLB approximates redemption value.

Loans receivable and mortgage loans held-for-sale - Fair values are estimated by stratifying the loan portfolio into groups of loans with similar financial characteristics. Loans are segregated by type such as real estate, commercial, and consumer, with each category further segmented into fixed and adjustable rate interest terms.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

For mortgage loans, including loans held-for-sale, the Company uses the secondary market rates in effect for loans that have similar characteristics. The fair value of other fixed rate loans is calculated by discounting scheduled cash flows through the anticipated maturities adjusted for prepayment estimates. Adjustable interest rate loans are assumed to approximate fair value because they generally reprice within the short term.

Fair values are adjusted for credit risk based on assessment of risk identified with specific loans, and risk adjustments on the remaining portfolio based on credit loss experience.

Assumptions regarding credit risk are judgmentally determined using specific borrower information, internal credit quality analysis, and historical information on segmented loan categories for non-specific borrowers.

Mortgage servicing rights -- Fair values are estimated by stratifying the mortgage servicing portfolio into groups of loans with similar financial characteristics, such as loan type, interest rate, and expected maturity. When applicable, the Company obtains bid quotations from secondary market investors who regularly purchase mortgage servicing rights. If quoted market price estimates are unavailable, the Company compares the discounted expected future cash flows to be received from servicing loans to the future cash flows required to service the loans. Assumptions regarding loan payoffs are determined using historical information on segmented loan categories for nonspecific borrowers.

Cash surrender value of life insurance -- The carrying amount for cash surrender value of life insurance approximates fair value as policies are recorded at redemption value.

Deposits and time certificates of deposit -- The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand. The fair value of time certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB -- The fair value of the Company's short-term advances are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2000, if the advances repriced according to their stated terms.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 18. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Set forth below is the condensed statement of financial condition of Eagle Bancorp at June 30, 2000, together with the related condensed statements of income and cash flows for the period from April 4, 2000 through June 30, 2000.

                  Condensed Statement of Financial Condition
Assets
Cash and cash equivalents                                            $   284,475
Securities available-for-sale                                          1,192,980
Investment in American Federal Savings Bank                           16,829,523
Other assets                                                              32,252
                                                                     -----------

    Total assets                                                     $18,339,230
                                                                     ===========

Liabilities
Accounts payable and accrued expenses                                     10,088
Stockholders' Equity                                                  18,329,142
                                                                     -----------

    Total liabilities and stockholders' equity                       $18,339,230
                                                                     ===========

                        Condensed Statement of Income

Interest income                                                      $    21,866
Noninterest expense                                                        2,500
                                                                     -----------
  Income before income taxes                                              19,366
Income tax expense                                                        10,139
                                                                     -----------
Income before equity in undistributed earnings
  American Federal Savings Bank                                            9,227
Equity in undistributed earnings American Federal
  Bank                                                                   292,768
                                                                     -----------

Net income                                                           $   301,995
                                                                     ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 18. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

                        Condensed Statement of Cash Flows

Cash Flows from Operating Activities:
Net income                                                          $   301,995
Adjustments to reconcile net income to net cash used
  in operating activities:
Equity in undistributed earnings of American Federal
  Savings Bank                                                         (292,768)
Other adjustments, net                                                   (1,269)
                                                                    -----------

    Net cash used in operating activities                                 7,958
                                                                    -----------

Cash Flows from Investing Activities:
Cash contribution to American Federal Savings Bank                   (2,000,000)
Purchase of securities:
  Investment securities available-for-sale                             (798,481)
  Mortgage-backed securities available-for-sale                        (411,904)
Proceeds from maturities, calls and principal payments:
  Mortgage-backed securities available-for-sale                          11,264
                                                                    -----------

    Net cash used in investing activities                            (3,199,121)
                                                                    -----------

Cash Flows from Financing Activities:
Net proceeds from stock offering                                      3,853,686
Initial capitalization of Eagle Financial, MHC                          (10,000)
ESOP shares loan                                                       (368,048)
                                                                    -----------
    Net cash provided by financing activities                         3,475,638
                                                                    -----------

Net increase in cash and cash equivalents                               284,475
Cash and cash equivalents at beginning of period                             --
                                                                    -----------

Cash and cash equivalents at end of period                          $   284,475
                                                                    ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2000 and 1999:

                                       FIRST         SECOND         THIRD          FOURTH
                                      QUARTER        QUARTER       QUARTER         QUARTER
                                      -------        -------       -------         -------
Year ended June 30, 2000

   Interest and
     dividend income                $2,507,974     $2,529,674     $2,534,326     $2,628,562
   Interest expense                  1,288,004      1,277,440      1,285,926      1,313,873
                                    ----------     ----------     ----------     ----------

   Net interest income               1,219,970      1,252,234      1,248,400      1,314,689
   Provision for loan
     losses                             15,000             --             --
   Non-interest income                 332,373        357,620        338,497        374,147
   Non-interest expense              1,208,664      1,204,688      1,215,108      1,237,793
                                    ----------     ----------     ----------     ----------

   Income before income
     tax expense                       328,679        405,166        371,789        451,043
   Income tax expense                  120,117        110,017        119,000        149,048
                                    ----------     ----------     ----------     ----------

   Net income                       $  208,562     $  295,149     $  252,789     $  301,995
                                    ==========     ==========     ==========     ==========

Basic earnings per common share                                                  $      .26
                                                                                 ==========

Year ended June 30, 1999

   Interest and
     dividend income                $2,582,377     $2,539,020     $2,466,967     $2,433,612
   Interest expense                  1,344,788      1,324,024      1,253,179      1,271,093
                                    ----------     ----------     ----------     ----------

   Net interest income               1,237,589      1,214,996      1,213,788      1,162,519
   Provision for loan
     losses                             15,000         15,000         15,000         15,000
   Non-interest income                 455,133        469,843        463,675        413,067
   Non-interest expense              1,135,948      1,128,219      1,128,636      1,217,984
                                    ----------     ----------     ----------     ----------

   Income before income
     tax expense                       541,774        541,620        533,827        342,602
   Income tax expense                  201,800        186,636        205,300        113,835
                                    ----------     ----------     ----------     ----------

   Net income                       $  339,974     $  354,984     $  328,527     $  228,767
                                    ==========     ==========     ==========     ==========

Basic earnings per common share - not applicable

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 20. SUBSEQUENT EVENT

The Board announced on July 21, 2000 the declaration of a cash dividend of $.07 per share for the fourth quarter. The dividend is the first dividend Eagle has declared since its formation. It is payable August 25, 2000 to shareholders of record at the close of business August 4, 2000. Eagle Financial MHC, Eagle's mutual holding company, has filed a notice with the Office of Thrift Supervision (the "OTS") seeking the OTS' non-objection to its waiver of this dividend on the 648,493 shares of Eagle that Eagle Financial MHC holds. No dividend will be paid if the OTS objects to the waiver.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure.

      Eagle changed its independent auditors during the fiscal year ended June 30, 2000. The information required by Item 8 of this part is presented in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 19, 2000, which information is hereby incorporated by reference into this annual report.

                                    PART III

      The information required by Items 9, 10, 11 and 12 of this part is presented in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 19, 2000, which information is hereby incorporated by reference into this annual report.

Item 13. Exhibits and reports on Form 8-K.

      A. (1) The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp and subsidiary as of June 30, 2000, and June 30, 1999, and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity, and

Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor's reports.

            (2) Schedules omitted as they are not applicable.

      B. Exhibits

     * 2.1  Amended and Restated Plan of Mutual Holding Company Reorganization
            and Stock Issuance
     * 3.1  Charter of Eagle Bancorp
     * 3.2  Bylaws of Eagle Bancorp
     * 4    Form of Stock Certificate of Eagle Bancorp
     *10.1  Employee Stock Ownership Plan and Trust
     *10.2  Employment Contract of Larry A. Dreyer
      16.1  Letter of Moss Adams LLP
      21.1  Subsidiaries of Registrant
      23.1  Consent of Anderson ZurMuehlen & Co., P.C.
      23.2  Consent of Moss Adams LLP
      27.1  Financial Data Schedule

----------

      * Incorporated by reference to the identically number exhibit of the Registration Statement on Form SB-2 (File No. 333-93077) filed with the SEC on December 20, 1999.

                                   ----------

      C. Reports on Form 8-K

            1. Registrant filed a report on Form 8-K on April 27, 2000. This report disclosed a change in certifying accountant pursuant to Item 4.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EAGLE BANCORP

                                                          /s/
                                        --------------------------------------
                                        Larry A. Dreyer
                                        President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Title                            Date
----------                        -----                            ----


      /s/                         President, Chief Executive       9/12/00
-------------------------------   Officer and Director        ------------------
Larry A. Dreyer                   (Principal Executive
                                  Officer)


      /s/                         Senior Vice President            9/12/00
-------------------------------   And Treasurer (Principal    ------------------
Peter J. Johnson                  Financial/Accounting
                                  Officer)


      /s/                         Chairman                         9/12/00
-------------------------------                               ------------------
Robert L. Pennington


      /s/                         Vice Chairman                    9/12/00
-------------------------------                               ------------------
Charles G. Jacoby


      /s/                         Director                         9/12/00
-------------------------------                               ------------------
Don O. Campbell


      /s/                         Director                         9/12/00
-------------------------------                               ------------------
Teresa Hartzog


      /s/                         Director                         9/12/00
-------------------------------                               ------------------
James Maierle


      /s/                         Director                         9/12/00
-------------------------------                               ------------------
Thomas P. McCarvel

                            SHAREHOLDER INFORMATION

STOCK LISTING

Symbol: EBMT
OTC Bulletin Board

SHAREHOLDER SERVICES AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07106-3572
(800) 368-5948
www.rtco.com

SHAREHOLDER CONTACT

Deborah M. Willey
American Federal Savings Bank
1400 Prospect Avenue
Helena, MT 59601
(406) 442-3080
dwilley@amfedsb.com

INVESTOR INFORMATION

Copies of reports filed with the Securities and Exchange Commission are available without charge through the Internet at www.sec.gov or through the Shareholder Contact shown above.

EXECUTIVE OFFICES

1400 Prospect Avenue
Helena, MT 59601
(406) 442-3080

DIRECTORS

DON O. CAMPBELL
Retired

LARRY A. DREYER
President/Chief Executive Officer
Eagle Bancorp

TERESA HARTZOG
Retired

CHARLES G. JACOBY
Vice Chairman of the Board

THOMAS J. McCARVEL
Vice President
Carroll College

JAMES A. MAIERLE
President
Morrison-Maierle, Inc

ROBERT L. PENNINGTON
Chairman of the Board

OFFICERS

LARRY A. DREYER
President/Chief Executive Officer

PETER J. JOHNSON
Senior Vice President/Treasurer

MICHAEL C. MUNDT
Senior Vice President/Lending

JOANNE Y. SANDERSON
Senior Vice President/Operations