Form 10QSB
period 2000-09-30
EAGLE BANCORP/MT
filed 2000-11-13
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

     For the transition period from  _____________ to _____________.


                                                  Commission file number 0-29687
                                                  ------------------------------


                                  Eagle Bancorp
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         United States                                      81-0531318
-------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                     1400 Prospect Avenue, Helena, MT 59601
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (406) 442-3080
                          ---------------------------
                          (Issuer's telephone number)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share             1,223,572 shares outstanding
--------------------------------------------------------------------------------
                             As of November 10, 2000

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Statements of Financial Condition (As of
            September 30, 2000 (unaudited) and June 30, 2000) .........  1 and 2

            Consolidated Statements of Income (For the three months
            ended September 30, 2000 and 1999 (unaudited)) ............  3 and 4

            Consolidated Statements of Stockholders' Equity (For the
            three months ended September 30, 2000 (unaudited)) ........        5

            Consolidated Statements of Cash Flows (For the three
            months ended  September 30, 2000 and 1999 (unaudited)) ....  6 and 7

            Notes to Consolidated Financial Statements ................  8 to 11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................... 12 to 16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ...........................................       17
Item 2.   Changes in Securities .......................................       17
Item 3.   Defaults Upon Senior Securities .............................       17
Item 4.   Submission of Matters to a Vote of Security-Holders .........       17
Item 5.   Other Information ...........................................       17
Item 6.   Exhibits and Reports on Form 8-K ............................ 17 to 19

Signatures

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                  September 30, 2000  June 30, 2000
                                                  ------------------  -------------
                                                      (Unaudited)
ASSETS
  Cash and due from banks ........................   $  2,888,935     $  3,477,650
  Interest-bearing deposits with banks ...........             --               --
                                                     ------------     ------------
      Total cash and cash equivalents ............      2,888,935        3,477,650

  Investment securities available for sale,
    at market value ..............................     18,266,211       18,414,219
  Investment securities held-to-maturity .........      9,762,479        9,922,687
  Federal Home Loan Bank stock, at cost ..........      1,415,700        1,393,000
  Mortgage loans held-for-sale ...................      2,044,197          861,290
  Loans receivable, net of deferred loan fee
    and allowance for loan losses ................    111,783,683      107,447,437
  Accrued interest and dividends receivable ......        943,263          832,204
  Mortgage servicing rights ......................      1,313,581        1,338,271
  Property and equipment, net ....................      6,852,915        6,962,081
  Cash surrender value of life insurance .........      2,064,897        2,040,973
  Real estate acquired in settlement of loans,
    net of allowance for losses ..................        107,280          121,006
  Other assets ...................................        248,038          219,857
                                                     ------------     ------------
      Total assets ...............................   $157,691,179     $153,030,675
                                                     ============     ============



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)


                                                  September 30, 2000  June 30, 2000
                                                  ------------------  -------------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts:
    Noninterest bearing ..........................   $  5,792,980     $  5,732,528
    Interest bearing .............................    119,287,079      118,780,477
  Advances from Federal Home Loan Bank ...........     11,766,111        8,682,778
  Accrued expenses and other liabilities .........      2,131,939        1,505,750
                                                     ------------     ------------
      Total liabilities ..........................    138,978,109      134,701,533
                                                     ------------     ------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding) ......
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572 shares
    issued and outstanding at Sept. 30, 2000) ....         12,236           12,236
  Additional paid-in capital .....................      3,833,546        3,831,887
  Unallocated common stock held by employee
    stock ownership plan ("ESOP") ................       (340,448)        (349,648)
  Retained earnings ..............................     15,421,711       15,158,415
  Accumulated other comprehensive loss ...........       (213,975)        (323,748)
                                                     ------------     ------------
      Total stockholders' equity .................     18,713,070       18,329,142
                                                     ------------     ------------
      Total liabilities and stockholders' equity .   $157,691,179     $153,030,675
                                                     ============     ============



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                         QUARTERLY STATEMENTS OF INCOME


                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
                                                              (unaudited)
Interest and dividend income:
  Interest and fees on loans .......................   $2,253,185    $1,982,300
  Interest on deposits with banks ..................        5,145        41,466
  Securites held to maturity .......................      162,123       214,820
  Securities available for sale ....................      287,239       245,610
  FHLB stock dividends .............................       22,760        23,778
                                                       ----------    ----------
      Total interest and dividend income ...........    2,730,452     2,507,974
                                                       ----------    ----------

Interest expense:
  Deposits .........................................    1,232,617     1,119,214
  FHLB advances ....................................      144,934       168,790
                                                       ----------    ----------
      Total interest expense .......................    1,377,551     1,288,004
                                                       ----------    ----------

  Net interest income ..............................    1,352,901     1,219,970
  Loan loss provision ..............................           --        15,000
                                                       ----------    ----------
      Net interest income after loan loss provision     1,352,901     1,204,970
                                                       ----------    ----------

Noninterest income:
  Net gain on sale of loans ........................       42,599        88,337
  Demand deposit service charges ...................      134,679       118,605
  Mortgage loan servicing fees .....................       72,594        74,108
  Net gain (loss) on sale of available for sale
    securities .....................................           --       (30,355)
  Other ............................................       93,431        81,678
                                                       ----------    ----------
      Total noninterest income .....................      343,303       332,373
                                                       ----------    ----------



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                         QUARTERLY STATEMENTS OF INCOME
                                   (Continued)


                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
                                                              (unaudited)
Noninterest expense:
  Salaries and employee benefits ...................   $  668,560    $  642,073
  Occupancy expenses ...............................      114,051       106,670
  Furniture and equipment depreciation .............       81,816        79,466
  In-house computer expense ........................       41,779        38,843
  Advertising expense ..............................       43,935        40,521
  Amortization of mortgage servicing fees ..........       31,007        36,761
  Federal insurance premiums .......................        7,072        16,866
  Postage ..........................................       21,667        23,636
  Legal,accounting, and examination fees ...........       47,688        17,909
  Consulting fees ..................................        9,447        16,620
  ATM processing ...................................       14,296        19,674
  Other ............................................      167,055       169,625
                                                       ----------    ----------
      Total noninterest expense ....................    1,248,373     1,208,664
                                                       ----------    ----------

Income before provision for income taxes ...........      447,831       328,679

Provision for income taxes .........................      144,280       120,117
                                                       ----------    ----------

Net income .........................................   $  303,551    $  208,562
                                                       ==========    ==========

Earnings per share .................................   $     0.26           n/a
                                                       ==========    ==========

Weighted average shares outstanding ................    1,180,258           n/a
                                                       ==========    ==========



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                          ACCUMULATED
                                                                   ADDITIONAL  UNALLOCATED                   OTHER
                                               PREFERRED   COMMON    PAID-IN       ESOP       RETAINED   COMPREHENSIVE
                                                 STOCK     STOCK     CAPITAL      SHARES      EARNINGS       INCOME        TOTAL
                                               ---------  -------  ----------  -----------  -----------  -------------  -----------
Balance, June 30, 2000 ......................   $    --   $12,236  $3,831,887   $(349,648)  $15,158,415    $(323,748)   $18,329,142

  Net income ................................        --        --          --          --       303,551           --        303,551
  Other comprehensive income ................        --        --          --          --            --      109,773        109,773
                                                                                                                        -----------
      Total comprehensive income ............        --        --          --          --            --           --        413,324

  Dividends paid ($.07 per share) ...........        --        --          --          --       (40,255)          --        (40,255)

  ESOP shares allocated or committed to be
    released for allocation (1,150 shares) ..        --        --       1,659       9,200            --           --         10,859
                                                -------   -------  ----------   ---------   -----------    ---------    -----------
Balance, September 30, 2000 .................   $    --   $12,236  $3,833,546   $(340,448)  $15,421,711    $(213,975)   $18,713,070
                                                =======   =======  ==========   =========   ===========    =========    ===========



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                    2000           1999
                                                                -----------    -----------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................   $   303,551    $   208,562
  Adjustments to reconcile net income to
    net cash from operating activities
      Provision for loan losses .............................            --         15,000
      Depreciation, accretion and amortization expense ......       139,400        175,899
      Deferred loan fees ....................................        20,328        (16,180)
      Amortization of capitalized mortgage servicing rights .        31,007         36,761
      Gain on sale of loans .................................       (42,599)       (88,337)
      Net realized (gain) loss on sale of available-for-sale
        securities ..........................................            --         30,355
      Dividends reinvested ..................................       (22,700)       (23,700)
      Increase in cash surrender value of life insurance ....       (23,924)       (22,875)
  Change in assets and liabilities:
    (Increase) decrease in assets:
      Accrued interest and dividends receivable .............      (111,059)      (147,832)
      Loans held-for-sale ...................................    (1,140,308)       673,632
      Other assets ..........................................       (17,322)        31,540
  Increase (decrease) in liabilities:
    Accrued expenses and other liabilities ..................       129,870        389,688
    Deferred compensation payable ...........................         6,340             --
    Deferred income taxes payable ...........................       147,231             --
                                                                -----------    -----------
          Net cash provided by (used in) operating activities      (580,185)     1,262,513
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity ..................      (326,150)      (449,936)
    Investment securities available-for-sale ................            --     (1,576,303)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity ..................       492,334        330,706
    Investment securities available-for-sale ................       311,227             --
   Proceeds from sales of investment securities
      available-for-sale ....................................            --      1,715,580



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)


                                                                    Three Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                    2000           1999
                                                                -----------    -----------
                                                                        (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
  (CONTINUED)
  Net (increase) decrease in loan receivable, excludes
    transfers to real estate acquired in settlement of loans    $(4,349,163)   $(2,982,031)
  Purchase of property and equipment ........................       (21,069)      (247,297)
  Proceeds from sale of equipment ...........................            --        221,274
                                                                -----------    -----------
          Net cash used in investing activities .............    (3,892,821)    (2,988,007)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts .............       567,054      2,982,606
  Net increase in advances to borrowers for
    taxes and insurance .....................................       274,160             --
  Net increase (decrease) in FHLB advances ..................     3,083,333     (4,066,667)
  Dividends paid ............................................       (40,256)            --
                                                                -----------    -----------
          Net cash provided by financing activities .........     3,884,291     (1,084,061)
                                                                -----------    -----------

Net decrease in cash ........................................      (588,715)    (2,809,555)

CASH AND CASH EQUIVALENTS, beginning of period ..............     3,477,650      6,741,171
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, end of period ....................   $ 2,888,935    $ 3,931,616
                                                                ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest ..................   $ 1,339,866    $ 1,265,033
                                                                ===========    ===========
  Cash paid during the period for income taxes ..............   $        --    $    73,000
                                                                ===========    ===========

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities
  available-for-sale ........................................   $   109,773    $   (26,825)
                                                                ===========    ===========
Mortgage servicing rights capitalized .......................   $     6,317    $    80,681
                                                                ===========    ===========



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2000.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2.  INVESTMENT SECURITIES
------------------------------

Investment securities are summarized as follows:

                                           September 30, 2000                          June 30, 2000
                                 --------------------------------------   --------------------------------------
                                                  GROSS                                    GROSS
                                  AMORTIZED    UNREALIZED       FAIR       AMORTIZED    UNREALIZED       FAIR
                                     COST       (LOSSES)       VALUE          COST       (LOSSES)       VALUE
                                 -----------   ----------   -----------   -----------   ----------   -----------
Available-for-sale:
  U.S. government and agency
    obligations ..............   $ 4,231,813   $ (59,279)   $ 4,172,534   $ 4,250,803   $ (99,656)   $ 4,151,147
  Municipal obligations ......     3,307,603    (217,909)     3,089,694     3,307,967    (251,657)     3,056,310
  Corporate obligations ......     6,171,277     (44,413)     6,126,864     6,184,453    (122,998)     6,061,455
  Mortgage-backed securities .     4,351,012     (18,313)     4,332,699     4,623,260     (40,258)     4,583,002
  Collateralized mortgage
    obligations ..............       350,782      (7,362)       343,420       372,372     (11,067)       361,305
  Corporate preferred stock ..       201,397        (397)       201,000       201,398        (398)       201,000
                                 -----------   ---------    -----------   -----------   ---------    -----------
      Total ..................   $18,613,884   $(347,673)   $18,266,211   $18,940,253   $(526,034)   $18,414,219
                                 ===========   =========    ===========   ===========   =========    ===========

Held-to-maturity:
  U.S. government and agency
    obligations ..............   $ 2,889,808   $ (13,563)   $ 2,876,245   $ 2,888,392   $ (29,659)   $ 2,858,733
  Municipal obligations ......       959,398     (11,719)       947,679     1,069,806     (21,234)     1,048,572
  Mortgage-backed securities .     5,913,273    (121,442)     5,791,831     5,964,489    (164,775)     5,799,714
                                 -----------   ---------    -----------   -----------   ---------    -----------
      Total ..................   $ 9,762,479   $(146,724)   $ 9,615,755   $ 9,922,687   $(215,668)   $ 9,707,019
                                 ===========   =========    ===========   ===========   =========    ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3.  LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:

                                                  September 30,      June 30,
                                                       2000            2000
                                                  -------------    ------------
     First mortgage loans:
       Residential mortgage (1-4 family) .....    $ 75,406,212     $ 74,336,712
       Commercial real estate ................       7,945,244        7,784,333
       Real estate construction ..............       2,034,169        1,453,371

     Other loans:
       Home equity ...........................      15,198,639       13,654,250
       Consumer ..............................       9,277,328        8,279,049
       Commercial ............................       2,744,714        2,757,708
                                                  ------------     ------------
         Total ...............................     112,606,306      108,265,423

     Less:
       Allowance for loan losses .............        (696,474)        (712,165)
       Deferred loan fees ....................        (126,149)        (105,821)
                                                  ------------     ------------
         Total ...............................    $111,783,683     $107,447,437
                                                  ============     ============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $616,000 and $504,000 at September 30, 2000 and June 30, 2000, respectively. Classified assets, including real estate owned, totaled $1.50 million and $1.58 million at September 30, 2000 and June 30, 2000, respectively.

The following is a summary of changes in the allowance for loan losses:

                                                3 Months Ended   12 Months Ended
                                                 September 30,       June 30,
                                                      2000             2000
                                                --------------   ---------------
     Balance, beginning of period ............     $712,165         $736,624
       Reclassification to REO reserve .......      (13,725)         (11,519)
       Provision charged to operations .......           --           15,000
       Charge-offs ...........................       (5,444)         (30,623)
       Recoveries ............................        3,478            2,683
                                                   --------         --------
         Balance, end of period ..............     $696,474         $712,165
                                                   ========         ========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4.  DEPOSITS
-----------------

Deposits are summarized as follows:

                                                  September 30,      June 30,
                                                       2000            2000
                                                  -------------    ------------
     Noninterest checking ....................    $  5,792,980     $  5,732,528
     Interest-bearing checking ...............      22,552,879       22,849,549
     Passbook ................................      21,245,181       20,936,122
     Money market ............................      14,850,077       14,716,098
     Time certificates of deposit ............      60,638,942       60,278,708
                                                  ------------     ------------
         Total ...............................    $125,080,059     $124,513,005
                                                  ============     ============

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements." Eagle desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include Eagle's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. Eagle's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain. Factors which could affect actual results but are not limited to include (i) change in general market interest rates, (ii) general economic conditions, (iii) local economic conditions, such as the Butte economy, (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle's loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) compensation, and (x) demand for financial services in Eagle's markets. These factors should be considered in evaluating the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of their dates.


Financial Condition

Total assets increased by $4.66 million, or 3.05%, from $153.03 million at June 30, 2000, to $157.69 million at September 30, 2000. Total liabilities increased by $4.28 million from $134.70 million at June 30, 2000, to $138.98 million at September 30, 2000. Total equity increased $380,000 from $18.33 million at June 30, 2000 to $18.71 million at September 30, 2000.

Growth in the loan portfolio of $4.34 million accounted for the majority of the growth in total assets. The loan category with the largest increase was home equity loans, which increased $1.54 million. This represented an 11.28% increase over the balance at June 30, 2000 of $13.65 million. Total loan originations increased from $15.30 million for the quarter ended June 30, 2000, to $17.41 million for the quarter ended September 30, 2000 due to an increase in single family mortgages from $7.64 million to $9.93 million for the respective quarters. Loans held for sale increased from $861,000 at June 30, 2000 to $2.04 million at September 30, 2000.

Asset growth was funded primarily by Federal Home Loan Bank advances, which had grown to $11.77 million by September 30, 2000. This was an increase of $3.09 million, or 35.60%, from the balance of $8.68 million at June 30, 2000. Deposits grew a modest $570,000, or 0.46%, from $124.51 million at June 30, 2000 to $125.08 million at September 30, 2000. Strong competition from local banks continues to limit deposit growth in all of our market areas. Other liabilities

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Financial Condition (continued)

increased from $1.51 million at June 30, 2000 to $2.13 million at September 30, 2000, primarily due to an increase in the balance of escrows for borrowers tax and insurance payments.

The growth in total equity was the result of earnings for the quarter of $304,000 and a decrease in the unrealized loss on securities available for sale of $110,000, offset by the payment of the cash dividend during the quarter of $40,000.


Results of Operations for the Three Months Ending September 30, 2000 and 1999

Net Income

Eagle's net income was $304,000 and $209,000 for the three months ended September 30, 2000, and 1999, respectively. The increase of $95,000, or 45.45%, was primarily due to an increase in net interest income of $133,000, partially offset by an increase in non-interest expense of $39,000.

Net Interest Income

Net interest income increased from $1.22 million for the quarter ended September 30, 1999 to $1.35 million for the quarter ended September 30, 2000. This increase of $133,000 was the result of an increase in interest and dividend income of $220,000, partially offset by an increase in interest expense of $89,000.

Interest and Dividend Income

Total interest and dividend income was $2.73 million for the quarter ended September 30, 2000, compared to $2.51 million for the quarter ended September 30, 1999, representing an increase of $220,000, or 8.76%. Interest and fees on loans increased from $1.98 million for 1999 to $2.25 million for 2000. This increase of $270,000, or 13.64%, was due primarily to an increase in the average balances of loans receivable for the quarter ended September 30, 2000. Average balances for loans receivable, net, for the quarter ended September 30, 2000 were $110.79 million, compared to $98.92 million for the previous year. This represents an increase of $11.87 million, or 12.00%. All loan categories had shown increases from the previous year. The average interest rate earned on loans receivable also increased by 12 basis points, from 8.01% at September 30, 1999 to 8.13% at September 30, 2000. Interest and dividends on investment securities available-for-sale (AFS) increased from $246,000 for the quarter ended September 30, 1999 to $287,000 for quarter ended September 30, 2000, while interest on securities held to maturity (HTM) decreased from $215,000 to $162,000. Interest earned from deposits held at other banks decreased from $41,000 for the quarter ended September 30, 1999 to $5,000 for the quarter ended September 30, 2000 due primarily to lower average balances in these accounts resulting from funding the increase in loans receivable.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations for the Three Months Ending September 30, 2000 and 1999 (continued)

Interest Expense

Total interest expense increased from $1.29 million for the quarter ended September 30, 1999, to $1.38 million for the quarter ended September 30, 2000, an increase of $90,000 due primarily to an increase in interest paid on deposits. Interest on deposits increased from $1.12 million for the quarter ended September 30, 1999, to $1.23 million for the quarter ended September 30, 2000. This increase of $110,000, or 9.82%, was the result of an increase in average rates paid on deposit accounts. Time certificate of deposits (CD's) accounted for the largest gain in balances during the period from September 30, 1999 to September 30, 2000. Special certificate of deposit offerings contributed to the increase. Average balances in CD accounts increased from $58.50 million at September 30, 1999 to $59.88 million at September 30, 2000. The average rate paid on CD accounts also increased, from 5.07% to 5.66% for the period. The increase in deposit interest expense was offset by a decrease in interest paid on borrowings from $169,000 for the quarter ended September 30, 1999 to $145,000 for the quarter ended September 30, 2000. The decrease in borrowing costs was due to a decrease in the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for the quarter ended September 30, 2000, compared to $15,000 for the quarter ended September 30, 1999. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets declined from $1.58 million at June 30, 2000 to $1.50 million at September 30, 2000. A transfer of $14,000 was made from the loan loss reserve to the real estate owned (REO) reserve. The transfer was made to write down the balances of the two foreclosed properties in Butte, Montana to their net realizable value. Both properties have received valid offers, and will be sold in the upcoming quarter.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations for the Three Months Ending September 30, 2000 and 1999 (continued)

Noninterest Income

Total noninterest income increased from $332,000 for the quarter ended September 30, 1999, to $343,000 for the quarter ended September 30, 2000, an increase of $11,000 or 3.31%. This was the result of an increase in the amount of demand deposit service charges of $16,000, an increase in other noninterest income items of $12,000, and a decrease in the loss on sale of available for sale securities of $30,000. These increases to income were offset by a decrease in gain on sale of loans of $46,000. Demand deposit related fees were raised in late 1999, contributing to the increase in that category, while no securities were sold in the quarter ended September 30, 2000. Decreased loan originations compared to a year ago combined with management's decision to retain mortgage loans with maturities of 15 years or less contributed to the reduction in income from sale of loans. Mortgage loan servicing fees declined slightly from $74,000 in the quarter ended September 30, 1999 to $73,000 in the quarter ended September 30, 2000.

Noninterest Expense

Noninterest expense increased by $40,000 or 3.31% from $1.21 million for the quarter ended September 30, 1999, to $1.25 million for the quarter ended September 30, 2000. This increase was primarily due to an increase in legal and accounting fees of $30,000 and in salaries and benefits of $26,000. The increase in legal and accounting fees were related to the costs of becoming a public company, while the increase in salaries was due to merit raises and an increase in health insurance costs. These increases were partially offset by decreases of $10,000 in federal deposit insurance premiums and $7,000 in consulting fees. The decrease in deposit insurance premiums was due to the FDIC lowering their assessment rate by 64%, while higher consulting costs in 1999 were related to Year 2000 issues and the implementation of the new Window NT system installed in the middle of fiscal year 1999.

Income Tax Expense

Eagle's income tax expense was $120,000 for the quarter ended September 30, 1999, compared to $144,000 for the quarter ended September 30, 2000. The effective tax rate for the quarter ended September 30, 1999 was 36.55% and was 32.22% for the quarter ended September 30, 2000. The effective tax rate is lower in the September 2000 quarter primarily due to the purchase of approximately $3.31 million of tax-free municipal bonds in the fourth quarter of fiscal 1999.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Liquidity, Interest Rate Sensitivity and Capital Resources

The company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of our deposits and short-term borrowings. The Bank's liquidity ratio average was 13.93% and 18.06% at September 30, 2000 and September 30, 1999, respectively. Liquidity declined due to an increase in loans receivable for the period ending September 30, 2000.

The Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, and advances from the Federal Home Loan Bank of Seattle. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity, and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management's assessment of the bank's ability to generate funds.

At June 30, 2000 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. This was due to the infusion of proceeds from the capital stock offering in April 2000 and management's strategy of retaining assets with shorter maturities while emphasizing longer-term funding sources such as transaction accounts, longer-term CD's and FHLB advances. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of September 30, 2000, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2000, the Bank's tangible, core, and risk-based capital ratios amounted to 11.1%, 11.1%, and 18.8%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

                          EAGLE BANCORP AND SUBSIDIARY



                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.


Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K
         a.  Exhibit 27 -- Financial Data


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EAGLE BANCORP

     Date:  November 10, 2000           By: /s/ Larry A. Dreyer
                                            -----------------------
                                            Larry A. Dreyer
                                            President/CEO


     Date:  November 10, 2000           By: /s/ Peter J. Johnson
                                            -----------------------
                                            Peter J. Johnson
                                            Sr. VP/Treasurer