Form 10QSB
period 2000-12-31
EAGLE BANCORP/MT
filed 2001-02-09
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________________ to __________________.

                                                  Commission file number 0-29687
                                                  ------------------------------


                                 Eagle Bancorp
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               United States                             81-0531318
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization)                                      Identification No.)

                     1400 Prospect Avenue, Helena, MT 59601
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Common stock, par value $0.01 per share             1,206,072 shares outstanding
--------------------------------------------------------------------------------
                             As of January 31, 2001

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         December 31, 2000 (unaudited) and June 30, 2000.................1 and 2

         Consolidated Statements of Income for the three and
         six months ended December 31, 2000 and 1999 (unaudited).........3 and 4

         Consolidated Statements of Stockholders' Equity for the
         six months ended December 31, 2000 (unaudited).......................5

         Consolidated Statements of Cash Flows for the six
         months ended December 31, 2000 and 1999 (unaudited).............6 and 7

         Notes to Consolidated Financial Statements .....................8 to 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................12 to 19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................20
Item 2.  Changes in Securities................................................20
Item 3.  Defaults Upon Senior Securities......................................20
Item 4.  Submission of Matters to a Vote of Security-Holders..................20
Item 5.  Other Information....................................................20
Item 6.  Exhibits and Reports on Form 8-K...............................20 to 23

Signatures

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      December 31,    June 30,
                                                         2000           2000
                                                         ----           ----
                                                     (Unaudited)
ASSETS
  Cash and due from banks ........................   $  2,905,053   $  3,477,650
  Interest-bearing deposits with banks ...........      2,750,000             --
                                                     ------------   ------------
      Total cash and cash equivalents ............      5,655,053      3,477,650

  Investment securities available for sale, ......     19,059,756     18,414,219
    at market value
  Investment securities held-to-maturity, at
    amortized cost ...............................      8,961,205      9,922,687
  Federal Home Loan Bank stock, at cost ..........      1,438,800      1,393,000
  Mortgage loans held-for-sale ...................        578,364        861,290
  Loans receivable, net of deferred loan fee .....    113,158,978    107,447,437
    and allowance for loan losses
  Accrued interest and dividends receivable ......        914,109        832,204
  Mortgage servicing rights ......................      1,306,842      1,338,271
  Property and equipment, net ....................      6,733,891      6,962,081
  Cash surrender value of life insurance .........      2,088,960      2,040,973
  Real estate acquired in settlement of loans, ...             --        121,006
    net of allowance for losses
      Other assets ...............................        243,750        219,857
                                                     ------------   ------------

        Total assets .............................   $160,139,708   $153,030,675
                                                     ============   ============


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)



                                                 December 31,        June 30,
                                                    2000               2000
                                                    ----               ----
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts:
    Noninterest bearing ......................   $   5,032,172    $   5,732,528
    Interest bearing .........................     122,015,805      118,780,477
  Advances from Federal Home Loan Bank .......      12,174,444        8,682,778
  Accrued expenses and other liabilities .....       1,738,799        1,505,750
                                                 -------------    -------------
        Total liabilities ....................     140,961,220      134,701,533
                                                 -------------    -------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000
    shares authorized, none issued or
    outstanding)
  Common stock (par value $0.01per share;
    10,000,000 shares authorized; 1,223,572
    shares issued and outstanding ............          12,236           12,236
  Additional paid-in capital .................       3,836,553        3,831,887
  Unallocated common stock held by employee
    stock ownership plan ("ESOP") ............        (331,248)        (349,648)
  Retained earnings ..........................      15,653,034       15,158,415
  Accumulated other comprehensive gain (loss)            7,913         (323,748)
                                                 -------------    -------------
      Total equity ...........................      19,178,488       18,329,142
                                                 -------------    -------------
      Total liabilities and equity ...........   $ 160,139,708    $ 153,030,675
                                                 =============    =============


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                       Three Months Ended            Six Months Ended
                                            December 31,               December 31,
                                     ------------------------   -------------------------
                                        2000          1999          2000         1999
                                        ----          ----          ----         ----
                                           (unaudited)                  (unaudited)
Interest and dividend income:
  Interest and fees on loans ....   $ 2,301,293   $ 2,036,020   $ 4,554,478   $ 4,018,320
  Interest on deposits with banks        22,454        16,253        27,599        57,719
  FHLB stock dividends ..........        23,131        24,211        45,891        47,989
  Securities available for sale .       285,677       258,223       572,916       503,833
  Securities held to maturity ...       144,921       194,967       307,044       409,787
                                    -----------   -----------   -----------   -----------
      Total interest and dividend
       income ...................     2,777,476     2,529,674     5,507,928     5,037,648
                                    -----------   -----------   -----------   -----------

Interest expense:
  Deposits ......................     1,300,006     1,138,207     2,532,623     2,257,421
  FHLB advances .................       166,431       139,233       311,365       308,023
                                    -----------   -----------   -----------   -----------
      Total interest expense ....     1,466,437     1,277,440     2,843,988     2,565,444
                                    -----------   -----------   -----------   -----------

  Net interest income ...........     1,311,039     1,252,234     2,663,940     2,472,204
  Loan loss provision ...........            --            --            --        15,000
                                    -----------   -----------   -----------   -----------
      Net interest income after
       loan loss provision ......     1,311,039     1,252,234     2,663,940     2,457,204
                                    -----------   -----------   -----------   -----------

Noninterest income:
  Net gain on sale of loans .....        88,679        69,915       131,278       158,252
  Demand deposit service charges        139,150       126,311       273,829       244,916
  Mortgage loan servicing fees ..        72,767        76,471       145,361       150,579
  Net gain (loss) on sale of
   available for sale securities             --            --            --       (30,355)
  Other .........................       100,782        84,923       194,213       166,601
                                    -----------   -----------   -----------   -----------
      Total noninterest income ..       401,378       357,620       744,681       689,993
                                    -----------   -----------   -----------   -----------



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                               Three Months Ended         Six Months Ended
                                                    December 31              December 31
                                             ------------------------------------------------
                                                2000          1999        2000         1999
                                                ----          ----        ----         ----
                                                  (unaudited)              (unaudited)
Noninterest expense:
  Salaries and employee benefits ........   $  693,695   $  662,290   $1,362,255   $1,304,363
  Occupancy expenses ....................      127,654      107,937      241,705      214,607
  Furniture and equipment depreciation ..       83,430       79,763      165,246      159,229
  In-house computer expense .............       45,558       38,994       88,909       77,837
  Advertising expense ...................       43,660       33,785       87,595       74,306
  Amortization of mortgage servicing fees       25,095       25,015       56,102       61,776
  Federal insurance premiums ............        5,322       17,711       12,394       34,577
  Postage ...............................       25,529       18,863       47,196       42,499
  Legal,accounting, and examination fees        51,228       16,209       98,916       34,118
  Consulting fees .......................        8,601        2,805       16,476       19,425
  ATM processing ........................       16,222       18,267       30,518       37,941
  Other .................................      190,760      183,049      357,815      352,674
                                            ----------   ----------   ----------   ----------
      Total noninterest expense .........    1,316,754    1,204,688    2,565,127    2,413,352
                                            ----------   ----------   ----------   ----------

Income before provision for income taxes       395,663      405,166      843,494      733,845
Provision for income taxes ..............      124,084      110,017      268,364      230,134
                                            ----------   ----------   ----------   ----------
Net income ..............................   $  271,579   $  295,149   $  575,130   $  503,711
                                            ==========   ==========   ==========   ==========
Earnings per share ......................   $     0.23          n/a   $     0.49          n/a
                                            ==========   ==========   ==========   ==========
Weighted average shares outstanding .....    1,181,412          n/a    1,180,835          n/a
                                            ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        ACCUMULATED
                                                         ADDITIONAL     UNALLOCATED                        OTHER
                                PREFERRED    COMMON        PAID-IN         ESOP           RETAINED     COMPREHENSIVE
                                  STOCK       STOCK        CAPITAL         SHARES         EARNINGS         INCOME          TOTAL
                                  -----       -----        -------         ------         --------         ------          -----
Balance, June 30, 2000 .........   $--   $     12,236   $  3,831,887   $   (349,648)   $ 15,158,415    $   (323,748)   $ 18,329,142

  Net income (unaudited) .......    --             --             --             --         575,130              --         575,130
  Other comprehensive
   income (unaudited) ..........    --             --             --             --              --         331,661         331,661
                                                                                                                       ------------
    Total comprehensive
     income (unaudited) ........    --             --             --             --              --              --         906,791
                                                                                                                       -------------

  Dividends paid ($.14 per
   share) (unaudited) ..........    --             --             --             --         (80,511)             --         (80,511)
                                                                                                                       -------------
  ESOP shares allocated or
   committed to be released
   for allocation (1,150
   shares) (unaudited) .........    --             --          4,666         18,400              --              --          23,066
                                   ---   ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2000
 (unaudited) ...................   $--   $     12,236   $  3,836,553   $   (331,248)   $ 15,653,034    $      7,913    $ 19,178,488
                                   ===   ============   ============   ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                             December 31,
                                                     ---------------------------
                                                        2000             1999
                                                        ----             ----
                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................   $   575,130    $   503,711
  Adjustments to reconcile net income to
    net cash from operating activities
      Provision for loan losses ..................            --         15,000
      Depreciation, accretion and
       amortization expense ......................       284,208        304,976
      Deferred loan fees .........................        (5,958)       (46,528)
      Amortization of capitalized mortgage
       servicing rights ..........................        56,101         61,775
      Gain on sale of loans ......................      (131,278)      (158,252)
      Gain on sale of real estate owned ..........        (8,951)            --
      Net realized (gain) loss on sale of
       available-for-sale securities .............            --         30,355
      Dividends reinvested .......................       (45,800)       (47,900)
      Increase in cash surrender value
       of life insurance .........................       (47,987)       (45,813)
  Change in assets and liabilities:
    (Increase) decrease in assets:
      Accrued interest and dividends
       receivable ................................       (81,905)       (69,355)
      Loans held-for-sale ........................       414,204        599,781
      Other assets ...............................          (827)      (101,257)
  Increase (decrease) in liabilities:
    Accrued expenses and other liabilities .......       (56,576)       174,210
    Deferred compensation payable ................        12,231          4,850
    Deferred income taxes payable ................       114,894         (7,283)
                                                     -----------    -----------
          Net cash provided by operating
           activities ............................     1,077,486      1,218,270
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity .......      (501,150)      (449,936)
    Investment securities available-for-sale .....    (1,173,415)    (3,062,973)
  Proceeds from maturities, calls and
   principal payments:
    Investment securities held-to-maturity .......     1,474,445      4,017,137
    Investment securities available-for-sale .....     1,032,845        253,455
  Proceeds from sales of investment securities
      available-for-sale .........................            --      1,715,580



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                        Six Months Ended
                                                           December 31,
                                                   -----------------------------
                                                      2000              1999
                                                      ----              ----
                                                            (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
  (CONTINUED)
  Net (increase) decrease in loan
   receivable, excludes transfers
   to real estate acquired in settlement
   of loans ..................................      (5,730,253)      (5,118,337)
  Proceeds from the sale of real estate
   aquired in the settlement of loans ........         129,957               --
  Purchase of property and equipment .........         (33,908)        (267,183)
  Proceeds from sale of equipment ............              --          221,274
                                                   -----------      -----------
          Net cash used in investing
           activities ........................      (4,801,479)      (2,690,983)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings
   accounts ..................................       2,534,972        2,020,661
  Net increase in advances to borrowers
   for taxes and insurance ...................         (44,731)        (249,431)
  Proceeds from FHLB advances ................       3,625,000               --
  Payment on FHLB advances ...................        (133,334)      (1,533,334)
  Dividends paid .............................         (80,511)              --
                                                   -----------      -----------
          Net cash provided by financing
           activities ........................       5,901,396          237,896
                                                   -----------      -----------

Net increase (decrease) in cash ..............       2,177,403       (1,234,817)

CASH AND CASH EQUIVALENTS, beginning
 of period ...................................       3,477,650        6,741,171
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period .....     $ 5,655,053      $ 5,506,354
                                                   ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for
   interest ..................................     $ 2,603,029      $ 2,447,872
                                                   ===========      ===========

  Cash paid during the period for income
   taxes .....................................     $   152,000      $   140,000
                                                   ===========      ===========

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of
 securities available-for-sale ...............     $  (331,661)     $   165,127
                                                   ===========      ===========

Mortgage servicing rights capitalized ........     $    24,672      $   136,621
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

The results of operations for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2000.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

                                                December 31, 2000 (Unaudited)                        June 30, 2000 (Audited)
                                            -----------------------------------------     ------------------------------------------
                                                                 NET                                        NET
                                              AMORTIZED       UNREALIZED       FAIR        AMORTIZED     UNREALIZED         FAIR
                                                COST        GAINS/(LOSSES)     VALUE         COST       GAINS/(LOSSES)      VALUE
                                                ----        --------------     -----         ----       --------------      -----
Available-for-sale:
  U.S. government and agency
    obligations ........................    $ 4,226,834    $    20,353     $ 4,247,187    $ 4,250,803    $   (99,656)    $ 4,151,147
  Municipal obligations ................      3,307,240        (73,873)      3,233,367      3,307,967       (251,657)      3,056,310
  Corporate obligations ................      6,210,227         42,330       6,252,557      6,184,453       (122,998)      6,061,455
  Mortgage-backed securities ...........      4,781,144         25,935       4,807,079      4,623,260        (40,258)      4,583,002
  Collateralized mortgage
    obligations ........................        320,056         (1,990)        318,066        372,372        (11,067)        361,305
  Corporate preferred
   stock ...............................        201,397            103         201,500        201,398           (398)        201,000
                                            -----------    -----------     -----------    -----------    -----------     -----------
      Total ............................    $19,046,898    $    12,858     $19,059,756    $18,940,253    $  (526,034)    $18,414,219
                                            ===========    ===========     ===========    ===========    ===========     ===========

Held-to-maturity:
  U.S. government and agency
    obligations ........................    $ 2,891,224    $     8,434     $ 2,899,658    $ 2,888,392    $   (29,659)    $ 2,858,733
  Municipal obligations ................        940,629         (8,338)        932,291      1,069,806        (21,234)      1,048,572
  Mortgage-backed
   securities ..........................      5,129,352        (11,926)      5,117,426      5,964,489       (164,775)      5,799,714
                                            -----------    -----------     -----------    -----------    -----------     -----------
      Total ............................    $ 8,961,205    $   (11,830)    $ 8,949,375    $ 9,922,687    $  (215,668)    $ 9,707,019
                                            ===========    ===========     ===========    ===========    ===========     ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

                                                December 31,          June 30,
                                                    2000                2000
                                                (Unaudited)          (Audited)
                                                -----------          ---------
First mortgage loans:
  Residential mortgage (1-4 family) ......     $  76,425,564      $  74,336,712
  Commercial real estate .................         8,166,654          7,784,333
  Real estate construction ...............         1,912,597          1,453,371

Other loans:
  Home equity ............................        15,913,614         13,654,250
  Consumer ...............................         8,874,635          8,279,049
  Commercial .............................         2,659,284          2,757,708
                                               -------------      -------------
    Total ................................       113,952,348        108,265,423

Less:
  Allowance for loan losses ..............          (693,508)          (712,165)
  Deferred loan fees .....................           (99,862)          (105,821)
                                               -------------      -------------
    Total ................................     $ 113,158,978      $ 107,447,437
                                               =============      =============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $590,000 and $504,000 at December 31, 2000 and June 30, 2000, respectively. Classified assets, including real estate owned, totaled $1.47 million and $1.58 million at December 31, 2000 and June 30, 2000, respectively.

The following is a summary of changes in the allowance for loan losses:

                                                  Six Months Ended   Year Ended
                                                    December 31,       June 30,
                                                       2000              2000
                                                    (Unaudited)       (Audited)
                                                    -----------       ---------
Balance, beginning of period .................       $ 712,165        $ 736,624
  Reclassification to REO reserve ............         (13,725)         (11,519)
  Provision charged to operations ............              --           15,000
  Charge-offs ................................          (9,683)         (30,623)
  Recoveries .................................           4,751            2,683
                                                     ---------        ---------
    Balance, end of period ...................       $ 693,508        $ 712,165
                                                     =========        =========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4. DEPOSITS

Deposits are summarized as follows:

                                                  December 31,         June 30,
                                                     2000               2000
                                                  (Unaudited)         (Audited)
                                                  -----------         ---------
Noninterest checking .....................       $  5,032,172       $  5,732,528
Interest-bearing checking ................         24,064,889         22,849,549
Passbook .................................         19,842,768         20,936,122
Money market .............................         14,717,367         14,716,098
Time certificates of deposit .............         63,390,781         60,278,708
                                                 ------------       ------------
    Total ................................       $127,047,977       $124,513,005
                                                 ============       ============


NOTE 5. EARNINGS PER SHARE

Earnings per share for the three months ended December 31, 2000 is computed using 1,181,412 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2000 is computed using 1,180,835 weighted average shares outstanding. No earnings per share information is given for the three and six month periods ending December 31, 1999 because shares of common stock were not issued until April 4, 2000.


NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

Eagle paid its first dividend of $0.07 per share on August 25, 2000. A second $0.07 dividend was paid November 17, 2000, and a third dividend of the same amount was declared on January 19, 2001, payable February 16, 2001 to stockholders of record on February 2, 2001. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

A stock repurchase program was announced on December 21, 2000, covering 4% of the Company's outstanding common stock. Through January 31, 2001, 17,500 shares had been repurchased. At the annual meeting held October 19, 2000, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants for up to 80,511 and 23,003 shares, respectively. The repurchase plan announced in December is intended to meet the needs of the restricted stock plan.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements." Eagle desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include Eagle's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. Eagle's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain. Factors which could affect actual results but are not limited to include (i) change in general market interest rates, (ii) general economic conditions, (iii) local economic conditions, (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle's loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) compensation, and (x) demand for financial services in Eagle's markets. These factors should be considered in evaluating the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of their dates.


Financial Condition

Total assets increased by $7.11 million, or 4.65%, from $153.03 million at June 30, 2000, to $160.14 million at December 31, 2000. Total liabilities increased by $6.26 million from $134.70 million at June 30, 2000, to $140.96 million at December 31, 2000. Total equity increased $850,000 from $18.33 million at June 30, 2000 to $19.18 million at December 31, 2000.

Growth in the loan portfolio of $5.71 million accounted for the majority of the growth in total assets. The loan category with the largest increase was home equity loans, which increased $2.26 million. This represented a 16.56% increase over the balance at June 30, 2000 of $13.65 million. Total loan originations were $33.52 million for the six months ended December 31, 2000, with single family mortgages accounting for $19.94 million of the total. Consumer loan originations totaled $7.83 million for the same period. Loans held for sale decreased from $861,000 at June 30, 2000 to $578,000 at December 31, 2000.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition (continued)

Asset growth was funded by Federal Home Loan Bank advances and deposits. Advances had grown to $12.17 million by December 31, 2000, an increase of $3.49 million, or 40.21%, from the balance of $8.68 million at June 30, 2000. Deposits grew $2.54 million, or 2.04%, from $124.51 million at June 30, 2000 to $127.05 million at December 31, 2000. Strong competition from local banks continues to limit deposit growth in all of our market areas. Other liabilities increased from $1.51 million at June 30, 2000 to $1.74 million at December 31, 2000, primarily due to an increase in the balance of deferred income taxes.

The growth in total equity was the result of earnings for the six months of $575,000 and a decrease in the unrealized loss on securities available for sale of $332,000, offset by the payment of two $0.07 per share regular cash dividends during the period.


Results of Operations for the Three Months Ending December 31, 2000 and 1999

Net Income. Eagle's net income was $272,000 and $295,000 for the three months ended December 31, 2000, and 1999, respectively. The decrease of $23,000, or 7.80%, was primarily due to an increase in non-interest expense of $112,000, partially offset by increases in net interest income of $59,000 and noninterest income of $44,000. Earnings per share were $0.23 for the current period. No earnings per share are available for the period ended December 31, 1999 as shares of common stock were not issued until April 4, 2000.

Net Interest Income. Net interest income increased from $1.25 million for the quarter ended December 31, 1999 to $1.31 million for the quarter ended December 31, 2000. This increase of $59,000 was the result of an increase in interest and dividend income of $248,000, partially offset by an increase in interest expense of $189,000.

Interest and Dividend Income. Total interest and dividend income was $2.78 million for the quarter ended December 31, 2000, compared to $2.53 million for the quarter ended December 31, 1999, representing an increase of $248,000, or 9.80%. Interest and fees on loans increased from $2.04 million for 1999 to $2.30 million for 2000. This increase of $260,000, or 12.75%, was due primarily to an increase in the average balances of loans receivable for the quarter ended December 31, 2000. Average balances for loans receivable, net, for the quarter ended December 31, 2000 were $113.47 million, compared to $101.34 million for the previous year. This represents an increase of $12.13 million, or 11.97%. All loan categories had shown increases from the previous year. The average interest rate earned on loans receivable also increased by 7 basis points, from 8.04% at December 31, 1999 to 8.11% at December 31, 2000. Interest and

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ending December 31, 2000 and 1999 (continued)


dividends on investment securities available-for-sale (AFS) increased from $258,000 for the quarter ended December 31, 1999 to $286,000 for the quarter ended December 31, 2000, while interest on securities held to maturity (HTM) decreased from $195,000 to $145,000. Interest earned from deposits held at other banks increased from $16,000 for the quarter ended December 31, 1999 to $22,000 for the quarter ended December 31, 2000.

Interest Expense. Total interest expense increased from $1.28 million for the quarter ended December 31, 1999, to $1.47 million for the quarter ended December 31, 2000, an increase of $189,000,or 14.76%, due primarily to an increase in interest paid on deposits. Interest on deposits increased from $1.14 million for the quarter ended December 31, 1999, to $1.30 million for the quarter ended December 31, 2000. This increase of $160,000, or 14.04%, was the result of an increase in average rates paid and higher balances on deposit accounts. Time certificate of deposits (CD's) accounted for the largest gain in balances during the period from December 31, 1999 to December 31, 2000. Special certificate of deposit offerings contributed to the increase. Average balances in CD accounts increased from $58.78 million for the quarter ended December 31, 1999 to $62.17 million for the quarter ended December 31, 2000. The average rate paid on CD accounts also increased, from 5.10% to 5.93% for the period. Interest paid on borrowings increased from $139,000 for the quarter ended December 31, 1999 to $166,000 for the quarter ended December 31, 2000. The increase in borrowing costs was due to an increase in the average balance of Federal Home Loan Bank advances. Two factors will help to lower the cost of deposits in the coming quarter. First, in mid-December, management lowered the interest rate on checking accounts by 1/2%. Secondly, CD accounts opened in previous quarters under special offerings will be maturing in the coming quarter. As market rates have fallen, the Bank will be able to renew these certificates at lower rates.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended December 31, 2000 or the quarter ended December 31, 1999. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets declined from

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ending December 31, 2000 and 1999 (continued)


$1.58 million at June 30, 2000 to $1.47 million at December 31, 2000. Both real estate owned (REO) properties that were previously on the Bank's books were sold during the current quarter with no additional loss incurred. The Bank currently has no foreclosed property.

Noninterest Income. Total noninterest income increased from $358,000 for the quarter ended December 31, 1999, to $401,000 for the quarter ended December 31, 2000, an increase of $43,000 or 12.01%. This was the result of an increase in other noninterest income items of $16,000, an increase in demand deposit service charges of $13,000, and an increase in the net gain on sale of loans of $19,000. The increase in other noninterest income was due to gains on the sale of REO properties and increased rental income. Increased loan originations compared to a year ago combined with management's decision late in the quarter to resume selling mortgage loans with maturities of 15 years or less contributed to the increase in income from sale of loans. Mortgage loan servicing fees declined slightly from $76,000 in the quarter ended December 31, 1999 to $73,000 in the quarter ended December 31, 2000.

Noninterest Expense. Noninterest expense increased by $112,000 or 9.26% from $1.21 million for the quarter ended December 31, 1999, to $1.32 million for the quarter ended December 31, 2000. This increase was primarily due to an increase in legal and accounting fees of $35,000 and in salaries and benefits of $31,000. The increase in legal and accounting fees were related to the costs of being a public company, while the increase in salaries was due to merit raises. Occupancy expense increased $20,000 due to higher property taxes and repairs. Advertising expense increased $10,000 due to increased advertising for internet banking and CD promotions. These increases were partially offset by a decrease of $12,000 in federal deposit insurance premiums.

Income Tax Expense. Eagle's income tax expense was $110,000 for the quarter ended December 30, 1999, compared to $124,000 for the quarter ended December 31, 2000. The effective tax rate for the quarter ended December 31, 1999 was 27.15% and was 31.36% for the quarter ended December 31, 2000. The effective tax rate is lower in the December 1999 quarter due to an adjustment made after the completion of the tax return for calendar year 1999. Management expects Eagle's effective tax rate to be approximately 32%.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months Ending December 31, 2000 and 1999

Net Income. Eagle's net income was $575,000 and $504,000 for the six months ended December 31, 2000 and 1999, respectively. The increase of $71,000, or 14.09%, was primarily due to increases in net interest income of $192,000 and noninterest income of $55,000, partially offset by an increase in non-interest expense of $152,000. Earnings per share for the period ended December 31, 2000 were $0.49. No earnings per share were available for the period ended December 31, 1999 as shares of common stock were not issued until April 4, 2000.

Net Interest Income. Net interest income increased from $2.47 million for the six months ended December 31, 1999 to $2.66 million for the six months ended December 31, 2000. This increase of $192,000 was the result of an increase in interest and dividend income of $470,000, partially offset by an increase in interest expense of $278,000.

Interest and Dividend Income. Total interest and dividend income was $5.51 million for the six months ended December 31, 2000, compared to $5.04 million for the same period ended December 31, 1999, representing an increase of $470,000, or 9.33%. Interest and fees on loans increased from $4.02 million for 1999 to $4.56 million for 2000. This increase of $536,000, or 13.33%,was due primarily to an increase in the average balances of loans receivable for the six months ended December 31, 2000. Average balances for loans receivable, net, for this period were $112.13 million, compared to $100.13 million for the previous year. This is an increase of $12.00 million, or 11.98%. All loan categories had shown increases from the previous year. The average interest rate earned on loans receivable also increased by 9 basis points, from 8.03% to 8.12%. Interest and dividends on investment securities available-for-sale (AFS) increased from $504,000 for the six months ended December 31, 1999 to $573,000 for the same period ended December 31, 2000, while interest on securities held to maturity
(HTM) decreased from $410,000 to $307,000. Interest earned from deposits held at other banks decreased from $58,000 for the six months ended December 31, 1999 to $28,000 for the six months ended December 31, 2000 due primarily to lower average balances in these accounts from funding the increase in loans receivable.

Interest Expense. Total interest expense increased from $2.57 million for the six months ended December 31, 1999 to $2.84 million for the six months ended December 31, 2000, an increase of $279,000, or 10.86%, due almost entirely to the increase in interest paid on deposits. Interest on deposits increased from $2.26 million for the six months ended December 31, 1999 to $2.53 million for the six months ended December 31, 2000. This increase of $275,000, or 12.17%, was the result of an increase in average rates paid on deposit accounts. Time certificate of deposits (CD's) accounted for the largest gain in balances during the period from December 31, 1999 to December 31, 2000. Special certificate of deposit offerings contributed to the increase. Average

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months Ending December 31, 2000 and 1999 (continued)


balances in CD accounts increased from $58.64 million at December 31, 1999 to $61.02 million at December 31, 2000. The average rate paid on CD accounts also increased, from 5.08% to 5.80%. Interest paid on borrowings increased from $308,000 for the six months ended December 31, 1999 to $311,000 for the same period ended December 31, 2000. The increase in borrowing costs was due to an increase in the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for the six months ended December 31, 2000, compared to $15,000 for the same period ended December 31, 1999. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets declined from $1.58 million at June 30, 2000 to $1.47 million at December 31, 2000. During the current six month period, a transfer of $14,000 was made from the loan loss reserve to the real estate owned (REO) reserve. The transfer was made to write down the balances of the two foreclosed properties in Butte, Montana to their net realizable value. Both REO properties were sold during the current quarter with no additional loss incurred. The Bank currently has no foreclosed property.

Noninterest Income. Total noninterest income increased from $690,000 for the six months ended December 31, 1999, to $745,000 for the six months ended December 31, 2000, an increase of $55,000 or 7.97%. This was the result of an increase in demand deposit service charges of $29,000, an increase in other noninterest income items of $27,000, and a decrease in the loss on sale of available for sale securities of $30,000. These increases to income were offset by a decrease in gain on sale of loans of $27,000. Demand deposit related fees were raised in late 1999, contributing to the increase in that category, while no securities were sold in the six months ended December 31, 2000. Mortgage loan servicing fees declined slightly from $150,000 in the six months ended December 31, 1999 to $145,000 in the six months ended December 31, 2000.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months Ending December 31, 2000 and 1999 (continued)


Noninterest Expense. Noninterest expense increased by $152,000 or 6.30% from $2.41 million for the six months ended December 31, 1999, to $2.56 million for the six months ended December 31, 2000. This increase was primarily due to an increase in legal and accounting fees of $65,000 and in salaries and benefits of $58,000. The increase in legal and accounting fees were related to the costs of being a public company, while the increase in salaries was due to merit raises. These increases were partially offset by decreases of $22,000 in federal deposit insurance premiums and $7,000 in ATM processing fees. The decrease in deposit insurance premiums was due to the FDIC lowering their assessment rate by 64%, while lower costs passed on from the Bank's ATM processor led to lower processing expense for ATMs and debit cards.

Income Tax Expense. Eagle's income tax expense was $230,000 for the six months ended December 30, 1999, compared to $268,000 for the six months ended December 31, 2000. The effective tax rate for the six months ended December 31, 1999 was 31.36% and was 31.82% for the six months ended December 31, 2000.


Liquidity, Interest Rate Sensitivity and Capital Resources

The company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of our deposits and short-term borrowings. The Bank's liquidity ratio average was 15.03% and 17.92% at December 31, 2000 and December 31, 1999, respectively. Liquidity declined due to an increase in loans receivable for the period ending December 31, 2000.

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


Liquidity, Interest Rate Sensitivity and Capital Resources (continued)

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management's assessment of the bank's ability to generate funds.

At September 30, 2000 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. This was due to management's strategy of retaining assets with shorter maturities while emphasizing longer-term funding sources such as transaction accounts and FHLB advances. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of December 31, 2000, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 2000, the Bank's tangible, core, and risk-based capital ratios amounted to 11.1%, 11.1%, and 19.1%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):


                                                         At December 31, 2000
                                                       -------------------------
                                                                          % of
                                                        Amount            Assets
                                                        ------            ------
Tangible capital:
  Capital level ...........................            $17,693            11.13%
  Requirement .............................              2,384             1.50
                                                       -------            -----
  Excess ..................................            $15,309             9.63%
                                                       =======            =====

Core capital:
  Capital level ...........................            $17,693            11.13%
  Requirement .............................              4,768             3.00
                                                       -------            -----
  Excess ..................................            $12,925             8.13%
                                                       =======            =====

Risk-based capital:
  Capital level ...........................            $18,358            19.14%
  Requirement .............................              7,675             8.00
                                                       -------            -----
  Excess ..................................            $10,683            11.14%
                                                       =======            =====

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


Item 2.  Changes in Securities and Use of Proceeds
         Not applicable.


Item 3.  Defaults Upon Senior Securities
         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Stockholders of the Company was held October 19, 2000 and the following matters were voted on:

         1.    Election of directors for three-year terms expiring in 2003:

                                                   For:         Abstain:
                                                   ----         --------
               James A. Maierle                 1,111,376         775
               Thomas J. McCarvel               1,111,476         675

         2. Ratification of appointment of Anderson ZurMuehlen & Co., P.C. as auditors for the fiscal year ended June 30, 2001:
                                 For:             Against:        Abstain:
                                 ----             --------        --------
                               1,108,701           2,725            725

         3.    Adoption of Eagle Bancorp 2000 Stock Incentive Plan:

                                 For:             Against:        Abstain:
                                 ----             --------        --------
                               311,172             26,849          6,350


Item 5.  Other Information.
         None.


Item 6.  Exhibits and Reports on Form 8-K
         a.  Exhibit 27 - Financial Data

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EAGLE BANCORP

         Date:   February 9, 2001      By:  /s/ Larry A. Dreyer
                                            -----------------------
                                                Larry A. Dreyer
                                                President/CEO

         Date:   February 9, 2001      By:  /s/ Peter J. Johnson
                                            -----------------------
                                                Peter J. Johnson
                                                Sr. VP/Treasurer