Form 10QSB
period 2001-03-31
EAGLE BANCORP/MT
filed 2001-05-09
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share             1,203,572 shares outstanding
--------------------------------------------------------------------------------
                                 April 30, 2001

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Statements of Financial Condition as of
            March 31, 2001 (unaudited) and June 30, 2000 ..............  1 and 2

            Consolidated Statements of Income for the three and
            nine months ended March 31, 2001 and 2000 (unaudited) .....        3

            Consolidated Statements of Stockholders' Equity for the
            nine months ended March 31, 2001 (unaudited) ..............        4

            Consolidated Statements of Cash Flows for the nine
            months ended March 31, 2001 and 2000 (unaudited) ..........  5 and 6

            Notes to Consolidated Financial Statements ................  7 to 10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................... 11 to 18


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ...........................................       19
Item 2.   Changes in Securities .......................................       19
Item 3.   Defaults Upon Senior Securities .............................       19
Item 4.   Submission of Matters to a Vote of Security-Holders .........       19
Item 5.   Other Information ...........................................       19
Item 6.   Exhibits and Reports on Form 8-K ............................       19

Signatures

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   March 31, 2001  June 30, 2000
                                                   --------------  -------------
                                                    (Unaudited)      (Audited)
ASSETS
  Cash and due from banks ........................  $  2,543,932   $  3,477,650
  Interest-bearing deposits with banks ...........     3,850,000             --
                                                    ------------   ------------
      Total cash and cash equivalents ............     6,393,932      3,477,650

  Investment securities available for sale,
    at market value ..............................    20,949,809     18,414,219
  Investment securities held-to-maturity .........     7,978,180      9,922,687
  Federal Home Loan Bank stock, at cost ..........     1,461,800      1,393,000
  Mortgage loans held-for-sale ...................     2,586,831        861,290
  Loans receivable, net of deferred loan fee
    and allowance for loan losses ................   114,269,650    107,447,437
  Accrued interest and dividends receivable ......       989,365        832,204
  Mortgage servicing rights ......................     1,313,121      1,338,271
  Property and equipment, net ....................     6,623,767      6,962,081
  Cash surrender value of life insurance .........     2,114,883      2,040,973
  Real estate acquired in settlement of loans,
    net of allowance for losses ..................            --        121,006
  Other assets ...................................       213,354        219,857
                                                    ------------   ------------
      Total assets ...............................  $164,894,692   $153,030,675
                                                    ============   ============



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)


                                                  March 31, 2001  June 30, 2000
                                                  --------------  -------------
                                                   (Unaudited)      (Audited)
LIABILITIES
  Deposit accounts:
    Noninterest bearing ..........................  $  5,532,226   $  5,732,528
    Interest bearing .............................   125,954,187    118,780,477
  Advances from Federal Home Loan Bank ...........    12,107,778      8,682,778
  Accrued expenses and other liabilities .........     1,984,443      1,505,750
                                                    ------------   ------------
      Total liabilities ..........................   145,578,634    134,701,533
                                                    ------------   ------------

EQUITY
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding) ......
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572 shares
    issued; 1,203,572 outstanding at March 31,
    2001, 1,223,572 outstanding at June 30, 2000)         12,236         12,236
  Additional paid-in capital .....................     3,840,986      3,831,887
  Unallocated common stock held by employee
    stock ownership plan ("ESOP") ................      (322,048)      (349,648)
  Treasury stock, at cost (20,000 shares) ........      (235,000)            --
  Retained earnings ..............................    15,885,901     15,158,415
  Accumulated other comprehensive loss ...........       133,983       (323,748)
                                                    ------------   ------------
      Total equity ...............................    19,316,058     18,329,142
                                                    ------------   ------------
      Total liabilities and equity ...............  $164,894,692   $153,030,675
                                                    ============   ============



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended            Nine Months Ended
                                                                     March 31,                     March 31,
                                                                  2001          2000          2001          2000
                                                                  ----          ----          ----          ----
Interest and Dividend Income:                                        (unaudited)                  (unaudited)
  Interest and fees on loans .............................   $ 2,294,079   $ 2,063,253   $ 6,848,557   $ 6,081,573
  Interest on deposits with banks ........................        46,859           579        74,458        58,298
  FHLB Stock dividends ...................................        23,060        21,803        68,951        69,792
  Securities available for sale ..........................       314,536       266,235       887,452       770,068
  Securities held to maturity ............................       126,495       182,456       433,539       592,243
                                                               ---------     ---------     ---------     ---------
    Total interest and dividend income ...................     2,805,029     2,534,326     8,312,957     7,571,974
                                                               ---------     ---------     ---------     ---------

Interest Expense:
  Deposits ...............................................     1,297,021     1,120,994     3,829,644     3,378,415
  FHLB Advances ..........................................       185,926       164,932       497,291       472,955
                                                               ---------     ---------     ---------     ---------
    Total interest expense ...............................     1,482,947     1,285,926     4,326,935     3,851,370
                                                               ---------     ---------     ---------     ---------

Net Interest Income ......................................     1,322,082     1,248,400     3,986,022     3,720,604
Loan loss provision ......................................          --            --            --          15,000
                                                               ---------     ---------     ---------     ---------
    Net interest income after loan loss provision ........     1,322,082     1,248,400     3,986,022     3,705,604

Noninterest income:
  Net gain on sale of loans ..............................        87,636        35,564       218,914       193,816
  Demand deposit service charges .........................       125,016       123,434       398,845       368,350
  Mortgage loan servicing fees ...........................        74,163        74,690       219,524       225,269
  Net gain (loss) on sale of available for sale securities         4,755          --           4,755       (30,355)
  Other ..................................................       108,350       104,809       302,563       271,410
                                                               ---------     ---------     ---------     ---------
    Total noninterest income .............................       399,920       338,497     1,144,601     1,028,490
                                                               ---------     ---------     ---------     ---------

Noninterest expense:
  Salaries and employee benefits .........................       741,461       696,621     2,103,716     2,000,984
  Occupancy expenses .....................................       118,062       113,291       359,767       327,898
  Furniture and equipment depreciation ...................        82,523        81,148       247,769       240,377
  In-house computer expense ..............................        44,461        34,903       133,370       112,740
  Advertising expense ....................................        31,664        21,981       119,259        96,287
  Amortization of mtg servicing fees .....................        33,704        25,479        89,806        87,255
  Federal insurance premiums .............................         6,077         7,279        18,471        41,856
  Postage ................................................        34,771        34,403        81,967        76,902
  Legal,accounting, and examination fees .................        36,048        25,251       134,964        59,369
  Consulting fees ........................................         7,482         7,645        23,958        27,070
  ATM processing .........................................        14,079        17,799        44,597        55,740
  Other ..................................................       150,037       149,309       507,852       501,983
                                                               ---------     ---------     ---------     ---------
    Total noninterest expense ............................     1,300,369     1,215,109     3,865,496     3,628,461
                                                               ---------     ---------     ---------     ---------

Income before provision for income taxes .................       421,633       371,788     1,265,127     1,105,633
                                                               ---------     ---------     ---------     ---------
Provision for income taxes ...............................       149,735       119,000       418,099       349,134
                                                               ---------     ---------     ---------     ---------
Net income ...............................................   $   271,898   $   252,788   $   847,028   $   756,499
                                                             ===========   ===========   ===========   ===========
Earnings per share - basic ...............................   $      0.23           n/a   $      0.72           n/a
                                                             ===========   ===========   ===========   ===========
Earnings per share - diluted .............................   $      0.23           n/a   $      0.72           n/a
                                                             ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 2001

                                                                                                            ACCUMULATED
                                                            ADDITIONAL  UNALLOCATED                            OTHER
                                         PREFERRED  COMMON    PAID-IN      ESOP     TREASURY      RETAINED COMPREHENSIVE
                                           STOCK    STOCK     CAPITAL     SHARES      STOCK       EARNINGS     INCOME       TOTAL
                                           -----    -----     -------     ------      -----       --------     ------       -----

Balance, June 30, 2000 .....................$--   $ 12,236  $3,831,887  $(349,648)  $    --     $15,158,415  $(323,748) $18,329,142

  Net income ............................... --       --          --         --          --         847,028       --        847,028
  Other comprehensive income ............... --       --          --         --          --            --      457,731      457,731

    Total comprehensive income ............. --       --          --         --          --            --         --      1,304,759

Dividends paid ($.21 per share) ............ --       --          --         --          --        (119,542)      --       (119,542)

Stock repurchased (20,000 shares
   @ $11.75/sh)                              --       --          --         --      (235,000)         --         --       (235,000)

ESOP shares allocated or committed to be
   released for allocation (3,450 shares) .. --       --         9,099     27,600        --            --         --         36,699
                                            ---   --------  ----------  ---------   ---------   -----------  ---------  -----------

Balance, March 31, 2001 ....................$--   $ 12,236  $3,840,986  $(322,048)  $(235,000)  $15,885,901  $ 133,983  $19,316,058
                                            ===   ========  ==========  =========   =========   ===========  =========  ===========

See accompanying notes to consolidated financial statements

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                                        March 31,
                                                                  2001            2000
                                                                  ----            ----
                                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................   $   847,028    $   756,500
  Adjustments to reconcile net income to net cash
    from operating activities
      Provision for loan losses ...........................          --           15,000
     Depreciation, accretion and amortization expense .....       390,835        463,139
     Deferred loan fees ...................................        28,846        (35,291)
      Amortization of capitalized mortgage servicing rights        89,805         87,254
      Gain on sale of loans ...............................      (218,914)      (193,816)
      Gain on sale of real estate owned ...................        (8,951)          --
      Net realized (gain) loss on sale of available
        for-sale securities ...............................          --           30,355
      Dividends reinvested ................................       (68,800)       (69,700)
      Increase in cash surrender value of life insurance ..       (73,910)       (68,886)
  Change in assets and liabilities:
    (Increase) decrease in assets:
      Accrued interest and dividends receivable ...........      (157,161)      (115,577)
      Loans held-for-sale .................................    (1,506,627)       941,684
      Other assets ........................................        43,603       (210,712)
  Increase (decrease) in liabilities:
    Accrued expenses and other liabilities ................       (61,501)     4,134,522
    Deferred compensation payable .........................        17,305          9,647
    Deferred income taxes payable .........................        (7,108)       111,716
                                                                 --------      ---------
        Net cash provided by (used in) operating activities      (685,550)     5,855,835
                                                                 --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity ................      (641,150)      (949,936)
    Investment securities available-for-sale ..............    (3,904,060)    (3,562,621)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity ................     2,597,139      4,302,253
    Investment securities available-for-sale ..............     1,901,519        564,059

See accompanying notes to consolidated financial statements

                                                                      Nine Months Ended
                                                                          March 31,
                                                                     2001            2000
                                                                     ----            ----
                                                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
  (CONTINUED)
  Proceeds from sales of investment securities
    available-for-sale .....................................        201,396       1,715,580
  Net (increase) decrease in loan receivable, excludes
    transfers to real estate acquired in settlement of loans     (6,916,112)     (8,444,616)
  Proceeds from the sale of real estate aquired in the
    settlement of loans ....................................        129,957            --
  Purchase of property and equipment .......................        (54,717)       (338,872)
  Proceeds from sale of equipment ..........................           --           221,274
                                                                 ----------      ----------
      Net cash used in investing activities ................     (6,686,028)     (6,490,879)
                                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts ............      6,973,408         429,372
  Net increase (decrease) in advances to borrowers for .....        243,994          (3,662)
    taxes and insurance
  Net increase (decrease) in FHLB advances .................      3,625,000      (4,000,000)
  Payments on FHLB advances ................................       (200,000)       (200,000)
  Purchase of Treasury Stock ...............................       (235,000)
  Dividends paid ...........................................       (119,542)           --
                                                                 ----------      ----------
      Net cash provided by financing activities ............     10,287,860      (3,774,290)
                                                                 ----------      ----------

Net increase (decrease) in cash ............................      2,916,282      (4,409,334)

CASH AND CASH EQUIVALENTS, beginning of period .............      3,477,650       6,741,171
                                                                 ----------      ----------
CASH AND CASH EQUIVALENTS, end of period ...................   $  6,393,932    $  2,331,837
                                                               ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest .................   $  3,869,803    $  3,523,287
                                                               ============    ============
  Cash paid during the period for income taxes .............   $    429,500    $    144,000
                                                               ============    ============
NON-CASH INVESTING ACTIVITIES:
  (Increase) decrease in market value of securities
    available-for-sale .....................................   $   (457,731)   $    125,341
                                                               ============    ============
  Mortgage servicing rights capitalized ....................   $     64,655    $    154,836
                                                               ============    ============

See accompanying notes to consolidated financial statements

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

The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2000.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2. INVESTMENT SECURITIES
-----------------------------

Investment securities are summarized as follows:

                                 March 31, 2001 (Unaudited)                 June 30, 2000 (Audited)
                          ----------------------------------------   ----------------------------------------
                                              GROSS                                   GROSS
                            AMORTIZED      UNREALIZED      FAIR        AMORTIZED     UNREALIZED       FAIR
                              COST       GAINS (LOSSES)    VALUE          COST     GAINS (LOSSES)     VALUE
                              ----       --------------    -----          ----     --------------     -----
Available-for-sale:
  U.S. government and
   agency obligations .   $ 5,097,990   $    40,441    $ 5,138,431   $ 4,250,803   $   (99,656)   $ 4,151,147
  Municipal obligations     3,634,125       (21,284)     3,612,841     3,307,967      (251,657)     3,056,310
  Corporate obligations     7,223,746       132,639      7,356,385     6,184,453      (122,998)     6,061,455
  Mortgage-backed
   securities .........     4,473,040        66,270      4,539,310     4,623,260       (40,258)     4,583,002
  Collateralized
   mortgage obligations       303,209          (367)       302,842       372,372       (11,067)       361,305
  Corporate preferred
   stock ..............          --            --             --         201,398          (398)       201,000
                          -----------   -----------    -----------   -----------   -----------    -----------
    Total .............   $20,732,110   $   217,699    $20,949,809   $18,940,253   $  (526,034)   $18,414,219
                          ===========   ===========    ===========   ===========   ===========    ===========

Held-to-maturity:
  U.S. government and
   agency obligations .   $ 2,395,051   $    19,955    $ 2,415,006   $ 2,888,392   $   (29,659)   $ 2,858,733
  Municipal obligations     1,079,297        17,735      1,097,032     1,069,806       (21,234)     1,048,572
  Mortgage-backed
   securities .........     4,503,832        32,479      4,536,311     5,964,489      (164,775)     5,799,714
                          -----------   -----------    -----------   -----------   -----------    -----------
    Total .............   $ 7,978,180   $    70,169    $ 8,048,349   $ 9,922,687   $  (215,668)   $ 9,707,019
                          ===========   ===========    ===========   ===========   ===========    ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 3. LOANS RECEIVABLE
------------------------

Loans receivable consist of the following:



                                                March 31,           June 30,
                                                  2001                2000
                                              (Unaudited)          (Audited)
                                             -------------       -------------
First mortgage loans:
  Residential mortgage (1-4 family) ......   $  75,816,800       $  74,336,712
  Commercial real estate .................       8,478,841           7,784,333
  Real estate construction ...............       2,192,683           1,453,371

Other loans:
  Home equity ............................      15,621,372          13,654,250
  Consumer ...............................      10,085,502           8,279,049
  Commercial .............................       2,900,424           2,757,708
                                             -------------       -------------

    Total ................................     115,095,622         108,265,423

Less:  Allowance for loan losses .........        (691,305)           (712,165)
          Deferred loan fees .............        (134,667)           (105,821)
                                             -------------       -------------

    Total ................................   $ 114,269,650       $ 107,447,437
                                             =============       =============


Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $525,000 and $504,000 at March 31, 2001 and June 30, 2000, respectively. Classified assets, including real estate owned, totaled $1.46 million and $1.58 million at March 31, 2001 and June 30, 2000, respectively.

The following is a summary of changes in the allowance for loan losses:

                                             Nine months         Twelve months
                                                ended                ended
                                            March 31, 2001      June 30, 2000
                                             (Unaudited)           (Audited)
                                           --------------       ---------------
Balance, beginning of period .............   $ 712,165             $ 736,624
  Reclassification to REO reserve ........     (13,725)              (11,519)
  Reclassification to repossessed property
   reserve ...............................      (1,137)
  Provision charged to operations ........        --                  15,000
  Charge-offs ............................     (12,168)              (30,623)
  Recoveries .............................       6,170                 2,683
                                             ---------             ---------
    Balance, end of period ...............   $ 691,305             $ 712,165
                                             =========             =========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4.  DEPOSITS
-----------------

Deposits are summarized as follows:

                                                      March 31,       June 30,
                                                        2001            2000
                                                     (Unaudited)      (Audited)
                                                    ------------    ------------
     Noninterest checking .....................     $  5,532,226    $  5,732,528
     Interest-bearing checking ................       22,500,564      22,849,549
     Passbook .................................       20,724,111      20,936,122
     Money market .............................       15,927,858      14,716,098
     Time certificates of deposit .............       66,801,654      60,278,708
                                                    ------------    ------------
       Total ..................................     $131,486,413    $124,513,005
                                                    ============    ============

NOTE 5.  EARNINGS PER SHARE
---------------------------

Basic earnings per share for the three months ended March 31, 2001 is computed using 1,169,701 weighted average shares outstanding. Basic earnings per share for the nine months ended March 31, 2001 is computed using 1,177,178 weighted average shares outstanding. Diluted earnings per share is computed by adjusting the number of shares outstanding by the weighted average number of dilutive common equivalent shares. The common equivalent shares are shares in the treasury to fund the Company's restricted stock plan, for which stock was awarded in January 2001, as determined by the treasury stock method. The weighted average shares outstanding for the diluted earnings per share calculations are 1,182,562 for the three months ended March 31, 2001 and 1,181,411 for the nine months ended March 31, 2001. No earnings per share information is given for periods ending March 31, 2000 as shares of common stock were not issued until April 4, 2000.


NOTE 6.  DIVIDENDS AND STOCK REPURCHASE PROGRAM
-----------------------------------------------

Eagle has paid three dividends of $0.07 per share on August 25, 2000, November 17, 2000, and February 16, 2001. Its fourth dividend of $0.07 per share was declared on April 19, 2001, payable May 18, 2001 to stockholders of record on May 4, 2001. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

A stock repurchase program was announced on December 21, 2000, covering 4% of the Company's outstanding common stock. Through April 30, 2001, 20,000 shares had been repurchased. At the annual meeting held October 19, 2000, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants of up to 80,511 and 23,003, respectively. The repurchase plan announced in December is intended to meet the needs of the restricted stock plan.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements." Eagle Bancorp ("Eagle" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include Eagle's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. Eagle's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain. Factors which could affect actual results but are not limited to include (i) change in general market interest rates, (ii) general economic conditions, (iii) local economic conditions, (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle's loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) competition, and (x) demand for financial services in Eagle's markets. These factors should be considered in evaluating the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of their dates.


Financial Condition

Total assets increased by $11.86 million, or 7.75%, from $153.03 million at June 30, 2000, to $164.89 million at March 31, 2001. Total liabilities increased by $10.88 million from $134.70 million at June 30, 2000, to $145.58 million at March 31, 2001. Total equity increased $990,000 from $18.33 million at June 30, 2000 to $19.32 million at March 31, 2001.

Growth in the loan portfolio of $6.82 million accounted for the majority of the growth in total assets. The loan categories with the largest increase were home equity loans, which increased $1.97 million and consumer loans, which increased $1.81 million. These represented increases over the balances at June 30, 2000 of 14.43% and 21.86%, respectively. Total loan originations were $51.56 million for the nine months ended March 31, 2001, with single family mortgages accounting for $31.77 million of the total. Home equity loan and consumer loan originations totaled $6.40 million and $6.11 million, respectively, for the same period. Loans held for sale increased from $861,000 at June 30, 2000 to $2.59 million at March 31, 2001.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition (continued)

Deposits and Federal Home Loan Bank (FHLB) advances funded asset growth. Deposits have grown $6.98 million, or 5.61%, from $124.51 million at June 30, 2001 to $131.49 million at March 31, 2001. Our offerings of special rates on certificates of deposit (CD's) contributed to the increase in deposits. Advances grew to $12.11 million by March 31, 2001, an increase of $3.43 million, or 39.52%, from the balance of $8.68 million at June 30, 2000. Other liabilities increased from $1.51 million at June 30, 2000 to $1.98 million at March 31, 2001, primarily due to increases in the balances of deferred income taxes and escrow balances for borrowers' tax and insurance payments.

The growth in total equity was the result of earnings for the nine months of $847,000 and an increase in the unrealized gain on securities available for sale of $458,000. This was offset by the payment of three $0.07 per share regular cash dividends and the purchase of 20,000 shares of treasury stock during the period.


Results of Operations for the Three Months Ending March 31, 2001 and 2000

Net Income. Eagle's net income was $272,000 and $253,000 for the three months ended March 31, 2001, and 2000, respectively. The increase of $19,000, or 7.51%, was primarily due to increases in net interest income of $74,000 and noninterest income of $61,000, partially offset by an increase in noninterest expense of $85,000. Earnings per share were $0.23 for the current period. No earnings per share are available for the period ended March 31, 2000 as shares of common stock were not issued until April 4, 2000.

Net Interest Income. Net interest income increased from $1.25 million for the quarter ended March 31, 2000 to $1.32 million for the quarter ended March 31, 2001. This increase of $74,000 was the result of an increase in interest and dividend income of $271,000, partially offset by an increase in interest expense of $197,000.

Interest and Dividend Income. Total interest and dividend income was $2.80 million for the quarter ended March 31, 2001, compared to $2.53 million for the quarter ended March 31, 2000, representing an increase of $271,000, or 10.71%. Interest and fees on loans increased from $2.06 million for 2000 to $2.29 million for 2001. This increase of $230,000, or 11.17%, was due primarily to an increase in the average balances of loans receivable for the quarter ended March 31, 2001. Average balances for loans receivable, net, for the quarter ended March 31, 2001 were $114.78 million, compared to $104.07 million for the previous year. This represents an increase of $10.71 million, or 10.29%. All loan categories had shown increases from the previous year. The average interest rate earned on loans receivable also increased by 6 basis points, from 7.93%

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ending March 31, 2001 and 2000 (continued)

at March 31, 2000 to 7.99% at March 31, 2001. Interest and dividends on investment securities available-for-sale (AFS) increased from $266,000 for the quarter ended March 31, 2000 to $315,000 for the current quarter, while interest on securities held to maturity (HTM) decreased from $182,000 to $126,000. Interest earned from deposits held at other banks increased from $1,000 for the quarter ended March 31, 2000 to $47,000 for the quarter ended March 31, 2001.

Interest Expense. Total interest expense increased from $1.28 million for the quarter ended March 31, 2000, to $1.48 million for the quarter ended March 31, 2001, an increase of $197,000,or 15.39%, due primarily to an increase in interest paid on deposits. Interest on deposits increased from $1.12 million for the quarter ended March 31, 2000, to $1.30 million for the quarter ended March 31, 2001. This increase of $176,000, or 15.71%, was the result of an increase in average rates paid and higher balances on deposit accounts. Time certificate of deposits (CD's) accounted for the largest gain in balances during the period from March 31, 2000 to March 31, 2001. Special certificate of deposit offerings contributed to the increase. Average balances in CD accounts increased from $57.89 million for the quarter ended March 31, 2000 to $65.56 million for the quarter ended March 31, 2001. The average rate paid on CD accounts also increased, from 5.18% to 5.81% for the period. Interest paid on borrowings increased from $165,000 for the quarter ended March 31, 2000 to $186,000 for the quarter ended March 31, 2001. The increase in borrowing costs was due to an increase in the average balance of Federal Home Loan Bank advances. The cost of deposits is expected to decline in the coming quarter. CD accounts opened in previous quarters will be renewed at lower rates, as market rates have fallen. A small FHLB advance was prepaid in April, which will reduce borrowing costs for the next quarter.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended March 31, 2001 or the quarter ended March 31, 2000. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets declined from $1.58 million at June 30, 2000 to $1.46 million at March 31, 2001. The Bank currently has no foreclosed real estate.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ending March 31, 2001 and 2000 (continued)

Noninterest Income. Total noninterest income increased from $338,000 for the quarter ended March 31, 2000, to $400,000 for the quarter ended March 31, 2001, an increase of $62,000 or 18.34%. This was the result of an increase in net gain on sale of loans of $52,000. Increased loan originations compared to a year ago combined with management's decision to resume selling mortgage loans with maturities of 15 years or less contributed to the increase in income from sale of loans. The other categories of noninterest income registered small increases.

Noninterest Expense. Noninterest expense increased by $85,000 or 7.00% from $1.21 million for the quarter ended March 31, 2000, to $1.30 million for the quarter ended March 31, 2001. This increase was primarily due to an increase in salaries and benefits of $44,000 and in legal and accounting fees of $11,000. The increase in salaries was due to merit raises, while the increase in legal and accounting fees were related to the costs of being a public company. Advertising expense increased $10,000 due to increased advertising for internet banking and lending promotions. In-house computer expense increased $10,000 primarily due to internet banking costs.

Income Tax Expense. Eagle's income tax expense was $119,000 for the quarter ended March 31, 2000, compared to $150,000 for the quarter ended March 31, 2001. The effective tax rate for the quarter ended March 31, 2000 was 32.01% and was 35.51% for the quarter ended March 31, 2001. The effective tax rate is higher in the current quarter due to an adjustment to bring the year-to-date effective tax rate up to 33%. Management expects Eagle's effective tax rate to be approximately 33%.


Results of Operations for the Nine Months Ending March 31, 2001 and 2000

Net Income. Eagle's net income was $847,000 and $756,000 for the nine months ended March 31, 2001 and 2000, respectively. The increase of $91,000, or 12.03%, was primarily due to increases in net interest income (before provision for loan losses) of $265,000 and noninterest income of $116,000, partially offset by an increase in non-interest expense of $237,000. Earnings per share for the period ended March 31, 2001 were $0.72. No earnings per share were available for the period ended March 31, 2000 as shares of common stock were not issued until April 4, 2000.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Nine Months Ending March 31, 2001 and 2000 (continued)

Net Interest Income. Net interest income (before provision for loan losses) increased from $3.72 million for the nine months ended March 31, 2000 to $3.99 million for the nine months ended March 31, 2001. This increase of $265,000 was the result of an increase in interest and dividend income of $741,000, partially offset by an increase in interest expense of $476,000.

Interest and Dividend Income. Total interest and dividend income was $8.31 million for the nine months ended March 31, 2001, compared to $7.57 million for the same period ended March 31, 2000, representing an increase of $741,000, or 9.79%. Interest and fees on loans increased from $6.08 million for 2000 to $6.85 million for 2001. This increase of $767,000, or 12.62%, was due primarily to an increase in the average balances of loans receivable for the nine months ended March 31, 2001. Average balances for loans receivable, net, for this period were $113.01 million, compared to $101.44 million for the previous year. This is an increase of $11.57 million, or 11.41%. All loan categories had shown increases from the previous year. The average interest rate earned on loans receivable also increased by 9 basis points, from 7.99% to 8.08%. Interest and dividends on investment securities available-for-sale (AFS) increased from $770,000 for the nine months ended March 31, 2000 to $887,000 for the same period ended March 31, 2001, while interest on securities held to maturity (HTM) decreased from $592,000 to $434,000. Interest earned from deposits held at other banks increased from $58,000 for the nine months ended March 31, 2000 to $74,000 for the same period ended March 31, 2001 due primarily to higher average balances in these accounts.

Interest Expense. Total interest expense increased from $3.85 million for the nine months ended March 31, 2000 to $4.33 million for the nine months ended March 31, 2001, an increase of $476,000, or 12.36%, due almost entirely to the increase in interest paid on deposits. Interest on deposits increased from $3.38 million for the nine months ended March 31, 2000 to $3.83 million for the nine months ended March 31, 2001. This increase of $452,000, or 13.37%, was the result of an increase in balances and average rates paid on deposit accounts. Time certificate of deposits (CD's) accounted for the largest gain in balances during the period from March 31, 2000 to March 31, 2001. Special certificate of deposit offerings contributed to the increase. Average balances in CD accounts increased from $58.39 million at March 31, 2000 to $62.54 million at March 31, 2001. The average rate paid on CD accounts also increased, from 5.11% to 5.81%. Interest paid on borrowings increased from $473,000 for the nine months ended March 31, 2000 to $497,000 for the same period ended March 31, 2001. The increase in borrowing costs was due to an increase in the average balance of Federal Home Loan Bank advances.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Nine Months Ending March 31, 2001 and 2000 (continued)

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for the nine months ended March 31, 2001, compared to $15,000 for the same period ended March 31, 2000. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets declined from $1.58 million at June 30, 2000 to $1.46 million at March 31, 2001. During the current nine month period, a transfer of $14,000 was made from the loan loss reserve to the real estate owned
(REO) reserve. The transfer was made to write down the balances of the two foreclosed properties in Butte, Montana to their net realizable value. Both REO properties were sold during the period with no additional loss incurred. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income increased from $1.03 million for the nine months ended March 31, 2000, to $1.15 million for the nine months ended March 31, 2001, an increase of $116,000 or 11.26%. This was the result of an increase in the gain on sale of available for sale securities of $35,000, an increase in other noninterest income items of $31,000, an increase in demand deposit service charges of $30,000, and an increase in net gain on sale of loans of $25,000. Two securities were sold for small gains in the current period, compared to securities sold for losses of $30,000 in the previous nine month period. Demand deposit service charges were higher as the increased fees were in effect for the entire nine month period ended March 31, 2001, whereas in the previous period the increases were only in effect for four months. Increased loan sales contributed to the increase in net gain on sale of loans. Mortgage loan servicing fees declined slightly from $225,000 in the nine month period ended March 31, 2000 to $220,000 in the nine months ended March 31, 2001.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Nine Months Ending March 31, 2001 and 2000 (continued)

Noninterest Expense. Noninterest expense increased by $237,000 or 6.53% from $3.63 million for the nine months ended March 31, 2000, to $3.87 million for the nine months ended March 31, 2001. This increase was primarily due to increases in salaries and benefits of $103,000, legal and accounting fees of $76,000, and occupancy expense of $32,000. The increase in salaries was due to merit raises, while the increase in legal and accounting fees were related to the costs of being a public company. The increase in occupancy expense was due to higher property taxes and repairs. These increases were partially offset by decreases of $23,000 in federal deposit insurance premiums and $11,000 in ATM processing fees. The decrease in deposit insurance premiums was due to the FDIC lowering their assessment rate by 64%, while lower costs passed on from the Bank's ATM processor led to lower processing expense for ATMs and debit cards.

Income Tax Expense. Eagle's income tax expense was $349,000 for the nine months ended March 31, 2000, compared to $418,000 for the nine months ended March 31, 2001. The effective tax rate for the nine months ended March 31, 2000 was 31.58% and was 33.05% for the nine months ended March 31, 2001.


Liquidity, Interest Rate Sensitivity and Capital Resources

The company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS recently eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. The Bank's liquidity increased due to an increase in deposit balances for the period ending March 31, 2001.

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

At December 31, 2000 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. This was due to management's strategy of retaining assets with shorter maturities while emphasizing longer-term funding sources such as transaction accounts and FHLB advances. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of March 31, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2001, the Bank's tangible, core, and risk-based capital ratios amounted to 11.0%, 11.0%, and 18.6%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

                                                         At March 31, 2001
                                                        -------------------
                                                                      % of
                                                         Amount      Assets
                                                        -------      ------
     Tangible capital:
       Capital level ................................   $17,952      10.96%
       Requirement ..................................     2,457       1.50
                                                        -------      -----
       Excess .......................................   $15,495       9.46%
                                                        =======      =====
     Core capital:
       Capital level ................................   $17,952      10.96%
       Requirement ..................................     4,913       3.00
                                                        -------      -----
       Excess .......................................   $13,039       7.96%
                                                        =======      =====
     Risk-based capital:
       Capital level ................................   $18,619      18.63%
       Requirement ..................................     7,995       8.00
                                                        -------      -----
       Excess .......................................   $10,624      10.63%
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


Item 2.  Changes in Securities and Use of Proceeds
         Not applicable.


Item 3.  Defaults Upon Senior Securities
         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.


Item 5.  Other Information.
         None.


Item 6.  Exhibits and Reports on Form 8-K
         None.


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EAGLE BANCORP


     Date: May 9, 2001                  By: /s/ Larry A. Dreyer
                                            --------------------
                                            Larry A. Dreyer
                                            President/CEO

     Date: May 9, 2001                  By: /s/ Peter J. Johnson
                                            --------------------
                                            Peter J. Johnson
                                            Sr. VP/Treasurer