Form 10KSB
period 2001-06-30
EAGLE BANCORP/MT
filed 2001-09-20
CIK 1101146

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   /X/   Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JUNE 30, 2001.
   / /   Transition report under section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from ____________ to ______________.

                         Commission file number: 0-29687
            .........................................................

                                  Eagle Bancorp
 ...............................................................................
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             United States                                81-0531318
 ..............................................    ..............................
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or organization)                        Identification No.)

     1400 Prospect Avenue, Helena, MT                          59601
 ..............................................    ..............................
(Address of principal executive offices)                     (Zip Code)

 Issuer's telephone number:        (406) 442-3080
                           .....................................................

Securities to be registered under Section 12(b) of the Act:
         Title of class                     Name of exchange on which registered

                None                                      N/A
  ................................          ....................................

Securities to be registered under Section 12(g) of the Act:

                     Common stock, par value $0.01 per share
 ................................................................................
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes          X            No
          .........             .........

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year are  $12,815,000
                                                       ...................

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price as of September 14, 2001, was $6,692,575.

As of September 14, 2001, there were 1,203,572 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the proxy statements for the annual meeting of stockholders for the fiscal years ended June 30, 2000 and June 30, 2001 and Registrant Statement on Form SB-2 filed on December 20, 1999 (Part III).

                       TRANSITIONAL SMALL BUSINESS DISCLOSURE
                       FORMAT (CHECK ONE):

                       YES                   NO          X
                               ........              ........

                                TABLE OF CONTENTS


    ITEM                                                                                                  PAGE
     NO.                                                                                                   NO.
    ----                                                                                                  ----
                  PART I

      1           Description of Business..............................................................   1
      2           Description of Business Properties...................................................   23
      3           Legal Proceedings....................................................................   23
      4           Submission of Matters to a Vote of Security Holders..................................   24

                  PART II

      5           Market for Common Equity and Related Stockholder Matters.............................   24
      6           Management's Discussion and Analysis.................................................   24
      7           Financial Statements and Supplementary Data..........................................   31
      8           Changes in and Disagreements With Accountants on Accounting and
                     Financial Disclosure..............................................................   31

                  PART III

      9           Directors and Executive Officers of the Registrant...................................   32
     10           Executive Compensation...............................................................   32
     11           Security Ownership of Certain Beneficial Owners and Management.......................   32
     12           Certain Relationships and Related Transactions.......................................   32
     13           Exhibits List including Consolidated Statements of Financial Condition and Reports on
                  Form 8-K.............................................................................   32


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Eagle Bancorp (Eagle) is a federally chartered stock holding company. Its charter was approved on April 4, 2000, when it became the mid-tier stock holding company for American Federal Savings Bank (the Bank), a federally chartered stock savings bank headquartered in Helena, Montana. Eagle Bancorp's principal business is to hold the capital stock of American Federal Savings Bank. Upon the reorganization and conversion to stock form of American Federal Savings Bank, Eagle Bancorp issued 575,079 shares of its common stock, par value $.01 per share (the "Common Stock") to the public at a price of $8 per share. This represents approximately 47% of the issued and outstanding shares of the Common Stock. The remaining 648,493 shares of the Common Stock are held by Eagle Financial MHC, Eagle Bancorp's mutual holding company.

         American Federal Savings Bank was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time. In 1975, American Federal adopted a federal thrift charter. We currently have four full service offices and one satellite branch. We also have six automated teller machines located in our market area and we participate in the CashCard ATM network.


BUSINESS STRATEGY

         Since our founding in Helena in 1922, we have operated in the southcentral portion of Montana. Since the advent of NOW accounts and low and no cost checking or other transaction accounts, we have sought to operate in a fashion similar to a commercial bank offering these kinds of deposits and changing our emphasis on home mortgage lending by broadening and diversifying the kind of loans we offer. As a result of these efforts, we provide full retail banking services, including one- to four-family residential mortgage loans, home equity loans, lines of credit, consumer loans, commercial real estate loans and commercial loans for businesses as well as certificates of deposit, checking accounts, NOW accounts, savings accounts and money market accounts.

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


MARKET AREA

         From our headquarters in Helena, Montana, we operate four full service offices, including our main office, and one satellite branch. Our satellite branch is located in Helena and our other full service branches are located in Bozeman (opened 1980), Butte (opened 1979) and Townsend (opened 1979), Montana.

         Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. As of June 2001 it had a population of 902,000. Helena, where we are headquartered, is the county seat of Lewis and Clark County, which has a population of approximately 55,700 and is located within 120 miles of four of Montana's other five largest cities: Missoula, Great Falls, Bozeman and Butte. It is approximately midway between Yellowstone and Glacier National Parks. Helena is also Montana's state capital. Its economy has shown slow growth, in terms of both employment and income. State government and the numerous offices of the federal government comprise the largest employment sector. Helena also has significant employment in the service industries. Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry. The local economy is also dependent to a lesser extent upon ranching and agriculture. These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

         Bozeman, where we have a branch, is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 67,800. Bozeman is home to Montana State University and has achieved its recent growth in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman's economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University. Residential construction in Bozeman has increased more rapidly than such construction in Helena and the other cities in which we operate.

         Butte, Montana is approximately 64 miles southwest of Helena. We have one branch in Butte. Butte and the surrounding Silverbow County have a population of approximately 35,000. Butte's population has declined as a result of the decline in the mining industry which had afforded many higher paying jobs to residents of Butte and Silverbow County. Since mining's decrease in the 1980's, population losses have stabilized and new manufacturing jobs related to production of materials for computer chips have been created. This has been recently offset by the loss of high paying jobs due to the sale of the Montana Power Company.

         Townsend is the smallest community in which we operate. We have one branch in Townsend. It has a population of about 2,000. Many of its residents commute to other Montana locations for work. Other employment In Townsend is primarily in agriculture and services. Townsend is approximately 32 miles southeast of Helena.


COMPETITION

         We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Until recently Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state's population is approximately 902,000 people, there were approximately 76 credit unions in Montana as well as four federally chartered thrift institutions, and 84 commercial banks as of December 31, 2000. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.


LENDING ACTIVITIES

         GENERAL. American Federal Savings Bank primarily originates one- to four-family residential real estate loans and, to a lesser extent commercial real estate loans, real estate construction loans, home equity loans, consumer loans and commercial loans. Commercial real estate loans include loans on multi-family dwellings, loans on nonresidential property and loans on developed and undeveloped land. Home equity loans include loans secured by the borrower's primary residence. Typically, the property securing such loans is subject to a prior lien. Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats, personal loans and lines of credit and loans made on deposits held by the Bank. Commercial loans consist of business loans and lines of credit on a secured and unsecured basis.

         LOAN PORTFOLIO COMPOSITION. The following table analyzes the composition of the Bank's loan portfolio by loan category at the dates indicated.

                                                                           AT JUNE 30,
                                                -------------------------------------------------------------------
                                                             2001                                2000
                                                --------------------------------    -------------------------------
                                                                      (DOLLARS IN THOUSANDS)

                                                                   PERCENT OF                         PERCENT OF
                                                     AMOUNT           TOTAL             AMOUNT           TOTAL
                                                     ------           -----             ------           -----
First mortgage loans:
  Residential mortgage (1-4 family)(1)..           $ 75,962           65.60%            $74,337           68.66%
  Commercial real estate................              9,063            7.83               7,784            7.19
  Real estate construction.............               1,982            1.71               1,453            1.34
                                                    -------            ----             -------          ------
    Total first mortgage loans.........               7,007           75.14              83,574           77.19
                                                    -------           -----             -------          ------

Other loans:
  Home equity...........................             15,698           13.56              13,654           12.61
  Consumer..............................             10,362            8.95               8,279            7.65
  Commercial............................              2,721            2.35               2,758            2.55
                                                    -------          ------             -------          ------
    Total other loans...................             28,781           24.86              24,691           22.81
                                                    -------          ------             -------          ------
Total loans.............................            115,788          100.00%            108,265          100.00%
                                                    -------          ======             -------          ======

Less:
  Deferred loan fees....................                122                                 106
  Allowance for loan losses.............                688                                 712
                                                   --------                            --------

  Total loans, net......................           $114,978                            $107,447
                                                   ========                            ========

--------------------
(1)   Excludes loans held for sale.


         FEE INCOME. American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and subsequent servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $293,000 and $300,000 for the years ended June 30, 2001 and 2000, respectively. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $93,000 and $87,000 for the years ended June 30, 2001 and 2000, respectively.

         LOAN MATURITY SCHEDULE. The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2001. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted. Loans having no stated maturity, those without a scheduled payment, demand loans and delinquent loans, are shown as due within six months.

                                               WITHIN 6       6 TO 12       1 YEAR TO      2 YEARS TO
                                                MONTHS        MONTHS         2 YEARS         5 YEARS     OVER 5 YEARS      TOTAL
                                                ------        ------         -------         -------     ------------      -----
                                                                                 (IN THOUSANDS)
Residential mortgage (1-4 family)(1)                $255         $141           $393          $3,608        $74,598        $78,995
Commercial real estate  ............                 379          177            201           1,484          6,822          9,063
Real estate construction............                 504        1,478              0               0              0          1,982
Home equity.........................                   3          828            985           5,959          7,923         15,698
Consumer............................                 603          794            850           6,453          1,662         10,362
Commercial .........................                 119          637            171             341          1,453          2,721
                                                  ------       ------         ------         -------       --------      ---------

      Total Loans(1)................              $1,863       $4,055         $2,600         $17,845        $92,458       $118,821
                                                  ======       ======         ======         =======        =======       ========

--------------------

(1)  Includes loans held for sale.

                      -----------------------------------

         The following table sets forth the dollar amount of all loans, at June 30, 2001, due after June 30, 2002, which have pre-determined interest rates and which have floating or adjustable interest rates:

                                                       FIXED            ADJUSTABLE            TOTAL
                                                       -----            ----------            -----
                                                                  (DOLLARS IN THOUSANDS)

Residential mortgage (1-4 family).......              $70,397            $8,202               $78,599
Commercial real estate..................                8,308               199                 8,507
Real estate construction................                    0                 0                     0
Home equity.............................               11,771             3,096                14,867
Consumer................................                8,627               338                 8,965
Commercial..............................                1,698               267                 1,965
                                                    ---------            ------             ---------

Total(1)................................             $100,801           $12,102              $112,903
                                                     ========           =======              ========

Percent of total........................                89.28%            10.72%               100.00%

--------------------

(1)  After June 30, 2002.

         The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated.

                                                 FOR THE YEARS ENDED JUNE 30,
                                                 ----------------------------
                                                  2001                2000
                                                  ----                ----
                                                         (IN THOUSANDS)

Net loans receivable at beginning of
  Period(1):.................................     $108,308           $98,103

Loans originated:
  Residential mortgage (1-4 family)..........       55,170            32,172
  Commercial real estate ....................        2,580             2,587
  Real estate construction...................        4,343             4,548
  Home equity................................        9,038             8,189
  Consumer...................................        6,834             5,336
  Commercial loans...........................        1,826             1,544
                                                  --------          --------

         Total loans originated..............       79,791            54,376
                                                  --------          --------

Loans sold:
  Whole loans................................       33,435            15,148
  Participations.............................            0                 0
                                                  --------          --------

         Total loans sold....................       33,435            15,148
                                                  --------          --------

Principal repayments.........................       36,677            29,047

Allowance for losses decrease (increase).....           24                24

Net loan increase (decrease).................        9,703            10,205
                                                  --------          --------

Net loans receivable at end of period........     $118,011          $108,308
                                                  ========          ========
--------------------

(1)  Includes loans held for sale.


         RESIDENTIAL LENDING. American Federal Savings Bank's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in American Federal's market area. Approximately 65.60% of the bank's loans as of June 30, 2001, were comprised of such loans. American Federal Savings Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by American Federal, whether fixed rate or adjustable rate, can have a term of up to 30 years. American Federal Savings Bank holds substantially all of its adjustable rate and its 8, 10 and 12 year fixed rate loans in portfolio; its fixed rate 15 year loans are held in portfolio or sold in the secondary market depending on market conditions. All 30 year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

         Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The majority of these loans are retained in the Bank's portfolio.

         American Federal Savings Bank obtains a significant portion of its noninterest income from servicing loans sold. American Federal Savings Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower's payments and send them to the purchaser. The retention of servicing enables

American Federal Savings Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $293,000 for the year ended June 30, 2001. At June 30, 2001, American Federal Savings Bank had $110.48 million in loans sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

         HOME EQUITY LOANS. American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers' primary real estate, but are typically subject to a prior lien. At June 30, 2001, $15.70 million or 13.56% of our total loans, were home equity loans. Borrowers may use the proceeds from the Bank's home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. The Bank's home equity loans are generally fixed rate, fixed payment loans and typically have terms of no longer than fifteen years.

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

         COMMERCIAL REAL ESTATE. American Federal Savings Bank originates commercial real estate mortgage loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate loans make up 7.83% of the Bank's total loan portfolio, or $9.06 million at June 30, 2001. The majority of these loans are non-residential commercial real estate loans. American Federal Savings Bank's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 70% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $100,000 and is typically made with fixed rates of interest with five to 15 year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within the market area of the Bank and all are within the state of Montana. American Federal Savings Bank's largest commercial single real estate loan had a balance of approximately $549,000 on June 30, 2001, and was secured by a commercial office building.

         REAL ESTATE CONSTRUCTION LENDING. American Federal Savings Bank also lends funds for the construction of one- to four-family homes. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for speculative purposes. Real estate construction loans accounted for $1.98 million or 1.71% of American Federal's loan portfolio at June 30, 2001.

         CONSUMER LOANS. As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank has made significant efforts to grow its consumer lending portfolio. This portfolio includes personal loans secured by collateral other than real estate, personal loans and lines of credit, and loans secured by deposits held by the Bank. As of June 30, 2001, consumer loans totaled $10.36 million or 8.95% of the Bank's total loan portfolio. These loans consist primarily of auto loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank's market area and generally have maturities of up to 10 years. For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

         Consumer loans have a shorter term and generally provide higher interest rates than residential loans. Consumer loans can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the maturities of rate sensitive assets and liabilities. Increasing its consumer loans have been a major part of American Federal's strategy of operating more like a commercial bank than a traditional savings bank.

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

         COMMERCIAL LOANS. Commercial loans amounted to $2.72 million, or 2.35% of the Bank's total loan portfolio at June 30, 2001. American Federal Savings Bank's commercial loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial loan portfolio amounts to only 2.35% of the total portfolio at June 30, 2001, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

         LOANS TO ONE BORROWER. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of June 30, 2001, our largest aggregation of loans to one borrower was $932,000, consisting of eleven loans secured primarily by residential rental property. This was well below our federal legal lending limit to one borrower of approximately $2.77 million at such date. At June 30, 2001, these loans were current.

         LOAN SOLICITATION AND PROCESSING. Our customary sources of mortgage loan applications include repeat customers, walk-ins, and referrals from home builders and real estate brokers. We also advertise in local newspapers and on local radio and television. Our branch managers and loan officers located at our headquarters and in branches, have authority to approve certain types of loans when presented with a completed application. Other loans must be approved at our main offices as disclosed herein. No loan consultants or loan brokers are currently used by us for either residential or commercial lending activities.

         After receiving a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyze the loan applications and the property involved. Officers and branch managers are granted lending authority based on the kind of loan types where they possess expertise and their level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. A quorum of the board of directors is required for approval of any loan more than $950,000.

         Loan applicants are promptly notified of the decision by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged, tax escrow and the notice of requirement of insurance coverage to be maintained. We generally require title insurance on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan.

         LOAN COMMITMENTS. We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of our commitments to extend credit as of June 30, 2001, was approximately $4.62 million.


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

         For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2000, American Federal Savings Bank had no real estate owned.

         Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2001, we had $408,000 of loans that were non-performing and held on non-accrual status.

         DELINQUENT LOANS. The following table provides information regarding the Bank's loans that are delinquent 30 to 89 days at June 30, 2001:

                                                                              PERCENTAGE OF TOTAL
                                       NUMBER              AMOUNT              DELINQUENT LOANS
                                       ------              ------              ----------------
                                                         (DOLLARS IN THOUSANDS)
Loan Type:
 Mortgage (1-4 family)....                  7                $368                 35.39%
 Consumer.................                 41                 597                 57.40
 Commercial...............                  3                  75                  7.21
                                           --              ------                ------

 Total....................                 51              $1,040                100.00%
                                           ==              ======                ======

         NON-PERFORMING ASSETS. The following table sets forth information regarding American Federal Savings Bank's non-performing assets as of the dates indicated. The Bank does not have any troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards No. 114.


                                                                               AT JUNE 30,
                                                              -----------------------------------------------
                                                                       2001                       2000
                                                              -------------------------    ------------------
                                                                          (DOLLARS IN THOUSANDS)
         Non-accrual loans............................                 $408                       $504
         Accruing loans delinquent 90 days or more....                   91                          3
         Real estate owned............................                    0                        121
                                                                       ----                       ----

         Total........................................                 $499                       $628
                                                                       ====                       ====

         Total non-performing loans as a percentage of
         total loan portfolio.........................                 0.43%                      0.47%

         Percentage of total assets...................                 0.30%                      0.33%

         The decrease in non-accrual loans during the year ended June 30, 2001, was attributable primarily to $111,000 in residential loans which were removed from non-accrual status. During the year ended June 30, 2001, American Federal Savings Bank had no foreclosures. Two properties, foreclosed in the previous fiscal year, were sold during the current fiscal year.

         During the year ended June 30, 2001, approximately $19,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. This amount was not included in the Bank's interest income for the period.

         CLASSIFIED ASSETS. Management, in compliance with regulatory guidelines, conducts an internal loan review program, whereby loans are placed or classified in categories depending upon the level of risk of non- payment or loss. These categories are special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish an allowance for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is required to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. In addition, each loan that exceeds $200,000 and each group of loans that exceeds $200,000 is monitored more closely. The following table reflects our classified assets.

                                                                 AT JUNE 30,
                                              ---------------------------------------------------
                                                        2001                        2000
                                              --------------------------     --------------------
                                                                (IN THOUSANDS)
Residential mortgages
  (1-4 family):
   Special mention....................                      $0                        $240
   Substandard........................                     983                         689
   Doubtful...........................                       0                           0
   Loss...............................                       0                           0

Commercial Real Estate:
   Special mention....................                      49                           0
   Substandard........................                       0                           0
   Doubtful...........................                       0                           0
   Loss...............................                       0                           0

Home equity loans:
   Special mention....................                       0                           0
   Substandard........................                     220                         218
   Doubtful...........................                       0                           0
   Loss...............................                       0                           0

Consumer loans:
   Special mention....................                       0                           0
   Substandard........................                      43                          31
   Doubtful...........................                       0                           0
   Loss...............................                      23                          19

Commercial loans:
   Special mention....................                     157                         150
   Substandard........................                      20                          89
   Doubtful...........................                       0                           0
   Loss...............................                       5                          10

Real estate owned:
   Special mention....................                       0                           0
   Substandard........................                       0                         121
   Doubtful...........................                       0                           0
   Loss...............................                       0                          12
                                                        ------                      ------

Total classified loans and real
estate owned..........................                  $1,500                      $1,579
                                                        ======                      ======

         ALLOWANCE FOR LOAN LOSSES AND REAL ESTATE OWNED. American Federal Savings Bank segregates the loan portfolio for loan losses into the following broad categories: residential mortgages (1-4 family), commercial real estate, real estate construction commercial loans, home equity loans and consumer loans. American Federal Savings Bank provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based on historical analyses and other factors. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products;

changes in lending policies and procedures; changes in the outlook for the local, regional and national economy; and peer group comparisons.

         At least quarterly, the management of the Bank evaluates the need to establish reserves against losses on loans and other assets based on estimated losses on specific loans and on any real estate owned when a finding is made that a loss is estimable and probably. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers; among other matters; the estimated market value of the underlying collateral of problem loans; prior loss experience; economic conditions; and overall portfolio quality.

         Provisions for losses are charged against earnings in the period they are established. We had $688,000 in allowances for loan losses at June 30, 2001.

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

         The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

                                                             FOR YEARS ENDED JUNE 30,
                                                       --------------------------------------
                                                             2001                 2000
                                                       -----------------    -----------------
                                                              (DOLLARS IN THOUSANDS)

Balance at beginning of period.................               $712               $737
Loans charged-off..............................                (43)               (42)
Recoveries.....................................                 19                  2
                                                              ----               ----
Net loans charged-off..........................                (24)               (40)
                                                              ----               ----
Provision for possible loan losses.............                  0                 15
                                                              ----               ----

Balance at end of period.......................               $688               $712
                                                              ====               ====

Allowance for loan losses to total loans.......               0.60%              0.66%

Allowance for loan losses to total non-
  performing loans.............................             137.88%            141.27%

Net charge-offs to average loans
  outstanding during the period................              (0.02)%            (0.04)%

         The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

                                                                                AT JUNE 30,
                                     -----------------------------------------------------------------------------------------------
                                                          2001                                               2000
                                     -----------------------------------------------    --------------------------------------------
                                                                       LOANS IN                                           LOANS IN
                                                   PERCENTAGE OF         EACH                         PERCENTAGE OF         EACH
                                                    ALLOWANCE TO      CATEGORY TO                      ALLOWANCE TO     CATEGORY TO
                                       AMOUNT     TOTAL ALLOWANCE     TOTAL LOANS        AMOUNT      TOTAL ALLOWANCE    TOTAL LOANS
                                       ------     ---------------     -----------        ------      ---------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
First Mortgage Loans :
  Residential mortgage (1-4
    family).......................      $191             27.76%           65.60%          $175            24.58%              68.66%
  Commercial real estate..........       190             27.62             7.83            197            27.67                7.19
  Real estate construction........         1              0.15             1.71              1             0.13                1.34
                                         ---             -----            -----            ---            -----               -----
          Total mortgage loans....       382             55.53            75.14            373            52.39               77.19
                                         ---             -----            -----            ---            -----               -----

Other loans:
  Home equity.....................       165             23.98            13.56            179            25.14               12.61
  Consumer........................       111             16.13             8.95            104            14.61                7.65
  Commercial......................        30              4.36             2.35             56             7.86                2.55
                                         ---             -----            -----            ---            -----               -----
          Total other loans.......       306             44.47            24.86            339            47.61               22.81
                                         ---             -----            -----            ---            -----               -----

          Total...................      $688            100.00%          100.00%          $712           100.00%             100.00%
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

         Eagle maintains liquid assets which may be invested in specified short-term securities and other investments. Liquidity levels may be increased or decreased depending on the yields on investment alternatives. They may also be increased based on management's judgment as to the attractiveness of the yields then available in relation to other opportunities. Liquidity levels can also change based on management's expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. Eagle maintains an investment securities portfolio and a mortgage-backed securities portfolio as part of its investment portfolio.

         INVESTMENT POLICIES. The investment policy of Eagle, which is established by the board of directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing American Federal's lending activities. The policy provides for available-for-sale, held-to-maturity and trading classifications. However, Eagle does not hold any securities for purposes of trading and does not anticipate doing so in the future. The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policy. Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, and mortgage-backed securities. Collateralized mortgage obligations guaranteed by government or government-sponsored agencies, investment grade corporate debt securities, and commercial paper are also included. We also invest in Federal Home Loan Bank overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

         Our investment policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high risk mortgage derivative products (as defined within the policy) without prior approval from the board of directors. Management must demonstrate the business advantage of such investments. In addition, the policy limits the maximum amount of the investment in a specific investment category. We do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments, except certain financial instruments utilized as cash flow hedges related to loans committed to be sold in the secondary market. Further, Eagle does not invest in securities which are not rated investment grade.

         The board through its asset liability committee has charged the Chief Financial Officer to implement the investment policy. All transactions are reported to the board of directors monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

         INVESTMENT SECURITIES. We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. At June 30, 2001, our investment securities were U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Investment securities held-to-maturity represented 23.32% of Eagle's total investment portfolio. Securities available-for-sale totaled 76.68% of Eagle's total investment portfolio.

         CORPORATE DEBT. We also invest in corporate securities. Corporate bonds may offer a higher yield than a U.S. Treasury security of comparable duration. These debt instruments also may have a higher risk of default due to adverse change in the creditworthiness of the issuer. Our policy limits investments in corporate bonds to securities rated investment grade or better.

         MORTGAGE-BACKED SECURITIES AND SMALL BUSINESS ADMINISTRATION LOAN POOLS. We invest in mortgage-backed securities to provide earnings, liquidity, cash flows and diversification to our overall balance sheet. These mortgage-backed securities are classified as either available-for-sale or held-to-maturity. These securities are participation certificates issued and guaranteed by the Government National Mortgage Association, Freddie Mac and Fannie Mae and secured by interests in pools of mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus investments on mortgage-backed securities secured by single-family mortgages. Expected maturities will differ from the maturities actually set forth in the loans in the pools due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates of pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

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

         COLLATERALIZED MORTGAGE OBLIGATIONS. We also invest in collateralized mortgage obligations, issued or sponsored by Fannie Mae and Freddie Mac. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to protect ourselves to a degree from reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage-backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At June 30, 2001, 4.21% of our investment portfolio (exclusive of interest-bearing-deposits with banks) consisted of collateralized mortgage obligations.

         OTHER SECURITIES. Equity securities owned consist of a $1.49 million investment in Federal Home Loan Bank of Seattle common stock as of June 30, 2001. As a member of the Federal Home Loan Bank of Seattle, ownership of Federal Home Loan Bank of Seattle common shares is required. The remaining securities and deposits provide diversification and complement our overall investment strategy.

         The following table sets forth the carrying value of Eagle's investment and mortgage-backed securities portfolio at the dates indicated.

                                                                                AT JUNE 30,
                                                          --------------------------------------------------------
                                                                     2001                          2000
                                                          ----------------------------    ------------------------

                                                             BOOK        PERCENTAGE         BOOK      PERCENTAGE
                                                             VALUE        OF TOTAL          VALUE      OF TOTAL
                                                             -----        --------          -----      --------
                                                                           (DOLLARS IN THOUSANDS)
Securities available-for-sale, at fair value:
U.S. Government and agency obligations...........           $4,610         13.33%           $4,151       13.96%
Corporate obligations............................            7,306         21.12             6,062       20.39
Municipal obligations............................            4,245         12.27             3,056       10.28
Collateralized mortgage obligations..............            1,186          3.43               361        1.21
Mortgage-backed securities.......................            4,103         11.86             4,583       15.42
Corporate preferred stock........................              154          0.45               201        0.68
                                                            ------         -----            ------       -----

Total securities available-for-sale..............           21,604         62.46            18,414       61.94
                                                            ------         -----            ------       -----

Securities held-to-maturity, at book value:

U.S. Government and Agency obligations...........            1,396          4.04             2,888        9.71
Mortgage-backed securities.......................            4,096         11.84             5,965       20.06
Municipal obligations............................            1,079          3.12             1,070        3.60
                                                            ------        ------            ------       -----

 Total securities held-to-maturity...............            6,571         19.00             9,923       33.37
                                                            ------         -----            ------       -----

Total securities.................................           28,175         81.46            28,337       95.51
                                                            ------         -----            ------       -----

Interest-bearing deposits........................            4,925         14.24                 0           0

Federal Home Loan Bank capital stock, at cost....            1,487          4.30             1,393        4.69
                                                            ------        ------            ------       -----

Total............................................          $34,587        100.00%          $29,730      100.00%
                                                           =======        ======           =======      ======

         The following table sets forth information regarding the carrying values, weighted average yields and maturities of Eagle's investment and mortgage-backed securities portfolio at June 30, 2001.

                                                                                   AT JUNE 30, 2001
                                               -------------------------------------------------------------------------------------
                                                    ONE YEAR OR LESS            ONE TO FIVE YEARS           MORE THAN FIVE YEARS
                                                    ----------------            -----------------           --------------------

                                                              ANNUALIZED                    ANNUALIZED                   ANNUALIZED
                                                               WEIGHTED                      WEIGHTED                     WEIGHTED
                                                CARRYING       AVERAGE      CARRYING         AVERAGE        CARRYING      AVERAGE
                                                  VALUE         YIELD         VALUE           YIELD           VALUE        YIELD
                                                  -----         -----         -----           -----           -----        -----
                                                                                                      (DOLLARS IN THOUSANDS)
Securities available-for-sale:
U.S. Government and agency
  obligations..............................        $507          6.30%          $525           6.55%         $3,578         5.58%
Corporate obligations......................         691          6.39          6,615           6.59               0         0.00
Municipal obligations......................           0          0.00              0           0.00           4,245         6.91
Collateralized mortgage obligations........           0          0.00              0           0.00           1,186         5.62
Mortgage-backed securities                            0          0.00            309           7.01           3,794         7.04
Corporate preferred stock..................           0          0.00              0           0.00             154         8.07
                                                  -----                        -----                         ------

Total securities available-for-sale........       1,198          6.35          7,449           6.60          12,957         6.48
                                                  -----                        -----                         ------

Securities held-to-maturity:
U.S. Government and agency obligations.....       1,396          6.13              0           0.00               0         0.00
Mortgage-backed securities.................         211          7.50          1,342           6.28           2,543         6.03
Municipal obligations......................           0          0.00            523           5.84             556         6.70
                                                  -----                        -----                         ------

Total securities held-to-maturity..........       1,607          6.31          1,865           6.16           3,099         6.15
                                                  -----                        -----                         ------

Total securities...........................       2,805          6.33          9,314           6.51          16,056         6.42
                                                  -----                        -----                         ------

Interest-bearing deposits..................       4,925          3.96              0           0.00               0          0.00
                                                  -----                        -----                         ------

Federal Home Loan Bank capital stock.......           0          0.00              0           0.00           1,487         7.00
                                                 ------                        -----                         ------

Total......................................      $7,730          4.82%        $9,314           6.51%        $17,543         6.47%
                                                 ======                       ======                        =======
                                                            AT JUNE 30, 2001
                                            ------------------------------------------------
                                                       TOTAL INVESTMENT SECURITIES
                                                       ---------------------------

                                                                                ANNUALIZED
                                                              APPROXIMATE        WEIGHTED
                                               CARRYING         MARKET           AVERAGE
                                                 VALUE           VALUE            YIELD
                                                 -----           -----            -----

Securities available-for-sale:
U.S. Government and agency
  obligations..............................      $4,610        $4,610              5.77%
Corporate obligations......................       7,306         7,306              6.57
Municipal obligations......................       4,245         4,245              6.91
Collateralized mortgage obligations........       1,186         1,186              5.62
Mortgage-backed securities                        4,103         4,103              7.04
Corporate preferred stock..................         154           154              8.07
                                                 ------        ------

Total securities available-for-sale........      21,604        21,604              6.51
                                                 ------        -----

Securities held-to-maturity:
U.S. Government and agency obligations.....       1,396         1,415              6.13
Mortgage-backed securities.................       4,096         4,150              6.19
Municipal obligations......................       1,079         1,092              6.29
                                                 ------        ------

Total securities held-to-maturity..........       6,571         6,657              6.19

Total securities...........................      28,175        28,261              6.44

Interest-bearing deposits..................       4,925         4,925              3.96

Federal Home Loan Bank capital stock.......       1,487         1,487              7.00
                                                 ------        ------
Total......................................
                                                $34,587       $34,673              6.11%
                                                =======       =======

SOURCES OF FUNDS

         GENERAL. Deposits are the major source of our funds for lending and other investment purposes. Borrowings (principally from the Federal Home Loan Bank of Seattle) are also used to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities and from the sale of loans. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

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

         Deposits are obtained primarily from residents of Helena, Bozeman, Butte and Townsend. We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates and convenient locations and service hours. We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising and sales training and incentive programs for employees. We do not utilize the services of deposit brokers and management believes that an insignificant number of deposit accounts are held by non-residents of Montana.

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

         Core-deposits are deposits which are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, passbook and statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $85.76 million or 63.97% of the Bank's deposits at June 30, 2001 ($67.11 million or 50.06% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remain in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, will result in an increase in our cost of funds.

         The following table sets forth American Federal's distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:


                                                                                 AT JUNE 30,
                                           -----------------------------------------------------------------------------------------
                                                            2001                                           2000
                                           ---------------------------------------     ---------------------------------------------

                                                                        WEIGHTED                                         WEIGHTED
                                                         PERCENT        AVERAGE                         PERCENT          AVERAGE
                                             AMOUNT      OF TOTAL        RATE            AMOUNT         OF TOTAL           RATE
                                             ------      --------        ----            ------         --------           ----
                                                                            (DOLLARS IN THOUSANDS)
Noninterest checking...............            $6,486         4.84%       0.00%            $5,732           4.60%          0.00%
Passbook savings...................            20,688        15.43        3.00             20,936          16.82           3.00
NOW account/Interest bearing
  checking.........................            22,536        16.81        1.00             22,850          18.35           1.50
Money market accounts..............            17,399        12.98        3.78             14,716          11.82           3.97
                                              -------       ------                        -------         ------

Total..............................            67,109        50.06        2.24             64,234          51.59           2.42
                                              -------       ------                        -------         ------

Certificates of deposit accounts:
   IRA certificates................            18,646        13.91        5.05             19,251          15.46           5.36
   Step-rate certificates..........             1,724         1.29        5.16              3,451           2.77           5.29
   Other certificates..............            46,571        34.74        5.69             37,577          30.18           5.64
                                              -------       ------                        -------         ------
Total certificates of deposit......
                                               66,941        49.94        5.50             60,279          48.41           5.53
                                              -------       ------                        -------         ------

    Total deposits.................          $134,050       100.00%       3.87%          $124,513         100.00%          3.93%
                                             ========       ======                       ========         ======


         The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2001, for the maturity dates indicated:


                                                        CERTIFICATE OF DEPOSIT MATURITIES AS OF JUNE 30, 2001
                                    ------------------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)

                                                                                                  AFTER
                                         JUNE 30,         JUNE 30,           JUNE 30,            JUNE 30,
                                           2002             2003               2004                2005             TOTAL
                                           ----             ----               ----                ----             -----

                4.01-6%......            $34,066           $8,289             $1,288               $427             $44,070
                6.01-8%......             20,075            1,731                494                571              22,871
                                         -------          -------             ------              -----              ------
                Total........            $54,141          $10,020             $1,782               $998             $66,941
                                         =======          =======             ======               ====             =======

         The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2001:

                                                             JUMBO CERTIFICATES BY MATURITY
                            -------------------------------------------------------------------------------------------------
                                           MATURITY PERIOD                                        AMOUNT
                                                                                              (IN THOUSANDS)

                            3 months or less..........................                          $2,769
                            Over 3 to 6 months........................                           1,826
                            Over 6 to 12 months.......................                           2,562
                            Over 12 months............................                           2,134
                                                                                                 -----

                                      Total...........................                          $9,291
                                                                                                ======


         The following table sets forth the net changes in deposit accounts for the periods indicated:


                                                           YEAR ENDED JUNE 30,
                                          ------------------------------------------------------
                                                   2001                          2000
                                          ------------------------      ------------------------
                                                         (DOLLARS IN THOUSANDS)
Opening balance...................                 $124,513                   $120,822
Deposits (Withdrawals), Net.......                    4,575                       (746)
Interest credited.................                    4,962                      4,437
                                                    -------                    -------

Ending balance....................                 $134,050                   $124,513
                                                    =======                    =======

Net increase......................                   $9,537                     $3,691

Percent increase..................                     7.66%                      3.05%

Weighted average cost of
  deposits during the period......                     4.01%                      3.87%

Weighted average cost
   of deposits at end of period...                     3.72%                      3.93%


         Our depositors are primarily residents of the state of Montana. We have no brokered deposits.


         BORROWINGS. Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from the Federal Home Loan Bank of Seattle to supplement our supply of lendable funds and to meet deposit withdrawal requirements.

         The following table sets forth information concerning our borrowing from the Federal Home Loan Bank of Seattle at the end of, and during, the periods indicated:


                                                                              AT OR FOR THE YEAR ENDED JUNE 30,
                                                                 ------------------------------------------------------------
                                                                          2001                               2000
                                                                 ------------------------         ---------------------------
                                                                                   (DOLLARS IN THOUSANDS)
    Advances from Federal Home Loan Bank:
      Average balance...................................                  $10,836                        $10,087
      Maximum balance at any month-end..................                   12,174                         14,127
      Balance at period end.............................                   11,444                          8,683
                                                                          -------                         ------

      Weighted average interest rate during the period..                     6.24%                          6.43%
      Weighted average interest rate at period end......                     6.15%                          6.42%


SUBSIDIARY ACTIVITY

         We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except for American Federal Savings Bank, the wholly owned subsidiary of Eagle Bancorp.

PERSONNEL

         As of June 30, 2001, we had 73 full-time employees and three part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.


                                   REGULATION

         Set forth below is a brief description of laws which relate to the regulation of American Federal and Eagle Bancorp. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF AMERICAN FEDERAL SAVINGS BANK

         GENERAL. As a federally chartered savings bank and a member of the FDIC's Savings Association Insurance Fund, American Federal Savings Bank is subject to extensive regulation by the Office of Thrift Supervision and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. American Federal Savings Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Savings Association Insurance Fund of the FDIC and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.

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

         INSURANCE OF DEPOSIT ACCOUNTS. The deposit accounts held by American Federal Savings Bank are insured by the Savings Association Insurance Fund of the FDIC to a maximum of $100,000 as permitted by law. Insurance on deposits may be terminated by the FDIC it if finds an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         REGULATORY CAPITAL REQUIREMENTS. Office of Thrift Supervision capital regulations require savings institutions to meet three capital standards. The standards are tangible capital equal to 1.5% of adjusted total assets, core capital equal to at least 4% of total adjusted assets, and risk-based capital equal to 8% of total risk-weighted assets. American Federal's capital ratios at June 30, 2001, are set forth below.

                                                      ACTUAL                 FOR CAPITAL ADEQUACY PURPOSES
                                                      ------                 -----------------------------
                                               AMOUNT          RATIO           AMOUNT             RATIO
                                               ------          -----           ------             -----

                                                                 (DOLLARS IN THOUSANDS)
        Tangible......................          $18,315         11.04%         $2,488              1.5%
        Leverage......................           18,315         11.04           6,635              4.0
        Tier 1 risk-based.............           18,315         18.51           3,958              4.0
        Total risk-based..............           18,975         19.18           7,916              8.0

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

         Office of Thrift Supervision rules require a deduction from capital for institutions which have unacceptable levels of interest rate risk. The Office of Thrift Supervision calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the Office of Thrift Supervision. The amount of the interest rate risk component, if any, is deducted from an institution's total capital in order to determine if it meets its risk-based capital requirement. Federal savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are exempt from filing the interest rate risk schedule. However, the Office of Thrift Supervision may require any exempt institution to file such schedule on a quarterly basis and may be subject to an additional capital requirement based on its level of interest rate risk as compared to its peers.

         DIVIDEND AND OTHER CAPITAL DISTRIBUTION LIMITATIONS. The Office of Thrift Supervision imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including dividend payments.

         Office of Thrift Supervision regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it is in need of more than the normal supervision has the greatest amount of flexibility for determining dividends. Such institutions can, after prior notice but without the approval of the Office of Thrift Supervision, make capital distributions during a calendar year. These distributions can be equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its excess capital divided by its fully phased-in capital requirements at the beginning of the calendar year. At the institution's discretion, dividends can also be 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior regulatory notice. As of June 30, 2001, American Federal Savings Bank had this level of flexibility with respect to dividends.

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

         LIQUIDITY REQUIREMENTS. The bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision regulations. The OTS recently eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the bank engages.

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

         FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain noninterest bearing reserves at specified levels against their checking, NOW and Super NOW checking accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the Office of Thrift Supervision liquidity requirements.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

REGULATION OF EAGLE BANCORP

         GENERAL. Eagle Bancorp, as a federal stock corporation in a mutual holding company structure, is deemed a federal mutual holding company within the meaning of Section 10(o) of the Home Owners Loan act ("HOLA"). Eagle is registered and files reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Eagle and any nonsavings institution subsidiary of Eagle The Office of Thrift Supervision can restrict or prohibit activities that it determines to be a serious risk to us. This regulation is intended primarily for the protection of our depositors and not for the benefit of stockholders of Eagle.

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

         The revisions to the Internal Revenue Code in 1996 also provided that all thrift institutions must generally recapture any "applicable excess reserves" into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution's applicable excess reserves equals the excess of the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. These are known as pre-1988 reserves. American Federal Savings Bank will be required to recapture $175,000 of applicable excess reserve as of June 30, 2001.

         In addition, all thrift institutions must continue to keep track of their pre-1988 reserves because this amount remains subject to recapture in the future under the Internal Revenue Code. A thrift institution such as American Federal, would generally be required to recapture into its taxable income its pre-1988 reserves in the case of excess distributions, and redemptions of American Federal's stock and in the case of a reduction in American Federal's outstanding loans when comparing loans currently outstanding to loans outstanding at the end of the base year. For taxable years after 1995, American Federal Savings Bank will continue to account for its bad debts under the reserve method. The balance of American Federal's pre-1988 reserves equaled $915,000.

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


ITEM 2.  DESCRIPTION OF BUSINESS PROPERTIES.

         American Federal Savings Bank's executive office is located at 1400 Prospect Avenue in Helena, Montana. American Federal Savings Bank conducts its business through five offices, which are located in Helena, Bozeman, Butte, and Townsend, Montana. All of its offices are owned. Its principal banking office in Helena also serves as its executive headquarters and operations center. This office houses over 50% of American Federal Savings Bank's full-time employees. The following table sets forth the location of each of American Federal's offices, the year the office was opened, and the net book value including land, buildings, computer software and its related equipment and furniture. The square footage at each location is also shown.

                                                                Net Book Value
                                                                      At
                                                                   June 30,        Square
       Location                  Address            Opened           2001         Footage
       --------                  -------            ------           ----         -------
Helena Main              1400 Prospect Ave.          1997       $4,935,529         32,304
 Office                  Helena, MT  59601

Helena Downtown          28 Neill Ave.               1987         $363,711          1,391
 Satellite Branch        Helena, MT  59601

Butte Office             3401 Harrison Ave.          1979         $604,175          3,890
                         Butte, MT  59701

Bozeman Office           606 North Seventh           1980         $563,740          5,886
                         Bozeman, MT  59715

Townsend Office          416 Broadway                1979          $38,472          1,973
                         Townsend, MT  59644


         As of June 30, 2001, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $6.5 million.


ITEM 3.  LEGAL PROCEEDINGS.

         American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal. There were no lawsuits pending or known to be contemplated against American Federal Savings Bank at June 30, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2001.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock is traded on the OTC Bulletin Board under the symbol "EBMT." At the close of business on June 30, 2001, there were 1,203,572 shares of common stock outstanding, held by approximately 600 shareholders of record. Eagle Financial MHC, Eagle's mutual holding company, held 648,493 shares of the outstanding common stock.

         The high bid and asked prices noted below for the fourth quarter of fiscal 2000 and the four quarters of the current fiscal year were obtained from the OTC Bulletin Board. The quotations reflect interdealer prices without retail markup, markdown or commission, and may not represent actual transactions.

                                                                 HIGH BID         LOW BID
                                                                 --------         -------

         Fourth quarter 2000 (commencing April 4)...........      $10.38          $8.00
         First quarter 2001.................................      $12.00          $8.63
         Second quarter 2001................................      $11.00          $9.88
         Third quarter 2001.................................      $12.77         $10.75
         Fourth quarter 2001................................      $13.75         $10.30

         The closing price of the common stock on June 30, 2001, was $11.60. The company had paid four quarterly dividends during the year, all in the amount of $0.07 per share. Eagle Financial MHC waived receipt of its dividends during the year.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains certain "forward-looking statements." Eagle desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include Eagle's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. Eagle's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain. Factors which could affect actual results but are not limited to include (i) change in general market interest rates, (ii) general economic conditions, (iii) local economic conditions, (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle's loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) competition, and (x) demand for financial services in Eagle's markets. These factors should be considered in evaluating the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of their dates.

GENERAL

         Eagle Bancorp's subsidiary, American Federal Savings Bank, operates as a community savings bank. It raises money by offering FDIC-insured deposit products and lending this money, primarily for the purpose of home financing. As of June 30, 2001, 58.52% of its total loans were residential mortgage loans with fixed rates and 7.08% were residential mortgage loans with adjustable rates. Total first lien mortgage loans at June 30, 2001, were $87.01 million or 75.14% of the total loan portfolio. Other loan products include home equity loans, consumer and commercial loans. These loans totaled $28.78 million or 24.86% of the total loan portfolio.

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

         The following table presents the average balances of and the interest and dividends earned or paid on each major class of loans and investments and interest-bearing deposits and borrowings. Nonaccruing loans are included in balances for all periods. Average balances are daily average balances. The yields and costs include fees, which are considered adjustments to yields.

                                                                           FOR THE YEARS ENDED JUNE 30,
                                            ----------------------------------------------------------------------------------------
                                                                2001                                            2000
                                            ---------------------------------------------    ---------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
                                                               INTEREST                       AVERAGE        INTEREST
                                            AVERAGE DAILY        AND            YIELD/         DAILY            AND           YIELD/
                                               BALANCE         DIVIDENDS        RATE          BALANCE        DIVIDENDS        RATE
                                               -------         ---------        ----          -------        ---------        ----

Assets:
  Interest-earning assets:
    Federal Home Loan Bank Stock............     $1,428           $94           6.58%           $1,337             $92         6.88%
    Loans receivable, net...................    114,197         9,207           8.06           103,036           8,222         7.98
    Investment securities...................     28,367         1,751           6.17            30,014           1,824         6.08
     Interest-bearing deposits with banks...      2,206           117           5.30             1,159              62         5.35
                                               --------        ------           ----          --------          ------         ----
Total interest-earning assets...............    146,198        11,169           7.64           135,546          10,200         7.53
Noninterest-earning assets..................     13,824                                         14,968
                                               --------                                       --------
Total assets................................   $160,022                                       $150,514
                                               ========                                       ========

Liabilities and Equity:
   Interest-bearing liabilities:
    Deposit accounts:
       Money market.........................    $15,209          $602           3.96           $15,430            $587         3.80
       Passbooks                                 20,426           615           3.01            20,913             630         3.01
       Checking.............................     22,710           250           1.10            22,398             301         1.34
       Certificates of deposit .............     63,435         3,650           5.75            57,936           2,998         5.17
       Advances from Federal Home Loan
           Bank.............................     10,836           676           6.24            10,087             649         6.43
                                               --------        ------           ----          --------          ------         ----
Total interest-bearing liabilities..........    132,616         5,793           4.37           126,764           5,165         4.07
Other noninterest-bearing liabilities.......      2,175                                          5,946
Noninterest checking........................      5,948                                          2,435
                                               --------                                       --------
Total liabilities...........................    140,739                                        135,145
Total equity................................     19,283                                         15,369
                                               --------                                       --------

Total liabilities and equity................   $160,022                                       $150,514
                                               ========                                       ========
Net interest income/interest rate spread(1).                   $5,376           3.27%                           $5,035         3.46%
                                                               ======           =====                           ======         ====
Net interest margin(2)......................                                    3.68%                                          3.71%
                                                                                ====                                           ====

Total interest-earning assets to
interest-bearing liabilities................                                  110.24%                                        106.93%
                                                                              ======                                         ======

---------------------

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2) Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.

                          ---------------------------


RATE/VOLUME ANALYSIS

         The following table sets forth information regarding changes in interest income and interest expense for the periods indicated. For each category of our loans and investments and our interest-bearing deposits and borrowings, information is provided on changes attributable to change in volume (change in volume multiplied by the old rate). The table also provides information on change in rate (changes in rate multiplied by old volume). The combined effects of changes in rate and volume have been allocated proportionately to the change due to rate and the change due to volume.

                                                                    FOR THE YEAR ENDED JUNE 30,
                                        ------------------------------------------------------------------------------------
                                                                        INCREASE (DECREASE)
                                        ------------------------------------------------------------------------------------
                                                    2001 VS. 2000                              2000 VS. 1999
                                                        DUE TO                                    DUE TO
                                                        ------                                    ------
                                          VOLUME        RATE          NET          VOLUME          RATE           NET
                                          ------        ----          ---          ------          ----           ---
Interest earning assets:
  Loans receivable, net............           $902          $83         $985          $453          ($280)         $173
  Investment securities............           (100)          27          (73)          282             44           326
  Interest-bearing deposits with
     banks.........................             56           (1)          55          (346)            27          (319)
  Other earning assets.............              6           (4)           2             7             (9)           (2)
                                              ----         ----          ---           ---            ---          ----
Total interest earning assets......            864          105          969           396            218           178

Interest-bearing liabilities:
  Passbook, money market and
    checking accounts..............            (20)         (31)         (51)          114             58           172
  Certificates of deposit..........            299          353          652            55            (66)          (11)
  Borrowings.......................             47          (20)          27          (180)            (9)         (189)
                                              ----        -----          ---           ---            ---          ----
Total interest-bearing liabilities.            326          302          628           (11)           (17)          (28)
                                              ----        -----          ---           ---            ---          ----

Change in net interest income......           $538        ($197)        $341          $407          ($201)         $206
                                              ====        ======        ====          ====          ======         ====


                      -----------------------------------

INTEREST RATE RISK ANALYSIS

         INTEREST RATE RISK ANALYSIS. In addition to the asset/liability committee, the board of directors reviews our asset and liability policies. The board of directors reviews interest rate risk and interest rate trends quarterly, as well as liquidity and capital ratio requirements. Management administers the policies and determinations of the board of directors with respect to our asset and liability goals and strategies. Our asset and liability policy and strategies are expected to continue as described so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.


FINANCIAL CONDITION

         Total assets increased by $14.09 million, or 9.21%, to $167.12 million at June 30, 2001, from $153.03 million at June 30, 2000. Total liabilities increased by $12.72 million to $147.42 million at June 30, 2001, from $134.70 million at June 30, 2000. The growth reflects the success of the lending and deposit programs during the past year.

         The growth in assets was in three main areas. Loans receivable increased $7.53 million, or 7.01%, to $114.98 million at June 30, 2001, from $107.45 million at June 30, 2000. Growth in the loan portfolio, while strong, is lower than last year's growth due to the decline in interest rates, which accelerated refinancing activity. Management decided to sell a higher percentage of newly originated loans to avoid retaining low interest rate loans in the portfolio. Within the loan portfolio, the two categories with the largest dollar increase were home equity loans and consumer loans. Both categories increased approximately $2 million over the previous year's balance. Interest-bearing deposits with banks increased to $4.93 million at June 30, 2001, from zero at June 30, 2000. The increase was attributed to the increased sale of loans and higher refinance activity in mortgage loans. Investment securities available-for-sale ("AFS") increased $3.19 million to $21.60 million at June 30, 2001, from $18.41 million at June 30, 2000. Investment securities held-to-maturity ("HTM") declined to $6.57 million at June 30, 2001, from $9.92 million at June 30, 2000. The majority of new investment securities purchased are placed in the AFS portfolio. This combined with maturities and principal payments on securities contribute to the shift from the HTM portfolio to the AFS portfolio.

         The growth in liabilities was primarily attributable to the growth in deposits. Interest-bearing deposits increased to $127.56 million at June 30, 2001, from $118.78 million at June 30, 2000, an increase of $8.78 million, or 7.39%. This increase was the result of the promotion of "special rate" certificate of deposit offers early in the year and an increase in money market accounts in the fourth quarter. Certificates of deposit (CDs) increased $6.66 million, or 11.05%, to $66.94 million at June 30, 2001, from $60.28 million at June 30, 2000. Money market accounts increased $2.68 million to $17.40 million at June 30, 2001, from $14.72 million at June 30, 2000. Advances from the Federal Home Loan Bank grew to $11.44 million at year-end 2001 from $8.68 million at year-end 2000, an increase of $2.76 million. This increase was the result of two new Federal Home Loan Bank advances to the Bank during the first half of the year to improve its liquidity position.

         Total shareholders' equity was $19.70 million at June 30, 2001, an increase of $1.37 million. This increase was primarily attributable to the net income for the year and the increase in accumulated other comprehensive income that resulted from unrealized gains on securities available-for-sale.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING JUNE 30, 2001 AND 2000

         NET INCOME. Eagle's net income was $1.22 million and $1.06 million for the years ended June 30, 2001 and 2000 respectively. This increase of $162,000, or 15.28%, was primarily due to increases in net interest income (before provision for loan losses) of $341,000 and noninterest income of $243,000, partially offset by an increase in noninterest expense of $311,000. Basic earnings per share for the year ended June 30, 2001 (the Company's first full year of operation as a public company) were $1.04. Diluted earnings per share were $1.03.

         NET INTEREST INCOME. Net interest income (before provision for loan losses) increased to $5.38 million for the year ended June 30, 2001, from $5.04 million for the previous year. This increase of $341,000, or 6.77%, was the result of an increase in interest and dividend income of $969,000 offset by an increase in interest expense of $628,000.

         INTEREST AND DIVIDEND INCOME. Total interest and dividend income was $11.17 million for the year ended June 30, 2001, compared to $10.20 million for the year ended June 30, 2000, representing an increase of $969,000, or 9.50%. Interest and fees on loans increased to $9.21 million for 2001 from $8.22 million for 2000. This increase of $985,000, or 11.98%, was due primarily to an increase in the average balances of loans receivable for the year ended June 30, 2001. Average balances for loans receivable, net, for the year ended June 30, 2001, were $114.20 million, compared to $103.04 million for the previous year. This represents an increase of $11.16 million, or 10.83%. At year-end 2001, all loan categories except commercial loans had shown increases from the prior year-end. An increase in the average interest rate on loans receivable, to 8.06% in 2001 compared to 7.98% in 2000 added to the increased income. Interest and dividends on investment securities available-for-sale (AFS) increased to $1.21 million for the year ended June 30, 2001, from $1.05 million for year ended June 30, 2000, an increase of $156,000, or 14.86%. This increase was the result of increased balances in the AFS portfolio during the year. Interest earned from deposits at other banks increased to $117,000 for the year ended June 30, 2001, from $62,000 for the year ended June 30, 2000. Higher average balances in these accounts resulted from increased loan sale activity and greater loan refinancing. These increases were partially offset by a decrease in interest and dividends on investments held-to-maturity (HTM) of $229,000, from $771,000 in

2000 compared to $542,000 in 2001. Lower balances in the HTM category contributed to the decrease.

         INTEREST EXPENSE. Total interest expense increased to $5.79 million for the year ended June 30, 2001, from $5.16 million for the year ended June 30, 2000, an increase of $628,000, or 12.17%. Interest on deposits increased to $5.12 million for the year ended June 30, 2001, from $4.52 million for the year ended June 30, 2000. This increase of $600,000, or 13.27%, was the result of an increase on average rates paid and an increase in balances on deposit accounts. Time certificates of deposit (CDs) had the largest gain in balances during the year. Special certificate of deposit offerings during the first half of the year contributed to the increase. Average balances in certificate of deposit accounts increased to $63.44 million at June 30, 2001, from $57.94 million at June 30,2000. The average rate paid on certificate of deposit accounts also increased 58 basis points, from 5.17% in 2000 to 5.75% in 2001. As market interest rates have fallen since the beginning of calendar year 2001, the Company has been in a position to renew certificate of deposit accounts at lower rates, which will lower the average rate paid on the accounts in future quarters. An increase in the average balance of borrowings from the Federal Home Loan Bank resulted in an increase in interest paid on borrowings to $677,000 for the year ended June 30, 2001, from $649,000 for the year ended June 30, 2000.

         PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by American Federal Savings Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for the year ended June 30, 2001, compared to $15,000 for the same period ended June 30, 2000. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be stable. Total classified assets declined to $1.50 million at June 30, 2001, from $1.58 million at June 30, 2000. During the year, a transfer of $14,000 was made from the loan loss reserve to the real estate owned (REO) reserve. The transfer was made to write down the balances of the two foreclosed properties in Butte, Montana to their net realizable value. Both REO properties were sold during the current period with no additional loss incurred. The Bank currently has no foreclosed real estate.

         NONINTEREST INCOME. Total noninterest income increased to $1.64 million for the year ended June 30, 2001, from $1.40 million for the year ended June 30, 2000, an increase of $243,000 or 17.36%. This change was the result of an increase in net gains on sale of loans to $418,000 for the year ended June 30, 2001, from $275,000 for the year ended June 30, 2000, an increase of $143,000 or 52.00%. This increase was attributable to increased loan originations during the year ended June 30, 2001, and management's decision to sell newly originated mortgage loans with maturities of 15 years or more. Previously, 15-year mortgage loans had been kept in the portfolio. Loan originations increased significantly due to the decline in interest rates during the period, which in turn contributed to an increase in the amount of loans prepaid for refinancing purposes. Other increases during the period were other noninterest income of $46,000, net gain on sale of available-for-sale securities of $35,000, and demand deposit service charges of $26,000. Two securities were sold for small gains during the current year, compared to securities sold for losses of $30,000 in the previous year. Demand deposit service charges were higher as increased fees were in effect for the entire year, compared to seven months in the previous year. The increases in "other" noninterest income were the result of increases in gain on sale of REO, earnings on life insurance policies, and late charges. Mortgage loan servicing fees declined slightly from the previous year.

         NONINTEREST EXPENSE. Noninterest expense increased by $311,000 or 6.39% to $5.18 million for the year ended June 30, 2001, from $4.87 million for the year ended June 30, 2000. This increase was primarily due to an increase in salaries and employee benefits to $2.80 million for the year ended June 30, 2001, from $2.68 million for the year ended June 30, 2000, an increase of $124,000, or 4.63%. The increase in salaries and benefits was due to normal merit raises and additional staff. Increased mortgage loan origination activity allowed the capitalization of more origination costs, lowering salary expense. Other benefit increases made up the difference, with the largest single increase being health insurance. The new management retention stock plan also contributed to the increase. Legal and accounting fees increased by $66,000 to $160,000 in the year ended June 30, 2001, from $94,000 in the previous year. The increase was related to Eagle's increased costs for such services as a public company, and is expected to decline in the coming year. Other increases in noninterest expenses were amortization of mortgage servicing rights of $48,000, occupancy expense of $43,000, advertising costs of $35,000, and data processing expense of $31,000. The increase in amortization of mortgage servicing rights was attributable to the increased refinancing activity due to the decline in interest rates. As loans prepay at faster rates, servicing assets are written off at faster rates as well. Occupancy expense increased due to higher property taxes and repairs. Advertising campaigns for certificate of deposit specials and consumer loans also contributed to the increase. Data processing expense increased due to increased maintenance costs. These increases were partially offset by decreases of $25,000 in deposit insurance premiums and $15,000 in ATM processing expenses. The decrease in deposit insurance premiums was due to the FDIC lowering their assessment rate by 64%, while lower costs passed on by the Bank's ATM processor led to lower processing expense for ATMs and debit cards.

         INCOME TAX EXPENSE. Eagle's income tax expense was $625,000 for the year ended June 30, 2001, compared to $498,000 for the year ended June 30, 2000. The effective tax rate for the year ended June 30, 2001, was 33.85% as opposed to 32.00% for the year ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The company's subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS recently eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. The Bank's liquidity increased due to an increase in interest bearing deposits with banks for the year ended June 30, 2001.

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

         Net cash provided by the Company's operating activities, which is primarily comprised of cash transactions affecting net income was ($325,000) for the year ended June 30, 2001, and $1.59 million for the year ended June 30, 2000. The change was primarily a result of an increase in the amount of loans held for sale.

         Net cash used in the Company's investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $11.61 million for the year ended June 30, 2001, and $8.12 million for the year ended June 30, 2000. The increase in cash used was due to increases in loans receivable of $7.67 million and $4.93 million in interest bearing deposits. This was partially offset by proceeds from maturities and principal repayments of investment securities (net of purchases).

         Net cash provided by the Company's financing activities, which is primarily cash transactions from net increases in deposits and net Federal Home Loan Bank advances, totaled $11.88 million for the year ended June 30, 2001, and $3.27 million for the year ended June 30, 2000. This increase in cash provided was the result of a large increase in deposit accounts compared to the previous year, and an increase in FHLB advances.

         Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on our commitments to make loans and management's assessment of our ability to generate funds.

         At March 31, 2001 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, worsened slightly from the previous quarter. The market value of the Bank's capital position, however, was improved from the previous quarter. The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

         As of June 30, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2001, the Bank's tangible, core, and risk-based capital ratios amounted to 11.0%, 11.0%, and 19.2%, respectively, compared to regulatory requirements of 1.5%, 4.0%, and 8.0%, respectively.


IMPACT OF INFLATION AND CHANGING PRICES

         Our financial statements and the accompanying notes, which are found in
Item 7, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Interest rates have a greater impact on our performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" (SAB 102). SAB 102 expresses the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. SAB 102 does not change generally accepted accounting principles, but since it was issued in conjunction with the Federal Financial Institutions Examination Council ("FFIEC") "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions", implies that it will have an impact on supervisory procedures by the banking regulators. Management of the bank is closely monitoring the ongoing discussion of loan loss allowance methodology, and is currently reviewing the FFIEC Policy Statement.

         Also, in July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This statement is effective for all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets" which is effective for all fiscal years beginning after December 15, 2001. As such, management believes these pronouncements do not have an affect on the consolidated financial position and results of operations as of June 30, 2001, and for the year then ended. We are currently in the process of evaluating the impact of these pronouncements on subsequent reporting periods, as they would likely have a significant impact on any possible future acquisition activity.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Eagle Bancorp's audited financial statements, notes thereto, and auditor's reports are found immediately following Part III of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Eagle changed its independent auditors during the fiscal year ended June 30, 2000. The information required by Item 8 of this part is presented in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 18, 2001, which information is hereby incorporated by reference into this annual report.

                                    PART III


         The information required by Items 9, 10, 11 and 12 of this part is provided in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 18, 2001, and has been filed with the Securities and Exchange Commission and which is hereby incorporated by reference into this annual report.


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

         A.       (1)    The following documents are filed as part of this
report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp and subsidiary as of June 30, 2001, and June 30, 2000, and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity, and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor's reports.

                  (2)    Schedules omitted as they are not applicable.

         B.       Exhibits

             *    2.1      Amended and Restated Plan of Mutual Holding Company
                           Reorganization and Stock Issuance
             *    3.1      Charter of Eagle Bancorp
             *    3.2      Bylaws of Eagle Bancorp
             *    4        Form of Stock Certificate of Eagle Bancorp
             *    10.1     Employee Stock Ownership Plan and Trust
             *    10.2     Employment Contract of Larry A. Dreyer
             **   10.3     Stock Plan
                  11       Computation of per share earnings (incorporated by
                           reference to Note 3 to Notes To Consolidated
                           Statements of Financial Condition dated June 30,
                           2001)
                  16.1     Letter of Moss Adams LLP
                  16.2     Letter of Anderson ZurMuehlen & Co, P.C.
                  21.1     Subsidiaries of Registrant (incorporated by reference
                           to Part I, Subsidiary Activity)
                  23.1     Consent of Anderson ZurMuehlen & Co., P.C.
                  99       Consolidated Statements of Financial Condition

         C.       No reports on Form 8-K


             ------------------

             * Incorporated by reference to the identically number exhibit of the Registration Statement on Form SB-2
                  (File No. 333-93077) filed with the SEC on December 20, 1999.
             ** Incorporated by reference to the proxy statement for 2000 Annual Meeting filed with the SEC on September 19, 2000.

                               -------------------