Form 10QSB
period 2001-09-30
EAGLE BANCORP/MT
filed 2001-11-09
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

Common stock, par value $0.01 per share             1,203,572 shares outstanding
--------------------------------------------------------------------------------
                             As of October 31, 2001

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Statements of Financial Condition (As of
            September 30, 2001 (unaudited) and June 30, 2001) .........  1 and 2

            Consolidated Statements of Income (For the three months
            ended September 30, 2001 and 2000 (unaudited)) ............  3 and 4

            Consolidated Statements of Stockholders' Equity (For the
            three months ended September 30, 2001 (unaudited)) ........        5

            Consolidated Statements of Cash Flows (For the three
            months ended  September 30, 2001 and 2000 (unaudited)) ....  6 and 7

            Notes to Consolidated Financial Statements ................  8 to 12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................... 13 to 18


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

Signatures

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                  September 30, 2001  June 30, 2001
                                                  ------------------  -------------
                                                      (Unaudited)       (Audited)
ASSETS
  Cash and due from banks ........................   $  3,072,714     $  3,427,038
  Interest-bearing deposits with banks ...........      4,688,163        4,925,000
  Investment securities available for sale,
    at market value ..............................     23,518,358       21,603,520
  Investment securities held-to-maturity .........      6,068,018        6,570,794
  Federal Home Loan Bank stock, at cost ..........      1,513,500        1,487,300
  Mortgage loans held-for-sale ...................      4,663,042        3,033,244
  Loans receivable, net of deferred loan fees
    and allowance for loan losses ................    117,723,169      114,977,895
  Accrued interest and dividends receivable ......      1,024,632          941,117
  Mortgage servicing rights ......................      1,258,128        1,315,819
  Property and equipment, net ....................      6,399,567        6,505,627
  Cash surrender value of life insurance .........      2,166,380        2,140,524
  Real estate acquired in settlement of loans,
    net of allowance for losses ..................             --               --
  Other assets ...................................        289,865          195,034
                                                     ------------     ------------
      Total assets ...............................   $172,385,536     $167,122,912
                                                     ============     ============



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)


                                                  September 30, 2001  June 30, 2001
                                                  ------------------  -------------
                                                      (Unaudited)       (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts:
    Noninterest bearing ..........................   $  7,115,177     $  6,486,306
    Interest bearing .............................    131,156,322      127,564,024
  Advances from Federal Home Loan Bank ...........     11,418,889       11,443,889
  Accrued expenses and other liabilities .........      2,541,096        1,926,450
                                                     ------------     ------------
      Total liabilities ..........................    152,231,484      147,420,669
                                                     ------------     ------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding) ......
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572
    shares issued and 1,203,572 outstanding
    at Sept. 30, 2001) ...........................         12,236           12,236
  Additional paid-in capital .....................      3,853,445        3,845,908
  Unallocated common stock held by employee
    stock ownership plan ("ESOP") ................       (303,648)        (312,848)
  Treasury stock, at cost (20,000 shares) ........       (235,000)        (235,000)
  Retained earnings ..............................     16,511,967       16,220,812
  Accumulated other comprehensive loss ...........        315,052          171,135
                                                     ------------     ------------
      Total stockholders' equity .................     20,154,052       19,702,243
                                                     ------------     ------------
      Total liabilities and stockholders' equity .   $172,385,536     $167,122,912
                                                     ============     ============



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                         QUARTERLY STATEMENTS OF INCOME


                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
                                                              (unaudited)
Interest and dividend income:
  Interest and fees on loans .......................   $2,376,020    $2,253,185
  Interest on deposits with banks ..................       66,848         5,145
  Securites held to maturity .......................       90,831       162,123
  Securities available for sale ....................      303,136       287,239
  FHLB stock dividends .............................       28,147        22,760
                                                       ----------    ----------
      Total interest and dividend income ...........    2,864,982     2,730,452
                                                       ----------    ----------

Interest expense:
  Deposits .........................................    1,224,689     1,232,617
  FHLB advances ....................................      178,809       144,934
                                                       ----------    ----------
      Total interest expense .......................    1,403,498     1,377,551
                                                       ----------    ----------

  Net interest income ..............................    1,461,484     1,352,901
  Loan loss provision ..............................           --            --
                                                       ----------    ----------
      Net interest income after loan loss provision     1,461,484     1,352,901
                                                       ----------    ----------

Noninterest income:
  Net gain on sale of loans ........................      171,118        42,599
  Demand deposit service charges ...................      125,563       134,679
  Mortgage loan servicing fees .....................       15,332        72,594
  Other ............................................       92,209        93,431
                                                       ----------    ----------
      Total noninterest income .....................      404,222       343,303
                                                       ----------    ----------



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                         QUARTERLY STATEMENTS OF INCOME
                                   (Continued)


                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
                                                              (unaudited)
Noninterest expense:
  Salaries and employee benefits ...................   $  733,467    $  668,560
  Occupancy expenses ...............................      113,749       114,051
  Furniture and equipment depreciation .............       68,144        81,816
  In-house computer expense ........................       49,499        41,779
  Advertising expense ..............................       31,526        43,935
  Amortization of mortgage servicing fees ..........       68,709        31,007
  Federal insurance premiums .......................        6,126         7,072
  Postage ..........................................       29,753        21,667
  Legal,accounting, and examination fees ...........       22,992        47,688
  Consulting fees ..................................        7,356         9,447
  ATM processing ...................................       10,561        14,296
  Other ............................................      181,920       167,055
                                                       ----------    ----------
      Total noninterest expense ....................    1,323,802     1,248,373
                                                       ----------    ----------

Income before provision for income taxes ...........      541,904       447,831

Provision for income taxes .........................      195,242       144,280
                                                       ----------    ----------

Net income .........................................   $  346,662    $  303,551
                                                       ==========    ==========

Basic earnings per share ...........................   $     0.30    $     0.26
                                                       ==========    ==========

Diluted earnings per share .........................   $     0.29    $     0.26
                                                       ==========    ==========

Weighted average shares outstanding (basic) ........    1,164,857     1,180,258
                                                       ==========    ==========

Weighted average shares outstanding (diluted) ......    1,184,857     1,180,258
                                                       ==========    ==========



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                           ACCUMULATED
                                                            ADDITIONAL UNALLOCATED                            OTHER
                                          PREFERRED  COMMON   PAID-IN      ESOP     TREASURY    RETAINED  COMPREHENSIVE
                                            STOCK    STOCK    CAPITAL     SHARES      STOCK     EARNINGS      INCOME       TOTAL
                                          --------- ------- ---------- ----------- ---------- ----------- ------------- -----------
Balance, June 30, 2001 ..................  $    --  $12,236 $3,845,908  $(312,848) $(235,000) $16,220,812   $ 171,135   $19,702,243

  Net income ............................       --       --         --         --         --      346,662          --       346,662
  Other comprehensive income ............       --       --         --         --         --           --     143,917       143,917
                                                                                                                        -----------
      Total comprehensive income ........       --       --         --         --         --           --          --       490,579

  Dividends paid ($.10 per share) .......       --       --         --         --         --      (55,507)         --       (55,507)

  ESOP shares allocated or committed
    to be released for allocation
    (1,150 shares) ......................       --       --      7,537      9,200         --           --          --        16,737
                                           -------  ------- ----------  ---------  ---------  -----------   ---------   -----------
Balance, September 30, 2001 .............  $    --  $12,236 $3,853,445  $(303,648) $(235,000) $16,511,967   $ 315,052   $20,154,052
                                           =======  ======= ==========  =========  =========  ===========   =========   ===========



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                    2001           2000
                                                                -----------    -----------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................  $   346,662    $   303,551
  Adjustments to reconcile net income to
    net cash from operating activities
      Provision for loan losses ..............................           --             --
      Provision for mortgage servicing rights valuation losses       58,433             --
      Depreciation ...........................................      132,172        139,400
      Deferred Loan Fees .....................................           --         20,328
      Amortization of capitalized mortgage servicing rights ..       66,044         31,007
      Gain on sale of loans ..................................     (171,118)       (42,599)
      FHLB dividends reinvested ..............................      (26,200)       (22,700)
      Increase in cash surrender value of life insurance .....      (25,856)       (23,924)
  Change in assets and liabilities:
    (Increase) decrease in assets:
      Accrued interest and dividends receivable ..............      (83,515)      (111,059)
      Loans held-for-sale ....................................   (1,430,918)    (1,140,308)
      Other assets ...........................................      (94,831)       (17,322)
  Increase (decrease) in liabilities:
    Accrued expenses and other liabilities ...................      589,954        129,870
    Deferred compensation payable ............................        6,242          6,340
    Deferred income taxes payable ............................      (54,735)       147,231
                                                                -----------    -----------
          Net cash used in operating activities ..............     (687,666)      (580,185)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity ...................           --       (326,150)
    Investment securities available-for-sale .................   (3,882,047)            --
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity ...................      500,112        492,334
    Investment securities available-for-sale .................    2,160,335        311,227
  Increase in interest bearing deposits held at banks ........      236,837             --
  Net (increase) decrease in loan receivable, excludes
    transfers to real estate acquired in settlement of loans .   (2,812,060)    (4,349,163)
  Proceeds from the sale of real estate acquired in the
    settlement of loans ......................................           --             --
  Purchase of property and equipment .........................      (10,496)       (21,069)
                                                                -----------    -----------
          Net cash used in investing activities ..............   (3,807,319)    (3,892,821)
                                                                -----------    -----------



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)


                                                                    Three Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                    2001           2000
                                                                -----------    -----------
                                                                        (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts ..............  $ 4,221,168    $   567,054
  Net increase in advances to borrowers for
    taxes and insurance ......................................           --        274,160
  Net increase (decrease) in FHLB advances ...................           --      3,083,333
  Payment on FHLB advances ...................................      (25,000)            --
  Purchase of Treasury Stock .................................           --             --
  Dividends paid .............................................      (55,507)       (40,256)
                                                                -----------    -----------
          Net cash provided by financing activities ..........    4,140,661      3,884,291
                                                                -----------    -----------

Net decrease in cash .........................................     (354,324)      (588,715)

CASH AND CASH EQUIVALENTS, beginning of period ...............    3,427,038      3,477,650
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, end of period .....................  $ 3,072,714    $ 2,888,935
                                                                ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest ...................  $ 1,348,980    $ 1,339,866
                                                                ===========    ===========
  Cash paid during the period for income taxes ...............  $    76,088    $        --
                                                                ===========    ===========

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities
  available-for-sale .........................................  $  (206,079)   $   109,773
                                                                ===========    ===========
Mortgage servicing rights capitalized ........................  $    66,786    $     6,317
                                                                ===========    ===========



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH
              PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2001.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2.  INVESTMENT SECURITIES
------------------------------

Investment securities are summarized as follows:

                                           September 30, 2001                          June 30, 2001
                                 --------------------------------------   --------------------------------------
                                                  GROSS                                    GROSS
                                  AMORTIZED    UNREALIZED       FAIR       AMORTIZED    UNREALIZED       FAIR
                                     COST       (LOSSES)       VALUE          COST       (LOSSES)       VALUE
                                 -----------   ----------   -----------   -----------   ----------   -----------
Available-for-sale:
  U.S. government and agency
    obligations ..............   $ 3,505,375   $  54,915    $ 3,560,290   $ 4,566,644   $  42,694    $ 4,609,338
  Municipal obligations ......     4,303,022      (7,900)     4,295,122     4,303,574     (58,672)     4,244,902
  Corporate obligations ......     8,169,923     299,926      8,469,849     7,114,917     190,667      7,305,584
  Mortgage-backed securities .     5,622,502      81,705      5,704,207     4,029,519      73,726      4,103,245
  Collateralized mortgage
    obligations ..............     1,113,178      17,212      1,130,390     1,190,586      (4,304)     1,186,282
  Corporate preferred stock ..       350,000       8,500        358,500       150,000       4,169        154,169
                                 -----------   ---------    -----------   -----------   ---------    -----------
      Total ..................   $23,064,000   $ 454,358    $23,518,358   $21,355,240   $ 248,280    $21,603,520
                                 ===========   =========    ===========   ===========   =========    ===========

Held-to-maturity:
  U.S. government and agency
    obligations ..............   $ 1,396,881   $  17,643    $ 1,414,524   $ 1,395,905   $  19,267    $ 1,415,172
  Municipal obligations ......     1,078,066      26,927      1,104,993     1,078,681      13,070      1,091,751
  Mortgage-backed securities .     3,593,071     102,175      3,695,246     4,096,208      54,241      4,150,449
                                 -----------   ---------    -----------   -----------   ---------    -----------
      Total ..................   $ 6,068,018   $ 146,745    $ 6,214,763   $ 6,570,794   $  86,578    $ 6,657,372
                                 ===========   =========    ===========   ===========   =========    ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3.  LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:

                                                  September 30,      June 30,
                                                       2001            2001
                                                  -------------    ------------
     First mortgage loans:
       Residential mortgage (1-4 family) .....    $ 76,722,679     $ 75,961,742
       Commercial real estate ................      10,495,848        9,062,769
       Real estate construction ..............       1,605,512        1,981,968

     Other loans:
       Home equity ...........................      15,780,861       15,698,367
       Consumer ..............................      11,251,030       10,362,135
       Commercial ............................       2,677,024        2,720,740
                                                  ------------     ------------
         Total ...............................     118,532,954      115,787,721

     Less:
       Allowance for loan losses .............        (684,583)        (688,282)
       Deferred loan fees ....................        (125,202)        (121,544)
                                                  ------------     ------------
         Total ...............................    $117,723,169     $114,977,895
                                                  ============     ============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $442,000 and $407,000 at September 30, 2001 and June 30, 2001, respectively. Classified assets, including real estate owned, totaled $1.33 million and $1.50 million at September 30, 2001 and June 30, 2001, respectively.

The following is a summary of changes in the allowance for loan losses:

                                                3 Months Ended   12 Months Ended
                                                 September 30,       June 30,
                                                      2001             2001
                                                --------------   ---------------
     Balance, beginning of period ............     $688,282         $712,165
       Reclassification to REO reserve .......           --          (13,725)
       Provision charged to operations .......           --               --
       Charge-offs ...........................       (3,699)         (29,037)
       Recoveries ............................           --           18,879
                                                   --------         --------
         Balance, end of period ..............     $684,583         $688,282
                                                   ========         ========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4.  MORTGAGE SERVICING RIGHTS
----------------------------------

The Bank allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained from an independent third party. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. If the carrying value of the mortgage servicing rights exceeds the estimated fair market value, a valuation allowance is established for any decline, which is viewed to be temporary. Charges to the valuation allowance are charged against or credited to mortgage servicing income. An independent valuation of the mortgage servicing rights at September 30, 2001 showed a temporary decline in the fair value, resulting in a provision of $58,433. There was no valuation allowance at June 30, 2001. The following schedules show the activity in the mortgage servicing rights and the valuation allowance.

                                                  Three Months     Twelve Months
                                                     Ended             Ended
                                                  September 30,       June 30,
                                                      2001              2001
                                                  -------------    -------------
     Mortgage Servicing Rights
       Beginning balance .......................   $1,315,819       $1,338,271
       Servicing rights capitalized ............       66,786          150,029
       Servicing rights amortized ..............      (66,044)        (172,481)
                                                   ----------       ----------
         Ending balance ........................    1,316,561        1,315,819
                                                   ----------       ----------

     Valuation Allowance
       Beginning balance .......................           --               --
       Provision ...............................       58,433               --
       Adjustments .............................           --               --
                                                   ----------       ----------
         Ending balance ........................       58,433               --
                                                   ----------       ----------

     Net Mortgage Servicing Rights .............   $1,258,128       $1,315,819
                                                   ==========       ==========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 5.  DEPOSITS
-----------------

Deposits are summarized as follows:

                                                  September 30,      June 30,
                                                       2001            2001
                                                  -------------    ------------
     Noninterest checking ....................    $  7,115,177     $  6,486,306
     Interest-bearing checking ...............      22,912,956       22,535,586
     Passbook ................................      20,670,553       20,688,121
     Money market ............................      20,950,268       17,399,325
     Time certificates of deposit ............      66,622,545       66,940,992
                                                  ------------     ------------
         Total ...............................    $138,271,499     $134,050,330
                                                  ============     ============


NOTE 6.  EARNINGS PER SHARE
---------------------------

Earnings per share for the three months ended September 30, 2001 are calculated using 1,164,857 weighted average shares outstanding. Diluted earnings per share is computed by adjusting the number of shares outstanding by the shares purchased to fund the Company's restricted stock plan, for which stock was awarded in January 2001, as determined by the treasury stock method. The weighted average shares outstanding for the diluted earning per share calculations are 1,184,857 for the three months ended September 30, 2001. Earnings per share for the three months ended September 30, 2000 were calculated using 1,180,258 weighted average shares outstanding.


NOTE 7.  DIVIDENDS AND STOCK REPURCHASE PROGRAM
-----------------------------------------------

Eagle paid a dividend of $0.10 per share on August 24, 2001. A dividend of $0.10 per share was declared on October 18, 2001, payable November 16, 2001 to stockholders of record on November 2, 2001. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

A stock repurchase program was announced on December 21, 2000, covering 4% of the Company's outstanding common stock. Through October 18, 2001, 20,000 shares had been repurchased. At the annual meeting held October 19, 2000, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants of up to 80,511 and 23,003, respectively. The repurchase plan announced in December is intended to meet the needs of the restricted stock plan.

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


Financial Condition

Comparisons of quarterly results in this section are between the three months ended September 30, 2001 and June 30, 2001.

Total assets increased by $5.27 million, or 3.15%, to $172.39 million at September 30, 2001, from $167.12 million at June 30, 2001. Total liabilities increased by $4.81 million to $152.23 million at September 30, 2001, from $147.42 million at June 30, 2001. Total equity increased $450,000 to $20.15 million at September 30, 2001 from $19.70 million at June 30, 2001.

Growth in the loan portfolio of $2.74 million accounted for the majority of the growth in total assets. The loan categories with the largest increase were commercial real estate loans, which increased $1.44 million and consumer loans, which increased $890,000. These represented increases over the balances at June 30, 2001 of 15.89% and 8.59%, respectively. Total loan originations were $28.33 million for the three months ended September 30, 2001, with single family mortgages accounting for $19.93 million of the total. Consumer loan and home equity loan originations totaled $2.67 million and $2.15 million, respectively, for the same period. Loans held for sale increased from $3.03 million at June 30, 2001 to $4.66 million at September 30, 2001.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition (continued)

Growth in deposits funded asset growth. Deposits have grown $4.22 million, or 3.15%, to $138.27 million at September 30, 2001 from $134.05 million at June 30, 2001. Growth in money market accounts contributed to the increase in deposits.
Other liabilities increased to $2.54 million at September 30, 2001 from $1.93 million at June 30, 2001, primarily due to increases in the balances of deferred income taxes and escrow balances for borrowers' tax and insurance payments.

The growth in total stockholders' equity was the result of earnings for the three months of $347,000 and an increase in the unrealized gain on securities available for sale of $144,000. This was partially offset by the payment of a $0.10 per share regular cash dividend.


Results of Operations for the Three Months Ending September 30, 2001 and 2000

Net Income

Eagle's net income was $347,000 and $304,000 for the three months ended September 30, 2001, and 2000, respectively. The increase of $43,000, or 14.14%, was primarily due to increases in net interest income of $109,000 and noninterest income of $61,000, partially offset by an increase in noninterest expense of $75,000. Basic earnings per share were $0.30 for the current period, compared to $0.26 for the previous year's period.

Net Interest Income

Net interest income increased to $1.46 million for the quarter ended September 30, 2001 from $1.35 million for the quarter ended September 30, 2000. This increase of $109,000 was the result of an increase in interest and dividend income of $135,000, partially offset by an increase in interest expense of $26,000.

Interest and Dividend Income

Total interest and dividend income was $2.86 million for the quarter ended September 30, 2001, compared to $2.73 million for the quarter ended September 30, 2000, representing an increase of $135,000, or 4.95%. Interest and fees on loans increased to $2.38 million for the three months ended September 30, 2001 from $2.25 million for the same period ended September 30, 2000. This increase of $130,000, or 5.78%, was due primarily to an increase in the average balances of loans receivable for the quarter ended September 30, 2001. Average balances for loans receivable, net, for the quarter ended September 30, 2001 were $119.94 million, compared to $110.79 million for the previous year. This represents an increase of $9.15 million, or 8.26%. All loan categories except real estate construction and commercial loans have shown increases from the previous year. The average interest rate earned on loans receivable decreased by 21 basis points, from 8.13% at September 30, 2000 to 7.92% at September 30, 2001.
Interest and dividends on investment securities available-for-sale (AFS) increased from $287,000 for the

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ending September 30, 2001 and 2000 (continued)

Interest and Dividend Income (continued)

quarter ended September 30, 2000 to $303,000 for the current quarter, while interest on securities held to maturity (HTM) decreased from $162,000 to $91,000. Interest earned from deposits held at other banks increased from $5,000 for the quarter ended September 30, 2000 to $67,000 for the quarter ended September 30, 2001.

Interest Expense

Total interest expense increased to $1.40 million for the quarter ended September 30, 2001, from $1.37 million for the quarter ended September 30, 2000, an increase of $26,000,or 1.90%, due to an increase in interest paid on FHLB advances. Interest on deposits decreased to $1.22 million for the quarter ended September 30, 2001, from $1.23 million for the quarter ended September 30, 2000. This decrease of $8,000, or 0.65%, was the result of a decrease in average rates paid on deposit accounts, even though balances increased significantly. All deposit accounts showed decreases in average rates paid and also had increases in average balances in the current quarter compared to last year's quarter. Certificates of deposit and money market accounts saw the largest increases in balances. The average rate paid on liabilities decreased 33 basis points from the quarter ended September 30, 2000 to the quarter ended September 30, 2001. Interest paid on borrowings increased from $145,000 for the quarter ended September 30, 2000 to $179,000 for the quarter ended September 30, 2001. The increase in borrowing costs was due to an increase in the average balance of Federal Home Loan Bank advances. The cost of deposits is expected to continue to decline in the coming quarter, as certificate of deposit accounts opened in previous quarters are renewed at lower rates.

Provision for Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended September 30, 2001 or the quarter ended September 30, 2000. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets declined from $1.50 million at June 30, 2001 to $1.33 million at September 30, 2001. The Bank currently has no foreclosed real estate.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ending September 30, 2001 and 2000 (continued)

Noninterest Income

Total noninterest income increased to $404,000 for the quarter ended September 30, 2001, from $343,000 for the quarter ended September 30, 2000, an increase of $61,000 or 17.78%. This was the result of an increase in net gain on sale of loans of $128,000. Increased loan originations compared to a year ago contributed to the increase in income from sale of loans. Mortgage loan servicing fees declined to $15,000 for the current quarter from $73,000 for the previous year's quarter. An independent valuation of the Bank's mortgage servicing portfolio indicated a temporary decline in the value of the servicing rights in the amount of $58,000. A provision was made to a valuation allowance in that amount. Changes to the valuation allowance for mortgage servicing rights are charged against mortgage loan servicing fees. The other categories of noninterest income registered small decreases.

Noninterest Expense

Noninterest expense increased by $75,000 or 6.00% to $1.32 million for the quarter ended September 30, 2001, from $1.25 million for the quarter ended September 30, 2000. This increase was primarily due to an increase in salaries and benefits of $65,000 and in amortization of mortgage servicing fees of $38,000. The increase in salaries was due to merit raises and expenses related to the stock benefit plan, while the increase in amortization of mortgage servicing fees was related to increased prepayment activity on mortgage loans. Legal and accounting fees decreased $25,000 due to lower costs for annual report preparation. Furniture and equipment depreciation expense decreased $14,000 due to computer equipment and ATMs becoming fully depreciated during the current quarter.

Income Tax Expense

Eagle's income tax expense was $195,000 for the quarter ended September 30, 2001, compared to $144,000 for the quarter ended September 30, 2000. The effective tax rate for the quarter ended September 30, 2001 was 36.03% and was 32.22% for the quarter ended September 30, 2000. The effective tax rate is higher in the current quarter due to taxes paid for the previous fiscal year ended June 30, 2001. Management expects Eagle's effective tax rate to be approximately 35%.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity, Interest Rate Sensitivity and Capital Resources

The Company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS recently eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's liquidity increased to $21.96 million due to an increase in deposit balances of $4.22 million for the three months ended September 30, 2001. Liquidity was $19.24 million at June 30, 2001.

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

At June 30, 2001 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, worsened slightly from the previous quarter. The Bank's capital ratio as measured by the OTS increased during the same period, offsetting increased interest rate risk. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of September 30, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2001, the Bank's tangible, core, and risk-based capital ratios amounted to 10.88%, 10.88%, and 18.65%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity, Interest Rate Sensitivity and Capital Resources (continued)

                                                       September 30, 2001
                                                      -------------------
                                                                   % of
                                                       Amount     Assets
                                                      -------     ------
     Tangible capital:
       Capital level ..............................   $18,599     10.88%
       Requirement ................................     2,564      1.50
                                                      -------     -----
       Excess .....................................    16,035      9.38%
                                                      =======     =====
     Core capital:
       Capital level ..............................   $18,599     10.88%
       Requirement ................................     5,127      3.00
                                                      -------     -----
       Excess .....................................   $13,472      7.88%
                                                      =======     =====
     Risk-based capital:
       Capital level ..............................   $19,253     18.65%
       Requirement ................................     8,260      8.00
                                                      -------     -----
       Excess .....................................   $10,993     10.65%
                                                      =======     =====

Impact of Inflation and Changing Prices

Our financial statements and the accompanying notes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Interest rates have a greater impact on our performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         The proxy statement for the Annual Meeting of Stockholders was mailed on September 17, 2001. The following matters were voted on at the meeting held on October 18, 2001:

         1.  Election of directors for three-year terms expiring in 2004:

                                                      For:         Abstain:
                                                    ---------      --------
                  Robert L. Pennington              1,119,392       1,575
                  Don O. Campbell                   1,118,392       2,575
                  Charles G. Jacoby                 1,119,367       1,600

         2. Ratification of appointment of Anderson ZurMuehlen & Co., P.C. as auditors for the fiscal year ended June 30, 2002:

                                             For:         Against:      Abstain:
                                           ---------      --------      --------
                                           1,116,322        250          4,395


Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K
         None


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EAGLE BANCORP

     Date:  November 9, 2001            By: /s/ Larry A. Dreyer
                                            -----------------------
                                            Larry A. Dreyer
                                            President/CEO


     Date:  November 9, 2001            By: /s/ Peter J. Johnson
                                            -----------------------
                                            Peter J. Johnson
                                            Sr. VP/Treasurer