Form 10QSB
period 2001-12-31
EAGLE BANCORP/MT
filed 2002-02-13
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

Common stock, par value $0.01 per share             1,208,172 shares outstanding
--------------------------------------------------------------------------------
                             As of February 13, 2002

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Statements of Financial Condition (As of
            December 31, 2001 (unaudited) and June 30, 2001) ..........  1 and 2

            Consolidated Statements of Income (For the three and six
            months ended December 31, 2001 and 2000 (unaudited)) ......  3 and 4

            Consolidated Statements of Stockholders' Equity (For the
            six months ended December 31, 2001 (unaudited)) ...........        5

            Consolidated Statements of Cash Flows (For the six
            months ended December 31, 2001 and 2000 (unaudited)) ......  6 and 7

            Notes to Consolidated Financial Statements ................  8 to 12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................... 13 to 20


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ...........................................       21
Item 2.   Changes in Securities .......................................       21
Item 3.   Defaults Upon Senior Securities .............................       21
Item 4.   Submission of Matters to a Vote of Security-Holders .........       21
Item 5.   Other Information ...........................................       21
Item 6.   Exhibits and Reports on Form 8-K ............................ 21 to 22

Signatures

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   December 31, 2001  June 30, 2001
                                                   -----------------  -------------
                                                      (Unaudited)       (Audited)
ASSETS
  Cash and due from banks ........................   $  3,669,894     $  3,427,038
  Interest-bearing deposits with banks ...........      6,773,443        4,925,000
  Investment securities available for sale,
    at market value ..............................     30,701,134       21,603,520
  Investment securities held-to-maturity,
    at amortized cost ............................      5,015,869        6,570,794
  Federal Home Loan Bank stock, at cost ..........      1,540,200        1,487,300
  Mortgage loans held-for-sale ...................      4,875,426        3,033,244
  Loans receivable, net of deferred loan fees
    and allowance for loan losses ................    113,108,460      114,977,895
  Accrued interest and dividends receivable ......        898,371          941,117
  Mortgage servicing rights, net .................      1,382,690        1,315,819
  Property and equipment, net ....................      6,351,030        6,505,627
  Cash surrender value of life insurance .........      2,192,330        2,140,524
  Real estate acquired in settlement of loans,
    net of allowance for losses ..................             --               --
  Other assets ...................................        179,797          195,034
                                                     ------------     ------------
      Total assets ...............................   $176,688,644     $167,122,912
                                                     ============     ============



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)


                                                   December 31, 2001  June 30, 2001
                                                   -----------------  -------------
                                                      (Unaudited)       (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts:
    Noninterest bearing ..........................   $  7,158,245     $  6,486,306
    Interest bearing .............................    137,612,918      127,564,024
  Advances from Federal Home Loan Bank ...........      9,393,889       11,443,889
  Accrued expenses and other liabilities .........      1,970,483        1,926,450
                                                     ------------     ------------
      Total liabilities ..........................    156,135,535      147,420,669
                                                     ------------     ------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding) ......
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572
    shares issued and 1,203,572 outstanding
    at December 31, 2001 and June 30, 2001) ......         12,236           12,236
  Additional paid-in capital .....................      3,862,480        3,845,908
  Unallocated common stock held by employee
    stock ownership plan ("ESOP") ................       (294,448)        (312,848)
  Treasury stock, at cost (20,000 shares) ........       (235,000)        (235,000)
  Retained earnings ..............................     17,018,150       16,220,812
  Accumulated other comprehensive income .........        189,691          171,135
                                                     ------------     ------------
      Total stockholders' equity .................     20,553,109       19,702,243
                                                     ------------     ------------
      Total liabilities and stockholders' equity .   $176,688,644     $167,122,912
                                                     ============     ============



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME


                                       Three Months Ended            Six Months Ended
                                            December 31,               December 31,
                                     ------------------------   -------------------------
                                        2001          2000          2001         2000
                                        ----          ----          ----         ----
Interest and dividend income:
  Interest and fees on loans ....    $2,364,788   $ 2,301,293    $4,740,808   $ 4,554,478
  Interest on deposits with banks        43,974        22,454       110,822        27,599
  FHLB stock dividends ..........        24,799        23,131        52,946        45,891
  Securities available for sale .       346,750       285,677       649,886       572,916
  Securities held to maturity ...        79,430       144,921       170,261       307,044
                                    -----------   -----------   -----------   -----------
      Total interest and dividend
       income ...................     2,859,741     2,777,476     5,724,723     5,507,928
                                    -----------   -----------   -----------   -----------

Interest expense:
  Deposits ......................     1,150,361     1,300,006     2,375,050     2,532,623
  FHLB advances .................       175,281       166,431       354,090       311,365
                                    -----------   -----------   -----------   -----------
      Total interest expense ....     1,325,642     1,466,437     2,729,140     2,843,988
                                    -----------   -----------   -----------   -----------

  Net interest income ...........     1,534,099     1,311,039     2,995,583     2,663,940
  Loan loss provision ...........            --            --            --        15,000
                                    -----------   -----------   -----------   -----------
      Net interest income after
       loan loss provision ......     1,534,099     1,311,039     2,995,583     2,663,940
                                    -----------   -----------   -----------   -----------

Noninterest income:
  Net gain on sale of loans .....       401,039        88,679       572,157       131,278
  Demand deposit service charges        128,240       139,150       253,803       273,829
  Mortgage loan servicing fees ..        78,831        72,767        94,163       145,361
  Net gain on sale of available
   for sale securities ..........         1,976            --         1,976            --
  Other .........................        94,269       100,782       186,478       194,213
                                    -----------   -----------   -----------   -----------
      Total noninterest income ..       704,355       401,378     1,108,577       744,681
                                    -----------   -----------   -----------   -----------



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                               Three Months Ended         Six Months Ended
                                                   December 31,             December 31,
                                             -----------------------    ---------------------
                                                2001          2000        2001         2000
                                                ----          ----        ----         ----
Noninterest expense:
  Salaries and employee benefits ........   $  698,787   $  693,695   $1,432,254   $1,362,255
  Occupancy expenses ....................      121,788      127,654      235,537      241,705
  Furniture and equipment depreciation ..       71,226       83,430      139,370      165,246
  In-house computer expense .............       48,879       45,558       98,378       88,909
  Advertising expense ...................       26,389       43,660       57,915       87,595
  Amortization of mortgage servicing fees      105,083       25,095      173,792       56,102
  Federal insurance premiums ............        6,088        5,322       12,214       12,394
  Postage ...............................       22,019       25,529       51,772       47,196
  Legal, accounting, and examination fees       49,177       51,228       72,169       98,916
  Consulting fees .......................        5,880        8,601       13,236       16,476
  ATM processing ........................       12,736       16,222       23,297       30,518
  Other .................................      202,846      190,760      384,766      357,815
                                            ----------   ----------   ----------   ----------
      Total noninterest expense .........    1,370,898    1,316,754    2,694,700    2,565,127
                                            ----------   ----------   ----------   ----------

Income before provision for income taxes       867,556      395,663    1,409,460      843,494
                                            ----------   ----------   ----------   ----------
Provision for income taxes ..............      305,865      124,084      501,107      268,364
                                            ----------   ----------   ----------   ----------
Net income ..............................   $  561,691   $  271,579   $  908,353   $  575,130
                                            ==========   ==========   ==========   ==========
Basic Earnings per share ................   $     0.48   $     0.23   $     0.78   $     0.49
                                            ==========   ==========   ==========   ==========
Diluted Earnings per share ..............   $     0.47         n.a.   $     0.77         n.a.
                                            ==========   ==========   ==========   ==========
Weighted average shares outstanding
  (basic eps) ...........................    1,166,010    1,181,412    1,165,434    1,180,835
                                            ==========   ==========   ==========   ==========
Weighted average shares outstanding
  (diluted eps) .........................    1,186,010         n.a.    1,185,434         n.a.
                                            ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                           ACCUMULATED
                                                            ADDITIONAL UNALLOCATED                            OTHER
                                          PREFERRED  COMMON   PAID-IN      ESOP     TREASURY    RETAINED  COMPREHENSIVE
                                            STOCK    STOCK    CAPITAL     SHARES      STOCK     EARNINGS      INCOME       TOTAL
                                          --------- ------- ---------- ----------- ---------- ----------- ------------- -----------
Balance, June 30, 2001 ..................  $    --  $12,236 $3,845,908  $(312,848) $(235,000) $16,220,812   $ 171,135   $19,702,243

  Net income ............................       --       --         --         --         --      908,353          --       908,353
  Other comprehensive income ............       --       --         --         --         --           --      18,556        18,556
                                                                                                                        -----------
      Total comprehensive income ........       --       --         --         --         --           --          --       926,909

  Dividends paid ($.20 per share) .......       --       --         --         --         --     (111,015)         --      (111,015)

  ESOP shares allocated or committed
    to be released for allocation
    (2,300 shares) ......................       --       --     16,572     18,400         --           --          --        34,972
                                           -------  ------- ----------  ---------  ---------  -----------   ---------   -----------
Balance, December 31, 2001 ..............  $    --  $12,236 $3,862,480  $(294,448) $(235,000) $17,018,150   $ 189,691   $20,553,109
                                           =======  ======= ==========  =========  =========  ===========   =========   ===========



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                             December 31,
                                                     ---------------------------
                                                        2001             2000
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................   $   908,353    $   575,130
  Adjustments to reconcile net income to
    net cash from operating activities:
      Provision for loan losses ..................            --             --
      Provision for mortgage servicing rights
       valuation losses ..........................        58,433             --
      Depreciation ...............................       236,267        284,208
      Deferred loan fees .........................            --         (5,958)
      Net amortization of marketable securities
       premium and discounts .....................        45,916             --
      Amortization of capitalized mortgage
       servicing rights ..........................       171,126         56,101
      Gain on sale of loans ......................      (572,157)      (131,278)
      Gain on sale of real estate owned ..........            --         (8,951)
      Net realized (gain) loss on sale of
       available-for-sale securities .............        (1,976)            --
      FHLB & other Dividends reinvested ..........       (72,290)       (45,800)
      Increase in cash surrender value
       of life insurance .........................       (51,806)       (47,987)
      Gain on sale of property & equipment .......          (950)            --
  Change in assets and liabilities:
    (Increase) decrease in assets:
      Accrued interest and dividends receivable ..        42,746        (81,905)
      Loans held-for-sale ........................    (1,269,859)       414,204
      Other assets ...............................        15,238           (827)
  Increase (decrease) in liabilities:
    Accrued expenses and other liabilities .......       133,707        (56,576)
    Deferred compensation payable ................        12,044         12,231
    Deferred income taxes payable ................       (78,339)       114,894
                                                     -----------    -----------
      Net cash provided by (used in) operating
        activities ...............................      (423,547)     1,077,486
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity .......      (278,708)      (501,150)
    Investment securities available-for-sale .....   (12,972,116)    (1,173,415)
  Proceeds from maturities, calls and
   principal payments:
    Investment securities held-to-maturity .......     1,827,982      1,474,445
    Investment securities available-for-sale .....     3,382,835      1,032,845
  Proceeds from sales of investment securities
    available-for-sale ...........................       502,750             --



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                        Six Months Ended
                                                           December 31,
                                                   -----------------------------
                                                      2001              2000
                                                      ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  (CONTINUED)
  Increase in interest bearing deposits
   held at banks .............................      (1,848,443)              --
  Net (increase) decrease in loan
   receivable, excludes transfers
   to real estate acquired in settlement
   of loans ..................................       1,573,005       (5,730,253)
  Proceeds from the sale of real estate
   aquired in the settlement of loans ........              --          129,957
  Purchase of property and equipment .........         (81,669)         (33,908)
  Proceeds from sale of equipment ............             950               --
                                                   -----------      -----------
      Net cash used in investing activities ..      (7,893,414)      (4,801,479)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings
   accounts ..................................     $10,720,832      $ 2,534,972
  Net increase (decrease) in advances to
   borrowers for taxes and insurance .........              --          (44,731)
  Proceeds from FHLB advances ................              --        3,625,000
  Payments on FHLB advances ..................      (2,050,000)        (133,334)
  Dividends paid .............................        (111,015)         (80,511)
                                                   -----------      -----------
      Net cash provided by financing
        activities ...........................       8,559,817        5,901,396
                                                   -----------      -----------
Net increase (decrease) in cash ..............         242,856        2,177,403

CASH AND CASH EQUIVALENTS, beginning
 of period ...................................       3,427,038        3,477,650
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, end of period .....     $ 3,669,894      $ 5,655,053
                                                   ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest ...     $2,443,441       $ 2,603,029
                                                   ===========      ===========
  Cash paid during the period for income taxes     $  380,152       $   152,000
                                                   ===========      ===========
NON-CASH INVESTING ACTIVITIES:
  (Increase) decrease in market value of
    securities available-for-sale ............     $   (29,985)     $  (331,661)
                                                   ===========      ===========
Mortgage servicing rights capitalized ........     $   296,430      $    24,672
                                                   ===========      ===========



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2001.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2.  INVESTMENT SECURITIES
------------------------------

Investment securities are summarized as follows:

                                             December 31, 2001                              June 30, 2001
                                 ------------------------------------------   ------------------------------------------
                                                    GROSS                                        GROSS
                                  AMORTIZED      UNREALIZED        FAIR        AMORTIZED      UNREALIZED       FAIR
                                     COST      GAINS (LOSSES)      VALUE          COST      GAINS (LOSSES)     VALUE
                                 -----------   --------------   -----------   -----------   --------------   -----------
Available-for-sale:
  U.S. government and agency
    obligations ..............   $ 4,705,387     $  41,933      $ 4,747,320   $ 4,566,644     $  42,694      $ 4,609,338
  Municipal obligations ......     4,302,471       (92,892)       4,209,579     4,303,574       (58,672)       4,244,902
  Corporate obligations ......     7,459,901       250,681        7,710,582     7,114,917       190,667        7,305,584
  Mortgage-backed securities .    10,963,656        55,738       11,019,394     4,029,519        73,726        4,103,245
  Collateralized mortgage
    obligations ..............     1,032,763        10,996        1,043,759     1,190,586        (4,304)       1,186,282
  Corporate preferred stock ..     1,958,692        11,808        1,970,500       150,000         4,169          154,169
                                 -----------     ---------      -----------   -----------     ---------      -----------
      Total ..................   $30,422,870     $ 278,264      $30,701,134   $21,355,240     $ 248,280      $21,603,520
                                 ===========     =========      ===========   ===========     =========      ===========

Held-to-maturity:
  U.S. government and agency
    obligations ..............   $   498,014     $   8,391      $   506,405   $ 1,395,905     $  19,267      $ 1,415,172
  Municipal obligations ......     1,356,036        (5,093)       1,350,943     1,078,681        13,070        1,091,751
  Mortgage-backed securities .     3,161,819        65,451        3,227,270     4,096,208        54,241        4,150,449
                                 -----------     ---------      -----------   -----------     ---------      -----------
      Total ..................   $ 5,015,869     $  68,749      $ 5,084,618   $ 6,570,794     $  86,578      $ 6,657,372
                                 ===========     =========      ===========   ===========     =========      ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3.  LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:

                                                  December 31,       June 30,
                                                      2001             2001
                                                  (Unaudited)       (Audited)
                                                  ------------     ------------
     First mortgage loans:
       Residential mortgage (1-4 family) .....    $ 72,618,327     $ 75,961,742
       Commercial real estate ................      10,265,442        9,062,769
       Real estate construction ..............       3,657,300        1,981,968

     Other loans:
       Home equity ...........................      15,189,129       15,698,367
       Consumer ..............................       9,709,035       10,362,135
       Commercial ............................       2,499,396        2,720,740
                                                  ------------     ------------
         Total ...............................     113,938,629      115,787,721

     Less:
       Allowance for loan losses .............        (705,128)        (688,282)
       Deferred loan fees ....................        (125,041)        (121,544)
                                                  ------------     ------------
         Total ...............................    $ 13,108,460     $114,977,895
                                                  ============     ============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $481,000 and $407,000 at December 31, 2001 and June 30, 2001, respectively. Classified assets, including real estate owned, totaled $1.36 million and $1.50 million at December 31, 2001 and June 30, 2001, respectively.

The following is a summary of changes in the allowance for loan losses:

                                               Six Months Ended    Year Ended
                                                 December 31,       June 30,
                                                     2001             2001
                                                  (Unaudited)       (Audited)
                                               ----------------    -----------
     Balance, beginning of period ............     $688,282         $712,165
       Reclassification to REO reserve .......           --          (13,725)
       Provision charged to operations .......           --               --
       Charge-offs ...........................      (16,675)         (29,037)
       Recoveries ............................       33,521           18,879
                                                   --------         --------
         Balance, end of period ..............     $705,128         $688,282
                                                   ========         ========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4.  DEPOSITS
-----------------

Deposits are summarized as follows:

                                                   December 31,      June 30,
                                                       2001            2001
                                                   (Unaudited)       (Audited)
                                                  -------------    ------------
     Noninterest checking ....................    $  7,158,245     $  6,486,306
     Interest-bearing checking ...............      25,193,351       22,535,586
     Passbook ................................      21,197,459       20,688,121
     Money market ............................      23,978,014       17,399,325
     Time certificates of deposit ............      67,244,094       66,940,992
                                                  ------------     ------------
         Total ...............................    $144,771,163     $134,050,330
                                                  ============     ============


NOTE 5.  EARNINGS PER SHARE
---------------------------

Earnings per share for the three months ended December 31, 2001 is computed using 1,166,010 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2001 is computed using 1,165,434 weighted average shares outstanding. Diluted earnings per share is computed by adjusting the number of shares outstanding by the shares purchased to fund the Company's restricted stock plan, for which stock was awarded in January 2001, as determined by the treasury stock method. The weighted average shares outstanding for the diluted earnings per share calculations are 1,186,010 for the three months ended December 31, 2001 and 1,185,434 for the six months ended December 31, 2001. Earnings per share for the three months ended December 30, 2000 is computed using 1,181,412 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2000 is computed using 1,180,835 weighted average shares outstanding.


NOTE 6.  DIVIDENDS AND STOCK REPURCHASE PROGRAM
-----------------------------------------------

This fiscal year Eagle has paid two dividends of $0.10 per share, on August 24, 2001 and November 16, 2001. Another dividend of $0.10 per share was declared on January 17, 2002, payable February 15, 2002 to stockholders of record on February 1, 2002. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

A stock repurchase program was announced on December 21, 2000, covering 4% of the Company's outstanding common stock. Through February 13, 2002, 20,000 shares had been repurchased. At the annual meeting held October 19, 2000, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants of up to 80,511 and 23,003, respectively. The repurchase plan announced in December is intended to meet the needs of the restricted stock plan. On January 18, 2002, 4,600 shares of the restricted stock plan vested and were distributed to the participants.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7.  MORTGAGE SERVICING RIGHTS
----------------------------------

The Bank allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained from an independent third party. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. If the carrying value of the mortgage servicing rights exceeds the estimated fair market value, a valuation allowance is established for any decline, which is viewed to be temporary. Charges to the valuation allowance are charged against or credited to mortgage servicing income. Periodic independent valuations of the mortgage servicing rights are performed. As a result of a valuation performed on September 30, 2001, a temporary decline in the fair value was determined to have occurred, and a valuation allowance of $58,433 was established. There was no valuation allowance at June 30, 2001. The following schedules show the activity in the mortgage servicing rights and the valuation allowance.

                                                   Six Months      Twelve Months
                                                     Ended             Ended
                                                  December 31,        June 30,
                                                      2001              2001
                                                   (Unaudited)       (Audited)
                                                  -------------    -------------
     Mortgage Servicing Rights
       Beginning balance .......................   $1,315,819       $1,338,271
       Servicing rights capitalized ............      299,096          150,029
       Servicing rights amortized ..............     (173,792)        (172,481)
                                                   ----------       ----------
         Ending balance ........................    1,441,123        1,315,819
                                                   ----------       ----------
     Valuation Allowance
       Beginning balance .......................           --               --
       Provision ...............................      (58,433)              --
       Adjustments .............................           --               --
                                                   ----------       ----------
         Ending balance ........................      (58,433)              --
                                                   ----------       ----------
     Net Mortgage Servicing Rights .............   $1,382,690       $1,315,819
                                                   ==========       ==========

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


Financial Condition

Comparisons of results in this section are between the six months ended December 31, 2001 and June 30, 2001.

Total assets increased by $9.57 million, or 5.73%, to $176.69 million at December 31, 2001, from $167.12 million at June 30, 2001. Total liabilities increased by $8.72 million to $156.14 million at December 31, 2001, from $147.42 million at June 30, 2001. Total equity increased $850,000 to $20.55 million at December 31, 2001 from $19.70 million at June 30, 2001.

Growth in the available-for-sale investment portfolio of $9.10 million accounted for the majority of the growth in total assets. The investment category with the largest increase was mortgage-backed securities, which increased $6.92 million. $4 million of this increase is attributable to the investment of excess liquidity into a mortgage-backed securities mutual fund. Loans held for sale increased to $4.88 million at December 31, 2001 from $3.03 million at June 30, 2001. The loan portfolio decreased $1.87 million, or 1.63%, to $113.11 million at December 31, 2001 from $114.98 million at June 30, 2001. Heavy refinancing activity and the sale of practically all new originations contributed to the decline in single-family mortgage loan balances to $72.62 million at December 31, 2001 from $75.96 million at June 30, 2001. The commercial real estate and construction loan categories showed increased balances, while all other loan categories showed

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition (continued)

small decreases since June 30, 2001. Total loan originations were $67.88 million for the six months ended December 31, 2001. Single-family mortgages accounted for $50.09 million of the total. Commercial real estate loan originations totaled $5.45 million (including a $3 million construction loan not fully funded). Home equity and consumer loan originations totaled $4.37 million and $4.24 million, respectively, for the same period.

Growth in deposits funded asset growth. Deposits have grown $10.72 million, or 8.00%, to $144.77 million at December 31, 2001 from $134.05 million at June 30, 2001. Growth in money market accounts and checking accounts contributed to the increase in deposits. The balances in Federal Home Loan Bank advances declined $2.05 million, as an advance matured in December.

The growth in total equity was the result of earnings for the six months of $908,000 and an increase in the unrealized gain on securities available for sale of $19,000, offset by the payment of two $0.10 per share regular cash dividends during the period.


Results of Operations for the Three Months Ended December 31, 2001 and 2000

Net Income

Eagle's net income was $562,000 and $272,000 for the three months ended December 31, 2001, and 2000, respectively. The increase of $290,000, or 106.62%, was primarily due to increases in non-interest income of $303,000 and net interest income of $223,000, partially offset by an increase in noninterest expense of $54,000. Basic earnings per share were $0.48 for the current period, compared to $0.23 for the previous year's period.

Net Interest Income

Net interest income increased to $1.53 million for the quarter ended December 31, 2001 from $1.31 million for the quarter ended December 31, 2000. This increase of $223,000 was the result of an increase in interest and dividend income of $82,000 and a decrease in interest expense of $141,000.

Interest and Dividend Income

Total interest and dividend income was $2.86 million for the quarter ended December 31, 2001, compared to $2.78 million for the quarter ended December 31, 2000, representing an increase of $82,000, or 2.87%. Interest and fees on loans increased to $2.36 million for 2001 from $2.30 million for 2000. This increase of $63,000, or 2.74%, was due primarily to an increase in the average balances of loans receivable for the quarter ended December 31, 2001. Average balances for loans receivable, net, for the quarter ended December 31, 2001 were $118.59 million, compared to $113.47 million for the previous year. This represents an increase of $5.12 million, or 4.51%. Most loan categories had shown increases from the previous year. The average interest rate earned on loans receivable decreased by 13 basis points, from 8.11% at

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended December 31, 2001 and 2001 (continued)

Interest and Dividend Income (continued)

December 31, 2000 to 7.98% at December 31, 2001. Interest and dividends on investment securities available-for-sale (AFS) increased to $347,000 for the quarter ended December 31, 2001 from $286,000 for quarter ended December 31, 2000, while interest on securities held-to-maturity (HTM) decreased to $79,000 from $145,000. Interest earned from deposits held at other banks increased to $44,000 for the quarter ended December 31, 2001 from $22,000 for the quarter ended December 31, 2000.

Interest Expense

Total interest expense decreased to $1.33 million for the quarter ended December 31, 2001, from $1.47 million for the quarter ended December 31, 2000, a decrease of $141,000,or 9.59%, due to a decrease in interest paid on deposits. Interest on deposits decreased to $1.15 million for the quarter ended December 31, 2001, from $1.30 million for the quarter ended December 31, 2000. This decrease of $150,000, or 11.54%, was the result of a decrease in average rates paid despite higher balances on deposit accounts. Money market accounts accounted for the largest gain in balances during the period from December 31, 2000 to December 31, 2001. The decline in interest rates over the past year combined with the poor performance of the stock market appears to have led consumers to invest in safe, short-term insured deposits. Average balances in money market accounts increased from $14.79 million for the quarter ended December 31, 2000 to $23.06 million for the quarter ended December 31, 2001. The average rate paid on money market accounts also decreased, from 4.11% to 3.01% for the period. Average rates paid on all interest-bearing deposits declined from 2000 to 2001, with the average rate paid on all liabilities dropping 84 basis points from the quarter ended December 31, 2000 to the quarter ended December 31, 2001. The cost of deposits is expected to continue to decline in the coming quarter, as certificate of deposit accounts opened in previous quarters are renewed at lower interest rates. Interest paid on borrowings increased to $175,000 for the quarter ended December 31, 2001 from $166,000 for the quarter ended December 31, 2000. The increase in borrowing costs was due to an increase in the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended December 31, 2001 or the quarter ended December 31, 2000. This is a reflection of the continued strong asset quality of American Federal's loan portfolio. Total classified assets declined to $1.36 million at December 31, 2001 from $1.50 million at June 30, 2001. The Bank currently has no foreclosed property.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended December 31, 2001 and 2001 (continued)

Noninterest Income

Total noninterest income increased to $704,000 for the quarter ended December 31, 2001, from $401,000 for the quarter ended December 31, 2000, an increase of $303,000 or 75.56%. This was the result of an increase in net gain on sale of loans of $312,000. Increased loan originations compared to a year ago contributed to the increase in income from the sale of loans. Low interest rates contributed to unusually high levels of refinancing activity, which will likely decline in the coming quarter, resulting in lower loan originations and income from the sale of loans. Mortgage loan servicing fees increased slightly to $79,000 in the quarter ended December 31, 2001 from $73,000 in the quarter ended December 31, 2000. Demand deposit service charges declined to $128,000 in the current quarter from $139,000 for the previous year's period due to the decline in the volume of overdraft charges.

Noninterest Expense

Noninterest expense increased by $54,000 or 4.09% to $1.37 million for the quarter ended December 31, 2001, from $1.32 million for the quarter ended December 31, 2000. This increase was primarily due to an increase in amortization of mortgage service fees of $80,000. The increase was related to increased prepayment activity on mortgage loans. Advertising expense decreased $17,000 due to decreased advertising for product promotions.

Income Tax Expense

Eagle's income tax expense was $306,000 for the quarter ended December 30, 2001, compared to $124,000 for the quarter ended December 31, 2000. The effective tax rate for the quarter ended December 31, 2001 was 35.25% and was 31.36% for the quarter ended December 31, 2000. Management expects Eagle's effective tax rate to be approximately 35%.


Results of Operations for the Six Months Ended December 31, 2001 and 2000

Net Income

Eagle's net income was $908,000 and $575,000 for the six months ended December 31, 2001 and 2000, respectively. The increase of $333,000, or 57.91%, was primarily due to increases in noninterest income of $364,000 and net interest income of $332,000, partially offset by an increase in non-interest expense of $130,000. Basic earnings per share for the period ended December 31, 2001 were $0.78, compared to $0.49 per share for the period ended December 31, 2000.

Net Interest Income

Net interest income increased to $2.99 million for the six months ended December 31, 2001 from $2.66 million for the six months ended December 31, 2000. This increase of $332,000 was the result of an increase in interest and dividend income of $217,000 and a decrease in interest expense of $115,000.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months Ended December 31, 2001 and 2000 (Continued)

Interest and Dividend Income

Total interest and dividend income was $5.73 million for the six months ended December 31, 2001, compared to $5.51 million for the same period ended December 31, 2000, representing an increase of $217,000, or 3.94%. Interest and fees on loans increased to $4.74 million for 2001 from $4.55 million for 2000. This increase of $186,000, or 4.09%, was due primarily to an increase in the average balances of loans receivable for the six months ended December 31, 2001. Average balances for loans receivable, net, for this period were $119.27 million, compared to $112.13 million for the previous year. This is an increase of $7.14 million, or 6.37%. Most loan categories had shown increases from the previous year. The average interest rate earned on loans receivable decreased by 17 basis points, to 7.95% from 8.12%. Interest and dividends on investment securities available-for-sale (AFS) increased to $650,000 for the six months ended December 31, 2001 from $573,000 for the same period ended December 31, 2000, while interest on securities held to maturity (HTM) decreased from $307,000 to $170,000. Most new purchases of securities are placed in the AFS portfolio, and the HTM portfolio will continue to shrink as the securities in it mature. Interest earned from deposits held at other banks increased to $111,000 for the six months ended December 31, 2001 from $28,000 for the six months ended December 31, 2000 due primarily to higher average balances in these accounts due to increased liquidity from deposit growth and higher loan sale volume.

Interest Expense

Total interest expense decreased to $2.73 million for the six months ended December 31, 2001 from $2.84 million for the six months ended December 31, 2000, a decrease of $115,000, or 4.05%, due to the decrease in interest paid on deposits. Interest on deposits decreased to $2.37 million for the six months ended December 31, 2001 from $2.53 million for the six months ended December 31, 2000. This decrease of $158,000, or 6.25%, was the result of a decrease in average rates paid on deposit accounts despite higher balances on deposit accounts. Money market accounts accounted for the largest gain in balances during the period from December 31, 2000 to December 31, 2001. Average balances in money market accounts increased from $14.78 million at December 31, 2000 to $21.55 million at December 31, 2001. The average rate paid on money market accounts decreased, from 4.06% to 3.29%. Average rates paid on all interest-bearing deposits declined from 2000 to 2001, with the average rate paid on all liabilities dropping by 59 basis points from the six month period ended December 31, 2000 to the six month period ended December 31, 2001. The cost of deposits is expected to continue to decline in the coming months, as certificate of deposit accounts opened in previous periods are renewed at lower interest rates. Interest paid on borrowings increased to $354,000 for the six months ended December 31, 2001 from $311,000 for the same period ended December 31, 2000. The increase in borrowing costs was due to an increase in the average balance of Federal Home Loan Bank advances.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months Ended December 31, 2001 and 2000 (Continued)

Provision for Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the six-month periods ended December 31, 2001 or December 31, 2000. This is a reflection of the continued strong asset quality of American Federal's loan portfolio. Total classified assets declined to $1.36 million at December 31, 2001 from $1.50 million at June 30, 2001. The Bank currently has no foreclosed property.

Noninterest Income

Total noninterest income increased to $1.11 million for the six months ended December 31, 2001, from $745,000 for the six months ended December 31, 2000, an increase of $365,000 or 48.99%. This was the result of an increase in net gain on sale of loans of $441,000. Increased loan originations contributed to the increase in income from sale of loans. Low interest rates over the past year have contributed to unusually high levels of refinancing activity, which will likely decline over the remainder of the year, resulting in lower loan originations and income from the sale of loans. Mortgage loan servicing fees declined to $94,000 for the current six-month period compared to $145,000 for the previous year's period. An independent valuation of the Bank's mortgage portfolio indicated a temporary decline in the value of the servicing rights in the amount of $58,000. A provision was made to a valuation allowance in that amount. Changes to the valuation allowance for mortgage servicing rights are charged against mortgage loan servicing fees. Demand deposit service charges declined by $20,000 from the previous year due to a decline in the volume of overdraft fees.

Noninterest Expense

Noninterest expense increased by $130,000 or 5.08% to $2.69 million for the six months ended December 31, 2001, from $2.56 million for the six months ended
December 31, 2000. This increase was primarily due to an increase in amortization of mortgage servicing fees of $118,000 and in salaries and benefits of $70,000. The increase in amortization of mortgage servicing fees was related to increased prepayment activity on mortgage loans, while the increase in salaries was due to merit raises. These increases were partially offset by decreases of $30,000 in advertising expense and $27,000 in legal and accounting fees. The decrease in advertising expense was due to decreased product promotional advertising, while less time spent on matters relating to being a public company by the Company's counsel led to lower legal fees.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months Ended December 31, 2001 and 2000 (Continued)

Income Tax Expense

Eagle's income tax expense was $501,000 for the six months ended December 30, 2001, compared to $268,000 for the six months ended December 31, 2000. The effective tax rate for the six months ended December 31, 2001 was 35.55% and was 31.82% for the six months ended December 31, 2000.


Liquidity, Interest Rate Sensitivity and Capital Resources

The Company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's liquidity ratio average was 23.35% and 15.03% at December 31, 2001 and December 31, 2000, respectively. Liquidity increased due to growth in deposits and the increased loan sale volume for the period ending December 31, 2001.

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

At September 30, 2001 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. This was due to management's strategy of retaining assets with shorter maturities while emphasizing longer-term funding sources such as transaction accounts and FHLB advances. The Bank is well within the guidelines set forth by its Board of Directors for interest rate risk sensitivity.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity, Interest Rate Sensitivity and Capital Resources (Continued)

As of December 31, 2001, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 2001, the Bank's tangible, core, and risk-based capital ratios amounted to 10.9%, 10.9%, and 19.5%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

                                                     At December 31, 2001
                                                     --------------------
                                                                   % of
                                                       Amount     Assets
                                                      -------     ------
     Tangible capital:
       Capital level ..............................   $19,119     10.89%
       Requirement ................................     2,633      1.50
                                                      -------     -----
       Excess .....................................   $16,486      9.39%
                                                      =======     =====
     Core capital:
       Capital level ..............................   $19,119     10.89%
       Requirement ................................     5,265      3.00
                                                      -------     -----
       Excess .....................................   $13,854      7.89%
                                                      =======     =====
     Risk-based capital:
       Capital level ..............................   $19,802     19.47%
       Requirement ................................     8,136      8.00
                                                      -------     -----
       Excess .....................................   $11,666     11.47%
                                                      =======     =====

Impact of Inflation and Changing Prices

Our financial statements and the accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Interest rates have a greater impact on our performance than do the general levels of inflation, as demonstrated in the results of the current reporting period. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         The  following  matters  were  voted  on   at  the  Annual  Meeting  of
         Stockholders on October 18, 2001:

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

                          EAGLE BANCORP AND SUBSIDIARY


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EAGLE BANCORP

     Date:  February 13, 2002           By: /s/ Larry A. Dreyer
                                            -----------------------
                                            Larry A. Dreyer
                                            President/CEO


     Date:  February 13, 2002           By: /s/ Peter J. Johnson
                                            -----------------------
                                            Peter J. Johnson
                                            Sr. VP/Treasurer