Form 10QSB
period 2002-03-31
EAGLE BANCORP/MT
filed 2002-05-09
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

Common stock, par value $0.01 per share             1,208,172 shares outstanding
--------------------------------------------------------------------------------
                               As of May 10, 2002

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Statements of Financial Condition as of
            March 31, 2002 (unaudited) and June 30, 2001 ..............  1 and 2

            Consolidated Statements of Income for the three and nine
            months ended March 31, 2002 and 2001 (unaudited) ..........  3 and 4

            Consolidated Statements of Stockholders' Equity for the
            nine months ended March 31, 2002 (unaudited) ..............        5

            Consolidated Statements of Cash Flows for the nine
            months ended March 31, 2002 and 2001 (unaudited) ..........  6 and 7

            Notes to Consolidated Financial Statements ................  8 to 13

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................... 14 to 22


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ...........................................       23
Item 2.   Changes in Securities and Use of Proceeds ...................       23
Item 3.   Defaults Upon Senior Securities .............................       23
Item 4.   Submission of Matters to a Vote of Security-Holders .........       23
Item 5.   Other Information ...........................................       23
Item 6.   Exhibits and Reports on Form 8-K ............................       23

Signatures

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   March 31, 2002  June 30, 2001
                                                   --------------  -------------
                                                     (Unaudited)     (Audited)
ASSETS
  Cash and due from banks ........................   $  2,850,003  $  3,427,038
  Interest-bearing deposits with banks ...........      6,285,332     4,925,000
                                                     ------------  ------------
      Total cash and cash equivalents ............      9,135,335     8,352,038

  Investment securities available for sale,
    at market value ..............................     43,136,336    21,603,520
  Investment securities held-to-maturity,
    at amortized cost ............................      4,709,886     6,570,794
  Federal Home Loan Bank stock, at cost ..........      1,562,900     1,487,300
  Mortgage loans held-for-sale ...................      1,910,055     3,033,244
  Loans receivable, net of deferred loan fee
    and allowance for loan losses ................    107,947,811   114,977,895
  Accrued interest and dividends receivable ......        988,028       941,117
  Mortgage servicing rights, net .................      1,492,085     1,315,819
  Property and equipment, net ....................      6,264,564     6,505,627
  Cash surrender value of life insurance .........      2,218,114     2,140,524
  Real estate acquired in settlement of loans,
    net of allowance for losses ..................             --            --
  Other assets ...................................        226,633       195,034
                                                     ------------  ------------
      Total assets ...............................   $179,591,747  $167,122,912
                                                     ============  ============



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)


                                                   March 31, 2002  June 30, 2001
                                                   --------------  -------------
                                                     (Unaudited)     (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts:
    Noninterest bearing ..........................   $  5,919,159  $  6,486,306
    Interest bearing .............................    141,574,275   127,564,024
  Advances from Federal Home Loan Bank ...........      9,368,889    11,443,889
  Accrued expenses and other liabilities .........      1,831,390     1,926,450
                                                     ------------  ------------
      Total liabilities ..........................    158,693,713   147,420,669
                                                     ------------  ------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding) ......
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572
    shares issued and 1,208,172 outstanding
    at March 31, 2002 and 1,203,572 outstanding
    at June 30, 2001) ............................         12,236        12,236
  Additional paid-in capital .....................      3,872,793     3,845,908
  Unallocated common stock held by employee
    stock ownership plan ("ESOP") ................       (285,248)     (312,848)
  Treasury stock, at cost (15,400 shares at
    March 31, 2002 and 20,000 shares at
    June 30,2001) ................................       (180,950)     (235,000)
  Retained earnings ..............................     17,505,970    16,220,812
  Accumulated other comprehensive income (loss) ..        (26,767)      171,135
                                                     ------------  ------------
      Total equity ...............................     20,898,034    19,702,243
                                                     ------------  ------------
      Total liabilities and stockholders' equity .   $179,591,747  $167,122,912
                                                     ============  ============



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME


                                       Three Months Ended           Nine Months Ended
                                            March 31,                   March 31,
                                     ------------------------   -------------------------
                                        2002          2001          2002         2001
                                        ----          ----          ----         ----
                                           (unaudited)                 (unaudited)
Interest and dividend income:
  Interest and fees on loans ......  $2,165,050    $2,294,079    $6,905,858    $6,848,557
  Interest on deposits with banks .      27,851        46,859       138,673        74,458
  FHLB Stock dividends ............      22,787        23,060        75,733        68,951
  Securities available-for-sale ...     430,175       314,536     1,080,061       887,452
  Securities held-to-maturity .....      67,377       126,495       237,638       433,539
                                     ----------    ----------    ----------    ----------
      Total interest and dividend
       income .....................   2,713,240     2,805,029     8,437,963     8,312,957
                                     ----------    ----------    ----------    ----------

Interest expense:
  Deposits ........................   1,044,883     1,297,021     3,419,933     3,829,644
  FHLB Advances ...................     144,716       185,926       498,806       497,291
                                     ----------    ----------    ----------    ----------
      Total interest expense ......   1,189,599     1,482,947     3,918,739     4,326,935
                                     ----------    ----------    ----------    ----------

  Net Interest Income .............   1,523,641     1,322,082     4,519,224     3,986,022
  Loan loss provision .............          --            --            --            --
                                     ----------    ----------    ----------    ----------
      Net interest income after
       loan loss provision ........   1,523,641     1,322,082     4,519,224     3,986,022
                                     ----------    ----------    ----------    ----------

Noninterest income:
  Net gain on sale of loans .......     324,974        87,636       897,131       218,914
  Demand deposit service charges        127,025       125,016       380,828       398,845
  Mortgage loan servicing fees ....      83,542        74,163       177,705       219,524
  Net gain (loss) on sale of
   available-for-sale securities ..      14,653         4,755        16,629         4,755
  Other ...........................     102,647       108,350       289,125       302,563
                                     ----------    ----------    ----------    ----------
      Total noninterest income ....     652,841       399,920     1,761,418     1,144,601
                                     ----------    ----------    ----------    ----------



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                               Three Months Ended        Nine Months Ended
                                                    March 31,                March 31,
                                             -----------------------    ---------------------
                                                2002          2001        2002         2001
                                                ----          ----        ----         ----
                                                   (unaudited)               (unaudited)

Noninterest expense:
  Salaries and employee benefits ........   $  745,396   $  741,461   $2,177,650   $2,103,716
  Occupancy expenses ....................      120,654      118,062      356,191      359,767
  Furniture and equipment depreciation ..       71,554       82,523      210,924      247,769
  In-house computer expense .............       55,614       44,461      153,992      133,370
  Advertising expense ...................       20,439       31,664       78,354      119,259
  Amortization of mortgage servicing fees       76,820       33,704      250,612       89,806
  Federal insurance premiums ............        6,221        6,077       18,435       18,471
  Postage ...............................       34,752       34,771       86,524       81,967
  Legal, accounting, and examination fees       33,769       36,048      105,938      134,964
  Consulting fees .......................        3,920        7,482       17,156       23,958
  ATM processing ........................       11,004       14,079       34,301       44,597
  Other .................................      182,819      150,037      567,585      507,852
                                            ----------   ----------   ----------   ----------
      Total noninterest expense .........    1,362,962    1,300,369    4,057,662    3,865,496
                                            ----------   ----------   ----------   ----------

Income before provision for income taxes       813,520      421,633    2,222,980    1,265,127
                                            ----------   ----------   ----------   ----------
Provision for income taxes ..............      270,040      149,735      771,147      418,099
                                            ----------   ----------   ----------   ----------
Net income ..............................   $  543,480   $  271,898   $1,451,833   $  847,028
                                            ==========   ==========   ==========   ==========
Earnings per share -- basic .............   $     0.46   $     0.23   $     1.24   $     0.72
                                            ==========   ==========   ==========   ==========
Earnings per share -- diluted ...........   $     0.46   $     0.23   $     1.22   $     0.72
                                            ==========   ==========   ==========   ==========
Weighted average shares outstanding
  (basic eps) ...........................    1,171,683    1,169,701    1,167,517    1,177,178
                                            ==========   ==========   ==========   ==========
Weighted average shares outstanding
  (diluted eps) .........................    1,187,952    1,182,562    1,186,273    1,181,411
                                            ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 2002


                                                                                                           ACCUMULATED
                                                            ADDITIONAL UNALLOCATED                            OTHER
                                          PREFERRED  COMMON   PAID-IN      ESOP     TREASURY    RETAINED  COMPREHENSIVE
                                            STOCK    STOCK    CAPITAL     SHARES      STOCK     EARNINGS      INCOME       TOTAL
                                          --------- ------- ---------- ----------- ---------- ----------- ------------- -----------
Balance, June 30, 2001 ................... $    --  $12,236 $3,845,908  $(312,848) $(235,000) $16,220,812   $ 171,135   $19,702,243

  Net income (unaudited) .................      --       --         --         --         --    1,451,833          --     1,451,833
  Other comprehensive loss (unaudited) ...      --       --         --         --         --           --    (197,902)     (197,902)
                                                                                                                        -----------
    Total comprehensive income (unaudited)      --       --         --         --         --           --          --     1,253,931
                                                                                                                        -----------
  Dividends paid ($.30 per share)
    (unaudited) ..........................      --       --         --         --         --     (166,675)         --      (166,675)
                                                                                                                        -----------
  Restricted stock plan shares allocated
    (4,600 shares) (unaudited) ...........      --       --         --         --     54,050           --          --        54,050
                                                                                                                        -----------
  ESOP shares allocated or committed
    to be released for allocation
    (3,450 shares) (unaudited) ...........      --       --     26,885     27,600         --           --          --        54,485
                                           -------  ------- ----------  ---------  ---------  -----------   ---------   -----------
Balance, March 31, 2002 (unaudited) ...... $    --  $12,236 $3,872,793  $(285,248) $(180,950) $17,505,970   $ (26,767)  $20,898,034
                                           =======  ======= ==========  =========  =========  ===========   =========   ===========



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        2002             2001
                                                        ----             ----
                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................   $ 1,451,833    $   847,028
  Adjustments to reconcile net income to
    net cash from operating activities:
      Provision for loan losses ..................            --             --
      Provision for mortgage servicing rights
       valuation losses ..........................        58,433             --
      Depreciation ...............................       356,304        390,835
      Net amortization of marketable securities
        premium and discounts ....................        99,564         28,846
      Amortization of capitalized mortgage
       servicing rights ..........................       250,612         89,805
      Gain on sale of loans ......................      (897,131)      (218,914)
      Gain on sale of real estate owned ..........            --         (8,951)
      Net realized (gain) loss on sale of
       available-for-sale securities .............       (16,629)            --
      FHLB & other dividends reinvested ..........      (124,880)       (68,800)
      Increase in cash surrender value
       of life insurance .........................       (77,590)       (73,910)
      Gain on sale of property & equipment .......          (950)            --
  Change in assets and liabilities:
    (Increase) decrease in assets:
      Accrued interest and dividends receivable ..       (46,911)      (157,161)
      Loans held-for-sale ........................     2,010,007     (1,506,627)
      Other assets ...............................       (25,089)        43,603
  Increase (decrease) in liabilities:
    Accrued expenses and other liabilities .......       148,737        (61,501)
    Deferred compensation payable ................        18,232         17,305
    Deferred income taxes payable ................       (82,736)        (7,108)
                                                     -----------    -----------
      Net cash provided by (used in) operating
        activities ...............................     3,121,806       (685,550)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity .......      (278,708)      (641,150)
    Investment securities available-for-sale .....   (28,371,953)    (3,904,060)
  Proceeds from maturities, calls and
   principal payments:
    Investment securities held-to-maturity .......     3,132,203      2,597,139
    Investment securities available-for-sale .....     4,490,896      1,901,519



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                       Nine Months Ended
                                                            March 31,
                                                   -----------------------------
                                                      2002              2001
                                                      ----              ----
                                                            (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
  (CONTINUED)
  Proceeds from sales of investment securities
    available-for-sale .......................       1,010,755          201,396
  Increase in interest-bearing deposits
   held at banks .............................      (1,360,332)              --
  Net (increase) decrease in loan
   receivable, excludes transfers
   to real estate acquired in settlement
   of loans ..................................       6,538,263       (6,916,112)
  Proceeds from the sale of real estate
   aquired in the settlement of loans ........              --          129,957
  Purchase of property and equipment .........        (115,242)         (54,717)
  Proceeds from sale of equipment ............             950               --
                                                   -----------      -----------
      Net cash used in investing activities ..     (14,953,168)      (6,686,028)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings
   accounts ..................................      13,443,102       6,973,408
  Net increase (decrease) in advances to
   borrowers for taxes and insurance .........              --          243,994
  Net increase (decrease) in FHLB advances ...      (2,075,000)       3,425,000
  Sale (purchase) of treasury stock ..........          52,900         (235,000)
  Dividends paid .............................        (166,675)        (119,542)
                                                   -----------      -----------
      Net cash provided by financing
        activities ...........................      11,254,327       10,287,860
                                                   -----------      -----------
Net increase (decrease) in cash ..............        (577,035)       2,916,282

CASH AND CASH EQUIVALENTS, beginning
 of period ...................................       3,427,038        3,477,650
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, end of period .....     $ 2,850,003      $ 6,393,932
                                                   ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest ...     $ 3,889,652      $ 3,869,803
                                                   ===========      ===========
  Cash paid during the period for income taxes     $   873,950      $   429,500
                                                   ===========      ===========
NON-CASH INVESTING ACTIVITIES:
  (Increase) decrease in market value of
    securities available-for-sale ............     $   311,244      $  (457,731)
                                                   ===========      ===========
Mortgage servicing rights capitalized ........     $   485,311      $    64,655
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

The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2001.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2.  INVESTMENT SECURITIES
------------------------------

Investment securities are summarized as follows:

                                              March 31, 2002                              June 30, 2001
                                 ------------------------------------------   ------------------------------------------
                                                    GROSS                                        GROSS
                                  AMORTIZED      UNREALIZED        FAIR        AMORTIZED      UNREALIZED       FAIR
                                     COST      GAINS (LOSSES)      VALUE          COST      GAINS (LOSSES)     VALUE
                                 -----------   --------------   -----------   -----------   --------------   -----------
Available-for-sale:
  U.S. government and agency
    obligations ..............   $ 5,985,578     $  14,984      $ 6,000,562   $ 4,566,644     $  42,694      $ 4,609,338
  Municipal obligations ......     4,301,920      (165,227)       4,136,693     4,303,574       (58,672)       4,244,902
  Corporate obligations ......     6,956,424       139,122        7,095,546     7,114,917       190,667        7,305,584
  Mortgage-backed securities .     9,719,827        24,958        9,744,785     4,029,519        73,726        4,103,245
  Collateralized mortgage
    obligations ..............    14,278,598       (14,938)      14,263,660     1,190,586        (4,304)       1,186,282
  Corporate preferred stock ..     1,956,953       (61,863)       1,895,090       150,000         4,169          154,169
                                 -----------     ---------      -----------   -----------     ---------      -----------
      Total ..................   $43,199,300     $ (62,964)     $43,136,336   $21,355,240     $ 248,280      $21,603,520
                                 ===========     =========      ===========   ===========     =========      ===========

Held-to-maturity:
  U.S. government and agency
    obligations ..............   $   499,328     $   2,857      $   502,185   $ 1,395,905     $  19,267      $ 1,415,172
  Municipal obligations ......     1,355,283         6,705        1,361,988     1,078,681        13,070        1,091,751
  Mortgage-backed securities .     2,855,275        63,510        2,918,785     4,096,208        54,241        4,150,449
                                 -----------     ---------      -----------   -----------     ---------      -----------
      Total ..................   $ 4,709,886     $  73,072      $ 4,782,958   $ 6,570,794     $  86,578      $ 6,657,372
                                 ===========     =========      ===========   ===========     =========      ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3.  LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:

                                                   March 31,         June 30,
                                                      2002             2001
                                                  (Unaudited)       (Audited)
                                                  ------------     ------------
     First mortgage loans:
       Residential mortgage (1-4 family) .....    $ 69,506,223     $ 75,961,742
       Commercial real estate ................       9,929,715        9,062,769
       Real estate construction ..............       3,218,981        1,981,968

     Other loans:
       Home equity ...........................      13,978,083       15,698,367
       Consumer ..............................       9,894,624       10,362,135
       Commercial ............................       2,281,889        2,720,740
                                                  ------------     ------------
         Total ...............................     108,809,515      115,787,721

     Less:
       Allowance for loan losses .............        (709,071)        (688,282)
       Deferred loan fees ....................        (152,633)        (121,544)
                                                  ------------     ------------
         Total ...............................    $107,947,811     $114,977,895
                                                  ============     ============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $505,000 and $407,000 at March 31, 2002 and June 30, 2001, respectively. Classified assets, including real estate owned, totaled $1.56 million and $1.50 million at March 31, 2002 and June 30, 2001, respectively.

The following is a summary of changes in the allowance for loan losses:

                                              Nine Months Ended    Year Ended
                                                   March 31,        June 30,
                                                     2002             2001
                                                  (Unaudited)       (Audited)
                                               ----------------    -----------
     Balance, beginning of period ............     $688,282         $712,165
       Reclassification to REO reserve .......           --          (13,725)
       Transfer from interest reserve ........        6,510               --
       Provision charged to operations .......           --               --
       Charge-offs ...........................      (20,144)         (29,037)
       Recoveries ............................       34,423           18,879
                                                   --------         --------
         Balance, end of period ..............     $709,071         $688,282
                                                   ========         ========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4.  DEPOSITS
-----------------

Deposits are summarized as follows:

                                                     March 31,       June 30,
                                                       2002            2001
                                                   (Unaudited)       (Audited)
                                                  -------------    ------------
     Noninterest checking ....................    $  5,919,159     $  6,486,306
     Interest-bearing checking ...............      24,399,061       22,535,586
     Passbook ................................      23,589,438       20,688,121
     Money market ............................      25,422,895       17,399,325
     Time certificates of deposit ............      68,162,881       66,940,992
                                                  ------------     ------------
         Total ...............................    $147,493,434     $134,050,330
                                                  ============     ============


NOTE 5.  EARNINGS PER SHARE
---------------------------

Basic earnings per share for the three months ended March 31, 2002 is computed using 1,171,683 weighted average shares outstanding. Basic earnings per share for the nine months ended March 31, 2002 is computed using 1,167,517 weighted average shares outstanding. Diluted earnings per share is computed by adjusting the number of shares outstanding by the shares purchased to fund the Company's restricted stock plan, for which stock was awarded in January 2001, as determined by the treasury stock method. The weighted average shares outstanding for the diluted earnings per share calculations are 1,187,952 for the three months ended March 31, 2002 and 1,186,273 for the nine months ended March 31, 2002. Earnings per share for the three months ended March 31, 2001 is computed using 1,169,701 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2001 is computed using 1,177,178 weighted average shares outstanding.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6.  DIVIDENDS AND STOCK REPURCHASE PROGRAM
-----------------------------------------------

This fiscal year Eagle has paid three dividends of $0.10 per share, on August 24, 2001, November 16, 2001, and February 15, 2002. Another dividend of $0.10 per share was declared on April 18, 2002, payable May 17, 2002 to stockholders of record on May 3, 2002. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

A stock repurchase program was announced on December 21, 2000, covering 4% of the Company's outstanding common stock. Through May 10, 2002, 20,000 shares had been repurchased. At the annual meeting held October 19, 2000, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants of up to 80,511 and 23,003, respectively. The repurchase plan announced in December is intended to meet the needs of the restricted stock plan. On January 18, 2002, 4,600 shares of the restricted stock plan vested and were distributed to the participants.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7.  MORTGAGE SERVICING RIGHTS
----------------------------------

The Bank allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained from an independent third party. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. If the carrying value of the mortgage servicing rights exceeds the estimated fair market value, a valuation allowance is established for any decline, which is viewed to be temporary. Charges to the valuation allowance are charged against or credited to mortgage servicing income. Periodic independent valuations of the mortgage servicing rights are performed. As a result of a valuation performed on September 30, 2001, a temporary decline in the fair value was determined to have occurred, and a valuation allowance of $58,333 was established. There was no valuation allowance at June 30, 2001. The following schedules show the activity in the mortgage servicing rights and the valuation allowance.

                                                  Nine Months      Twelve Months
                                                     Ended             Ended
                                                   March 31,          June 30,
                                                      2002              2001
                                                   (Unaudited)       (Audited)
                                                  -------------    -------------
     Mortgage Servicing Rights
       Beginning balance .......................   $1,315,819       $1,338,271
       Servicing rights capitalized ............      485,311          150,029
       Servicing rights amortized ..............     (250,612)        (172,481)
                                                   ----------       ----------
         Ending balance ........................    1,550,518        1,315,819
                                                   ----------       ----------
     Valuation Allowance
       Beginning balance .......................           --               --
       Provision ...............................       58,433               --
       Adjustments .............................           --               --
                                                   ----------       ----------
         Ending balance ........................       58,433               --
                                                   ----------       ----------
     Net Mortgage Servicing Rights .............   $1,492,085       $1,315,819
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


Financial Condition

Comparisons of results in this section are between the nine months ended March 31, 2002 and June 30, 2001.

Total assets increased by $12.47 million, or 7.46%, to $179.59 million at March 31, 2002, from $167.12 million at June 30, 2001. Total liabilities increased by $11.27 million to $158.69 million at March 31, 2002, from $147.42 million at June 30, 2001. Total equity increased $1.2 million to $20.90 million at March 31, 2002 from $19.70 million at June 30, 2001.

Growth in the available-for-sale investment portfolio of $21.54 million accounted for the majority of the growth in total assets. The investment category with the largest increase was collateralized mortgage obligations, which increased $13.07 million. The loan portfolio decreased $7.03 million, or 6.11%, to $107.95 million at March 31, 2002 from $114.98 million at June 30, 2001. Heavy refinancing activity and the sale of practically all new originations contributed to the decline in single-family mortgage loan balances to $69.51 million at March 31, 2002 from $75.96 million at June 30, 2001. The commercial real estate and construction loan categories showed increased balances, while all other loan categories showed small decreases since June 30, 2001. Total loan originations were $94.20 million for the nine months ended March 31, 2002. Single-family mortgages accounted for $70.24 million of the total.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition (continued)

Commercial real estate loan originations totaled $6.98 million (including a $1.5 million construction loan not fully funded). Home equity and consumer loan originations totaled $6.05 million and $6.01 million, respectively, for the same period.

Growth in deposits funded asset growth. Deposits have grown $13.44 million, or 10.03%, to $147.49 million at March 31, 2002 from $134.05 million at June 30, 2001. Growth in money market accounts and checking accounts contributed to the increase in deposits. The balances in Federal Home Loan Bank advances declined $2.07 million, as an advance matured in December 2001.

The growth in total equity was the result of earnings for the nine months of $1.45 million, offset by an increase in the unrealized loss on securities available for sale of $198,000 and the payment of three $0.10 per share regular cash dividends during the period.


Results of Operations for the Three Months Ending March 31, 2002 and 2001

Net Income. Eagle's net income was $543,000 and $272,000 for the three months ended March 31, 2002, and 2001, respectively. The increase of $271,000, or 99.63%, was primarily due to increases in non-interest income of $253,000 and net interest income of $202,000, partially offset by increases in noninterest expense of $63,000 and income tax expense of $120,000. Basic earnings per share were $0.46 for the current period, compared to $0.23 for the previous year's period.

Net Interest Income. Net interest income increased to $1.52 million for the quarter ended March 31, 2002 from $1.32 million for the quarter ended March 31, 2001. This increase of $202,000 was the result of decreases in interest and dividend income of $91,000 and in interest expense of $293,000.

Interest and Dividend Income. Total interest and dividend income was $2.71 million for the quarter ended March 31, 2002, compared to $2.80 million for the quarter ended March 31, 2001, representing a decrease of $91,000, or 3.25%. Interest and fees on loans decreased to $2.16 million for 2002 from $2.29 million for 2001. This decrease of $130,000, or 5.68%, was due to a decrease in the average balances of loans receivable for the quarter ended March 31, 2002 and a decline in the average interest rate earned on loans. Average balances for loans receivable, net, for the quarter ended March 31, 2002 were $113.14 million, compared to $114.78 million for the previous year. This represents a decrease of $1.64 million, or 1.43%. Most loan categories had

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended March 31, 2002 and 2001 (continued)

Interest and Dividend Income (continued)

shown decreases from the previous year. The average interest rate earned on loans receivable decreased by 34 basis points, from 7.99% at March 31, 2001 to 7.65% at March 31, 2002. Interest and dividends on investment securities available-for-sale (AFS) increased to $430,000 for the quarter ended March 31, 2002 from $315,000 for quarter ended March 31, 2001. Average balances on investments increased significantly, to $41.86 million for the quarter ended March 31, 2002, compared to $28.59 million for the quarter ended March 31, 2001. The average interest rate earned dropped to 4.75% from 6.17%. Interest on securities held-to-maturity (HTM) decreased to $67,000 from $126,000, as most of the new investment purchases are placed in the AFS portfolio. Interest earned from deposits held at other banks decreased to $28,000 for the quarter ended March 31, 2002 from $47,000 for the quarter ended March 31, 2001, due to the significant drop in short-term interest rates.

Interest Expense. Total interest expense decreased to $1.19 million for the quarter ended March 31, 2002, from $1.48 million for the quarter ended March 31, 2001, a decrease of $293,000, or 19.86%, due to a decrease in interest paid on deposits. Interest on deposits decreased to $1.05 million for the quarter ended March 31, 2002, from $1.30 million for the quarter ended March 31, 2001. This decrease of $252,000, or 19.38%, was the result of a decrease in average rates paid despite higher balances on deposit accounts. Money market accounts accounted for the largest gain in balances during the period from March 31, 2001 to March 31, 2002. The decline in interest rates over the past year combined with the poor performance of the stock market appears to have led consumers to invest in safe, short-term insured deposits. Average balances in money market accounts increased from $14.84 million for the quarter ended March 31, 2001 to $24.34 million for the quarter ended March 31, 2002. The average rate paid on money market accounts decreased, from 3.94% to 2.40% for the period. Average rates paid on all interest-bearing deposits declined from 2001 to 2002, with the average rate paid on all liabilities dropping 116 basis points from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. The cost of deposits is expected to continue to decline in the coming quarter, as the interest rate on statement savings and passbook accounts will be lowered in May 2002. Interest paid on borrowings decreased to $145,000 for the quarter ended March 31, 2002 from $186,000 for the quarter ended March 31, 2001. The decrease in borrowing costs was due to a decrease in the average balance of Federal Home Loan Bank advances.

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

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended March 31, 2002 and 2001 (continued)

Provision for Loan Losses  (continued)

The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended March 31, 2002 or the quarter ended March 31, 2001. This is a reflection of the continued strong asset quality of American Federal's loan portfolio. Total classified assets increased slightly to $1.56 million at March 31, 2002 from $1.50 million at June 30, 2001. The Bank currently has no foreclosed property.

Noninterest Income. Total noninterest income increased to $653,000 for the quarter ended March 31, 2002, from $400,000 for the quarter ended March 31, 2001, an increase of $253,000 or 63.25%. This was the result of an increase in net gain on sale of loans of $237,000. Increased loan originations compared to a year ago contributed to the increase in income from sale of loans. Low interest rates contributed to unusually high levels of refinancing activity, which will likely decline in the coming quarter, resulting in lower loan originations and income from the sale of loans. Mortgage loan servicing fees increased to $84,000 in the quarter ended March 31, 2002 from $74,000 in the quarter ended March 31, 2001. A security was sold for a gain of $15,000 during the current quarter, compared to a gain of $5,000 in the previous year's quarter.

Noninterest Expense. Noninterest expense increased by $63,000 or 4.85% to $1.36 million for the quarter ended March 31, 2002, from $1.30 million for the quarter ended March 31, 2001. This increase was primarily due to an increase in amortization of mortgage service fees of $43,000. The increase was related to increased prepayment activity on mortgage loans. An increase in overall lending activity led to an increase in loan expenses of $15,000 over the previous period. Advertising expense decreased $11,000 due to decreased advertising for product promotions.

Income Tax Expense. Eagle's income tax expense was $270,000 for the quarter ended March 31, 2002, compared to $150,000 for the quarter ended March 31, 2001. The effective tax rate for the quarter ended March 31, 2002 was 33.19% and was 35.51% for the quarter ended March 31, 2001. Management expects Eagle's effective tax rate to be approximately 35%.

Results of Operations for the Nine Months Ending March 31, 2002 and 2001

Net Income. Eagle's net income was $1.45 million and $847,000 for the nine months ended March 31, 2002 and 2001, respectively. The increase of $603,000, or 71.19%, was primarily due to increases in noninterest income of $620,000 and net interest income of $530,000, partially offset by increases in non-interest expense of $190,000 and income tax expense of $353,000. Basic earnings per share for the period ended March 31, 2002 were $1.24, compared to $0.72 per share for the period ended March 31, 2001.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Nine Months Ending March 31, 2002 and 2001 (continued)

Net Interest Income. Net interest income increased to $4.52 million for the nine months ended March 31, 2002 from $3.99 million for the nine months ended March 31, 2001. This increase of $530,000 was the result of an increase in interest and dividend income of $120,000 and a decrease in interest expense of $410,000.

Interest and Dividend Income. Total interest and dividend income was $8.43 million for the nine months ended March 31, 2002, compared to $8.31 million for the same period ended March 31, 2001, representing an increase of $120,000, or 1.44%. Interest and fees on loans increased to $6.91 million for 2002 from $6.85 million for 2001. This increase of $60,000, or 0.87%, was due primarily to an increase in the average balances of loans receivable for the nine months ended March 31, 2002. Average balances for loans receivable, net, for this period were $117.22 million, compared to $113.01 million for the previous year. This is an increase of $4.21 million, or 3.72%. The average interest rate earned on loans receivable decreased by 22 basis points, to 7.86% from 8.08%. Interest and dividends on investment securities available-for-sale (AFS) increased to $1.08 million for the nine months ended March 31, 2002 from $887,000 for the same period ended March 31, 2001, while interest on securities held to maturity (HTM) decreased from $434,000 to $238,000. Most new purchases of securities are placed in the AFS portfolio, and the HTM portfolio will likely continue to shrink as the securities in it mature. Interest earned from deposits held at other banks increased to $139,000 for the nine months ended March 31, 2002 from $74,000 for the nine months ended March 31, 2001 due primarily to higher average balances in these accounts due to increased liquidity from deposit growth and higher loan sale volume.

Interest Expense. Total interest expense decreased to $3.92 million for the nine months ended March 31, 2002 from $4.33 million for the nine months ended March 31, 2001, a decrease of $410,000, or 9.46%, due to the decrease in interest paid on deposits. Interest on deposits decreased to $3.42 million for the nine months ended March 31, 2002 from $3.83 million for the nine months ended March 31, 2001. This decrease of $410,000, or 10.70%, was the result of a decrease in average rates paid on deposit accounts despite higher balances on deposit accounts. Money market accounts accounted for the largest gain in balances during the period from March 31, 2001 to March 31, 2002. Average balances in money market accounts increased from $14.80 million at March 31, 2001 to $22.48 million at March 31, 2002. The average rate paid on money market accounts decreased, from 4.02% to 2.97%. Average rates paid on all interest-bearing deposits declined from 2001 to 2002, with the average rate paid on all liabilities dropping by 78 basis points from the nine month period ended March 31, 2001 to the nine month period ended March 31, 2002. The cost of deposits is expected to continue to decline in the coming months,

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Nine Months Ending March 31, 2002 and 2001 (continued)

Interest Expense (continued)

as the interest rate on statement savings and passbook accounts will be lowered in May 2002. Interest paid on borrowings showed no change at $500,000 for the nine months ended March 31, 2002 and March 31, 2001.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the nine-month periods ended March 31, 2002 or March 31, 2001. This is a reflection of the continued strong asset quality of American Federal's loan portfolio. Total classified assets increased slightly to $1.56 million at March 31, 2002 from $1.50 million at June 30, 2001. The Bank currently has no foreclosed property.

Noninterest Income. Total noninterest income increased to $1.76 million for the nine months ended March 31, 2002, from $1.14 million for the nine months ended March 31, 2001, an increase of $620,000 or 54.38%. This was the result of an increase in net gain on sale of loans of $678,000. Increased loan originations contributed to the increase in income from sale of loans. Low interest rates over the past year have contributed to unusually high levels of refinancing activity, which will likely decline over the remainder of the year, resulting in lower loan originations and income from the sale of loans. Mortgage loan servicing fees declined to $178,000 for the current nine-month period compared to $220,000 for the previous year's period. An independent valuation of the Bank's mortgage portfolio indicated a temporary decline in the value of the servicing rights in the amount of $58,000. A provision was made to a valuation allowance in that amount. Changes to the valuation allowance for mortgage servicing rights are charged against mortgage loan servicing fees. Demand deposit service charges declined by $18,000 from the previous year due to a decline in the volume of overdraft fees.

Noninterest Expense. Noninterest expense increased by $190,000 or 4.90% to $4.06 million for the nine months ended March 31, 2002, from $3.87 million for the nine months ended March 31, 2001. This increase was primarily due to an increase in amortization of mortgage servicing fees of $161,000 and in salaries and benefits of $80,000. The increase in amortization of mortgage servicing fees was related to increased prepayment activity on mortgage loans, while the

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Nine Months Ending March 31, 2002 and 2001 (continued)

Noninterest expense (continued)

increase in salaries was due to merit raises. These increases were partially offset by decreases of $41,000 in advertising expense and $37,000 in furniture and equipment depreciation. The decrease in advertising expense was due to decreased product promotional advertising, while a portion of the bank's equipment becoming fully depreciated led to the decline in depreciation expense.

Income Tax Expense. Eagle's income tax expense was $771,000 for the nine months ended March 31, 2002, compared to $418,000 for the nine months ended March 31, 2001. The effective tax rate for the nine months ended March 31, 2002 was 34.68% and 33.04% for the nine months ended March 31, 2001.


Liquidity, Interest Rate Sensitivity and Capital Resources

The Company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio average was 20.82% and 17.06% for the months ended March 31, 2002 and March 31, 2001, respectively. Liquidity increased due to growth in deposits and the increased loan sale volume for the period ending March 31, 2002.

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

At December 31, 2001 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, worsened slightly from the previous quarter. The Bank's capital position, when measured against its interest rate risk, remains very strong. The Bank is well within the guidelines set forth by its Board of Directors for interest rate risk sensitivity.

As of March 31, 2002, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2002, the Bank's tangible, core, and risk-based capital ratios amounted to 11.0%, 11.0%, and 20.2%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

                                                       At March 31, 2001
                                                      ------------------
                                                                   % of
                                                       Amount     Assets
                                                      -------     ------
     Tangible capital:
       Capital level ..............................   $19,564     10.96%
       Requirement ................................     2,678      1.50
                                                      -------     -----
       Excess .....................................   $16,886      9.46%
                                                      =======     =====
     Core capital:
       Capital level ..............................   $19,564     10.96%
       Requirement ................................     5,356      3.00
                                                      -------     -----
       Excess .....................................   $13,854      7.96%
                                                      =======     =====
     Risk-based capital:
       Capital level ..............................   $20,242     20.23%
       Requirement ................................     8,003      8.00
                                                      -------     -----
       Excess .....................................   $12,239     12.23%
                                                      =======     =====

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

                                        EAGLE BANCORP

     Date:  May 10, 2002                By: /s/ Larry A. Dreyer
                                            -----------------------
                                            Larry A. Dreyer
                                            President/CEO


     Date:  May 10, 2002                By: /s/ Peter J. Johnson
                                            -----------------------
                                            Peter J. Johnson
                                            Sr. VP/Treasurer