Form 10KSB
period 2002-06-30
EAGLE BANCORP/MT
filed 2002-09-13
CIK 1101146

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  /X/   Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JUNE 30, 2002.

  / /   Transition report under section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from ____________ to ______________.

                         Commission file number: 0-29687
                    .........................................

                                  Eagle Bancorp
.................................................................................
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

     United States                                81-0531318
...................................      ........................................
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1400 Prospect Avenue, Helena, MT                   59601
...................................      ........................................
(Address of principal executive                             (Zip Code)
offices)

Issuer's telephone number:   (406) 442-3080
                             ...................................................

Securities to be registered under Section 12(b) of the Act:

     Title of class                      Name of exchange on which registered

               None                                         N/A
...................................      ........................................

Securities to be registered under Section 12(g) of the Act:

                     Common stock, par value $0.01 per share
.................................................................................
                                (Title of class)

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

Issuer's revenues for its most recent fiscal year are    $13,493,000
                                                       ...............

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price as of September 3, 2002, was $8,442,720.

As of September 3, 2002, there were 1,206,472 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the proxy statements for the annual meeting of stockholders for the fiscal years ended June 30, 2002 and June 30, 2000 and Registration Statement on Form SB-2 filed on December 20, 1999 (Part III).

                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                              FORMAT (CHECK ONE):

                          YES                NO    X
                             ........           ........

                                TABLE OF CONTENTS


    ITEM                                                                                            PAGE
     NO.                                                                                             NO.
             PART I

      1      Description of Business..............................................................   1
      2      Description of Business Properties...................................................   24
      3      Legal Proceedings....................................................................   24
      4      Submission of Matters to a Vote of Security Holders..................................   25

             PART II

      5      Market for Common Equity and Related Stockholder Matters.............................   25
      6      Management's Discussion and Analysis.................................................   25
      7      Financial Statements and Supplementary Data..........................................   32
      8      Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure..............................................................   32

             PART III

      9      Directors and Executive Officers of the Registrant...................................   33
     10      Executive Compensation...............................................................   33
     11      Security Ownership of Certain Beneficial Owners and Management.......................   33
     12      Certain Relationships and Related Transactions.......................................   33
     13      Exhibits List including Consolidated Statements of Financial Condition
                And Reports on Form 8-K...........................................................   33

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

     Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. As of the 2000 census it had a population of 902,000. Helena, where we are headquartered, is the county seat of Lewis and Clark County, which has a population of approximately 55,700 and is located within 120 miles of four of Montana's other five largest cities: Missoula, Great Falls, Bozeman and Butte. It is approximately midway between Yellowstone and Glacier National Parks. Helena is also Montana's state capital. Its economy has shown slow growth, in terms of both employment and income. State government and the numerous offices of the federal government comprise the largest employment sector. Helena also has significant employment in the service industries. Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry. The local economy is also dependent to a lesser extent upon ranching and agriculture. These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

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

     Butte, Montana is approximately 64 miles southwest of Helena. We have one branch in Butte. Butte and the surrounding Silverbow County have a population of approximately 34,600. Butte's population has declined as a result of the decline in the mining , energy, and telecommunications industries, which had afforded many higher paying jobs to residents of Butte and Silverbow County.

     Townsend is the smallest community in which we operate. We have one branch in Townsend. It has a population of about 2,000. Many of its residents commute to other Montana locations for work. Other employment in Townsend is primarily in agriculture and services. Townsend is approximately 32 miles southeast of Helena.

COMPETITION

     We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Until recently Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state's population is approximately 902,000 people, there are approximately 74 credit unions in Montana as well as three federally chartered thrift institutions, and 80 commercial banks as of December 31, 2001. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

LENDING ACTIVITIES

     GENERAL. American Federal Savings Bank primarily originates one- to four-family residential real estate loans and, to a lesser extent commercial real estate loans, real estate construction loans, home equity loans, consumer loans and commercial loans. Commercial real estate loans include loans on multi-family dwellings, loans on nonresidential property and loans on developed and undeveloped land. Home equity loans include loans secured by the borrower's primary residence. Typically, the property securing such loans is subject to a prior lien. Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats. Personal loans and lines of credit are made on deposits held by the Bank and on an unsecured basis. Commercial loans consist of business loans and lines of credit on a secured and unsecured basis.

     LOAN PORTFOLIO COMPOSITION. The following table analyzes the composition of the Bank's loan portfolio by loan category at the dates indicated.

                                                                          AT JUNE 30,
                                                -------------------------------------------------------------------
                                                             2002                                2001
                                                --------------------------------    -------------------------------
                                                                      (DOLLARS IN THOUSANDS)

                                                                   PERCENT OF                         PERCENT OF
                                                     AMOUNT           TOTAL             AMOUNT           TOTAL
                                                     ------           -----             ------           -----
First mortgage loans:
  Residential mortgage (1-4 family)(1)..           $ 66,958           62.90%            $75,962           65.60%
  Commercial real estate................              9,455            8.88%              9,063            7.83%
  Real estate construction..............              2,931            2.76%              1,982            1.71%
                                                   --------         --------            --------         -------
    Total first mortgage loans..........              79,344           74.54%             87,007           75.14%
                                                   --------         --------            --------         -------

Other loans:
  Home equity...........................             14,236           13.37%             15,698           13.56%
  Consumer..............................             10,024            9.42%             10,362            8.95%
  Commercial............................              2,843            2.67%              2,721            2.55%
                                                   --------         --------            --------         -------
    Total other loans...................             27,103           25.46%             28,781           24.86%
                                                   --------         --------            --------         -------
Total loans.............................            106,447          100.00%            115,788          100.00%
                                                    -------         ========             -------         =======

Less:
  Deferred loan fees....................                121                                 122
  Allowance for loan losses.............                703                                 688
                                                   --------                            --------

  Total loans, net......................           $105,623                            $114,978
                                                   ========                            ========

--------------------

(1)  Excludes loans held for sale.


     FEE INCOME. American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and subsequent servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $305,000 and $293,000 for the years ended June 30, 2002 and 2001, respectively. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $95,000 and $93,000 for the years ended June 30, 2002 and 2001, respectively.

     LOAN MATURITY SCHEDULE. The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2002. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted. Loans having no stated maturity, those without a scheduled payment, demand loans and delinquent loans, are shown as due within six months.

                                               WITHIN 6       6 TO 12       1 YEAR TO      2 YEARS TO       OVER 5
                                                MONTHS        MONTHS         2 YEARS         5 YEARS         YEARS         TOTAL
                                                ------        ------         -------         -------         -----         -----
                                                                                 (IN THOUSANDS)

Residential mortgage (1-4 family)(1)                $35         $422           $492          $4,634        $62,728        $68,311
Commercial real estate  ............                  0          383              0           1,346          7,726          9,455
Real estate construction............                127        2,804              0               0              0          2,931
Home equity.........................                  9          941            797           6,645          5,843         14,235
Consumer............................                257          624            721           7,075          1,347         10,024
Commercial .........................                 55        1,145            273             444            926          2,843
                                                     --        -----            ---             ---            ---          -----

      Total Loans(1)................               $483       $6,319         $2,283         $20,144        $78,570       $107,799
                                                   ====       ======         ======         =======        =======       ========

      --------------------

      (1)  Includes loans held for sale.

     The following table sets forth the dollar amount of all loans, at June 30, 2002, due after June 30, 2003, which have pre-determined interest rates and which have floating or adjustable interest rates:


                                                            FIXED            ADJUSTABLE            TOTAL
                                                            -----            ----------            -----
                                                                       (DOLLARS IN THOUSANDS)

     Residential mortgage (1-4 family).......              $62,313            $5,541               $67,854
     Commercial real estate..................                8,954               118                 9,072
     Real estate construction................                    0                 0                     0
     Home equity.............................                9,073             4,212                13,285
     Consumer................................                8,745               398                 9,143
     Commercial..............................                1,229               414                 1,643
                                                             -----               ---                 -----

     Total(1)................................              $90,314           $10,683              $100,997
                                                           =======           =======              ========

     Percent of total........................                89.42%            10.58%               100.00%

--------------------

(1) Due after June 30, 2003.

      The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated.

                                                                   FOR THE YEARS ENDED JUNE 30,
                                                                  2002                      2001
                                                                  ----                      ----
                                                                       (IN THOUSANDS)

      Net loans receivable at beginning of                      $118,011                  $108,308
        Period(1):.................................

      Loans originated:
        Residential mortgage (1-4 family)..........               86,685                    55,170
        Commercial real estate ....................                3,068                     2,580
        Real estate construction...................                9,401                     4,343
        Home equity................................                8,694                     9,038
        Consumer...................................                6,856                     6,834
        Commercial loans...........................                1,446                     1,826
                                                                --------                  --------

               Total loans originated..............              116,150                    79,791
                                                                 -------                    ------

      Loans sold:
        Whole loans................................               70,246                    33,435
        Participations.............................                    0                         0
                                                                --------                  --------

               Total loans sold....................               70,246                    33,435
                                                                --------                  --------

      Principal repayments.........................               56,926                    36,677

      Allowance for losses decrease (increase).....                  (14)                       24

      Net loan increase (decrease).................              (11,036)                    9,703
                                                                --------                  --------

      Net loans receivable at end of period........             $106,975                  $118,011
                                                                ========                  ========

--------------------

(1)  Includes loans held for sale.

      RESIDENTIAL LENDING. American Federal Savings Bank's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in American Federal's market area. Approximately 62.90% of the bank's loans as of June 30, 2002 were comprised of such loans. American Federal Savings Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by American Federal, whether fixed rate or adjustable rate, can have a term of up to 30 years. American Federal Savings Bank holds substantially all of its adjustable rate and its 8, 10 and 12 year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank's fixed rate 15-year loans are held in portfolio or sold in the secondary market depending on market conditions. All 30 year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

      American Federal Savings Bank obtains a significant portion of its noninterest income from servicing loans sold. American Federal Savings Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower's payments and send them to the purchaser. The retention of servicing enables American Federal Savings Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $305,000 for the year ended June 30, 2002. At June 30, 2002, American Federal Savings Bank had $141.67 million in loans sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

      HOME EQUITY LOANS. American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers' primary real estate, but are typically subject to a prior lien, which may or may not be held by the Bank. At June 30, 2002, $14.24 million or 13.37% of our total loans, were home equity loans. Borrowers may use the proceeds from the Bank's home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as wells as variable rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than fifteen years.

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

      COMMERCIAL REAL ESTATE. American Federal Savings Bank originates commercial real estate mortgage loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate loans make up 8.88% of the Bank's total loan portfolio, or $9.46 million at June 30, 2002. The majority of these loans are non-residential commercial real estate loans. American Federal Savings Bank's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $120,000 and is typically made with fixed rates of interest with five to 15 year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within the market area of the Bank and all are within the state of Montana. American Federal Savings Bank's largest single commercial real estate loan had a balance of approximately $1,581,000 on June 30, 2002, and was secured by a commercial building. This loan contains a 90 percent government guaranty under the USDA Rural Development Program.

      REAL ESTATE CONSTRUCTION LENDING. American Federal Savings Bank also lends funds for the construction of one- to four-family homes. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for speculative purposes. Real estate construction loans accounted for $2.93 million or 2.76% of American Federal's loan portfolio at June 30, 2002.

      CONSUMER LOANS. As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank has made significant efforts to grow its consumer lending portfolio. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank. As of June 30, 2002, consumer loans totaled $10.02 million or 9.42% of the Bank's total loan portfolio. These loans consist primarily of auto loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank's market area and generally have maturities of up to 7 years. For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

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

      COMMERCIAL LOANS. Commercial loans amounted to $2.84 million, or 2.67% of the Bank's total loan portfolio at June 30, 2002. American Federal Savings Bank's commercial loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial loan portfolio amounts to only 2.67% of the total portfolio at June 30, 2002, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

      LOANS TO ONE BORROWER. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of June 30, 2002, our largest aggregation of loans to one borrower was $1,581,470, consisting of one loan secured primarily by commercial real estate. This was well below our federal legal lending limit to one borrower of approximately $3.11 million at such date. At June 30, 2002, this loan was current.

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

      After receiving a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyze the loan applications and the property involved. Officers and branch managers are granted lending authority based on the kind of loan types where they possess expertise and their level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. A quorum of the board of directors is required for approval of any loan, or aggregation of loans to a single borrower, more than $950,000.

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

      LOAN COMMITMENTS. We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate. The total amount of our commitments to extend credit as of June 30, 2002, was approximately $2.29 million.

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

      For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2002, American Federal Savings Bank had no real estate owned.

      Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2002, we had $516,000 of loans that were non-performing and held on non-accrual status.

      DELINQUENT LOANS. The following table provides information regarding the Bank's loans that are delinquent 30 to 89 days at June 30, 2002:

                                                                    PERCENTAGE OF TOTAL
                                        NUMBER         AMOUNT        DELINQUENT LOANS
                                        ------         ------        ----------------
                                                   (DOLLARS IN THOUSANDS)
      Loan Type:
       Mortgage (1-4 family)....          11            $759               71.60%
      Commercial Real Estate               1               5                0.47
       Consumer.................          27             262               24.72
       Commercial...............           2              34                3.21
                                           -              --                ----

       Total....................          41          $1,060              100.00%
                                          ==          ======              =======


      NON-PERFORMING ASSETS. The following table sets forth information regarding American Federal Savings Bank's non-performing assets as of the dates indicated. The Bank does not have any troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards No. 114.

                                                                      AT JUNE 30,
                                                       --------------------------------------
                                                             2002                  2001
                                                       ------------------    ----------------
                                                                 (DOLLARS IN THOUSANDS)

      Non-accrual loans............................          $516                  $408
      Accruing loans delinquent 90 days or more....           227                    91
      Real estate owned............................             0                     0
                                                             ----                     -

      Total........................................          $743                  $499
                                                             ====                  ====

      Total non-performing loans as a percentage of
      total loan portfolio.........................          0.70%                 0.43%

      Percentage of total assets...................          0.40%                 0.30%

      The increase in non-accrual loans during the year ended June 30, 2002, was attributable primarily to $182,000 in residential loans which were placed in non-accrual status. Subsequent to yearend, $68,000 of the non-accrual residential loans paid off. During the year ended June 30, 2002, American Federal Savings Bank had no foreclosures.

      During the year ended June 30, 2002, approximately $26,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. This amount was not included in the Bank's interest income for the period.

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

                                                                   AT JUNE 30,
                                                    --------------------------------------
                                                           2002                  2001
                                                    ------------------     ---------------
                                                                 (IN THOUSANDS)
      Residential mortgages
        (1-4 family):
         Special mention....................                 235                   0
         Substandard........................                 756                 983
         Doubtful...........................                   0                   0
         Loss...............................                   0                   0

      Commercial Real Estate:
         Special mention....................                 345                  49
         Substandard........................                   0                   0
         Doubtful...........................                   0                   0
         Loss...............................                   0                   0

      Home equity loans:
         Special mention....................                   0                   0
         Substandard........................                 223                 220
         Doubtful...........................                   0                   0
         Loss...............................                   6                   0

      Consumer loans:
         Special mention....................                   0                   0
         Substandard........................                  63                  43
         Doubtful...........................                   0                   0
         Loss...............................                  18                  23

      Commercial loans:
         Special mention....................                   0                 157
         Substandard........................                  11                  20
         Doubtful...........................                   0                   0
         Loss...............................                   3                   5

      Real estate owned:
         Special mention....................                   0                   0
         Substandard........................                   0                   0
         Doubtful...........................                   0                   0
         Loss...............................                   0                   0
                                                          ------              ------

      Total classified loans and real
      estate owned..........................              $1,660              $1,500
                                                          ======              ======

      ALLOWANCE FOR LOAN LOSSES AND REAL ESTATE OWNED. American Federal Savings Bank segregates its loan portfolio for loan losses into the following broad categories: residential mortgages (1-4 family), commercial real estate, real estate construction, commercial loans, home equity loans and consumer loans. American Federal Savings Bank provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based on historical analyses and other factors. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products;

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

      Provisions for losses are charged against earnings in the period they are established. We had $703,000 in allowances for loan losses at June 30, 2002.

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

      The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

                                                                    FOR YEARS ENDED JUNE 30,
                                                             -----------------------------------
                                                                   2002                 2001
                                                             -----------------    --------------
                                                                    (DOLLARS IN THOUSANDS)

      Balance at beginning of period.................               $688               $712
                                                                     ---                ---
      Loans charged-off..............................                (27)               (43)
      Recoveries.....................................                 35                 19
                                                                      --                 --
      Net loan recoveries (charge-offs)..............                  8                (24)
      Provision for possible loan losses.............                  0                  0
      Transfer from interest reserve                                   7                  0
                                                                       -                  -

      Balance at end of period.......................               $703               $688
                                                                    ====               ====

      Allowance for loan losses to total loans.......               0.67%              0.60%

      Allowance for loan losses to total non-
        performing loans.............................              94.62%            137.88%

      Net recoveries (charge-offs) to average loans
        outstanding during the period................               0.01%             (0.02)%

      The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

                                                                                AT JUNE 30,
                                     ---------------------------------------------------------------------------------------------
                                                          2002                                               2001
                                     -------------------------------------------   -----------------------------------------------

                                                                     LOANS IN                                         LOANS IN
                                                   PERCENTAGE OF       EACH                        PERCENTAGE OF        EACH
                                                    ALLOWANCE TO    CATEGORY TO                     ALLOWANCE TO     CATEGORY TO
                                       AMOUNT     TOTAL ALLOWANCE   TOTAL LOANS       AMOUNT      TOTAL ALLOWANCE    TOTAL LOANS
                                       ------     ---------------   -----------       ------      ---------------    -----------
                                                                        (DOLLARS IN THOUSANDS)
First Mortgage Loans :
  Residential mortgage (1-4
    family).......................      $150             21.34%        62.90%          $191            27.76%            65.60%
  Commercial real estate..........       262             27.62          8.88            190            27.62              7.83
  Real estate construction........         2              0.28          2.75              1             0.15              1.71
                                         ---             -----         -----           ----            -----             -----
          Total mortgage loans....       414             55.53         74.53            382            55.53             75.14
                                         ---             -----         -----           ----            -----             -----

Other loans:
  Home equity.....................       167             23.76         13.38            165            23.98             13.56
  Consumer........................        94             13.37          9.42            111            16.13              8.95
  Commercial......................        28              3.98          2.67             30             4.36              2.35
                                         ---             -----         -----           ----            -----             -----
          Total other loans.......       289             44.47         25.46            306            44.47             24.86
                                         ---             -----         -----           ----            -----             -----

          Total...................      $703            100.00%       100.00%          $688           100.00%           100.00%
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

      Eagle maintains liquid assets that may be invested in specified short-term securities and other investments. Liquidity levels may be increased or decreased depending on the yields on investment alternatives. They may also be increased based on management's judgment as to the attractiveness of the yields then available in relation to other opportunities. Liquidity levels can also change based on management's expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. Eagle maintains an investment securities portfolio and a mortgage-backed securities portfolio as part of its investment portfolio.

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

      Our investment policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high-risk mortgage derivative products (as defined within the policy) without prior approval from the board of directors. Management must demonstrate the business advantage of such investments. In addition, the policy limits the maximum amount of the investment in a specific investment category. We do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments, except certain financial instruments designated as cash flow hedges related to loans committed to be sold in the secondary market. Further, Eagle does not invest in securities which are not rated investment grade.

      The board through its asset liability committee has charged the Chief Financial Officer to implement the investment policy. All transactions are reported to the board of directors monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

      INVESTMENT SECURITIES. We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. At June 30, 2002, our investment securities were U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Investment securities held-to-maturity represented 7.17% of Eagle's total investment portfolio. Securities available-for-sale totaled 92.83% of Eagle's total investment portfolio.

      CORPORATE DEBT. We also invest in corporate securities. Corporate bonds may offer a higher yield than a U.S. Treasury security of comparable duration. These debt instruments also may have a higher risk of default due to adverse change in the creditworthiness of the issuer. Our policy limits investments in corporate bonds to securities rated investment grade or better.

      MORTGAGE-BACKED SECURITIES AND SMALL BUSINESS ADMINISTRATION LOAN POOLS. We invest in mortgage-backed securities to provide earnings, liquidity, cash flows and diversification to our overall balance sheet. These mortgage-backed securities are classified as either available-for-sale or held-to-maturity. These securities are participation certificates issued and guaranteed by the Government National Mortgage Association, Freddie Mac and Fannie Mae and secured by interests in pools of mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus on investments in mortgage-backed securities secured by single-family mortgages. Expected maturities will differ from the maturities actually set forth in the loans in the pools due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

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

      COLLATERALIZED MORTGAGE OBLIGATIONS. We also invest in collateralized mortgage obligations, issued or sponsored by Fannie Mae and Freddie Mac, or a private issuer that possesses one of the three highest rating categories by a nationally recognized statistical rating firm. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche may carry prepayment risk, which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to protect ourselves to a degree from reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage-backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Eagle's investment policy requires that a pre-purchase analysis be performed and documented in investment portfolio records. At June 30, 2002, 31.49% of our investment portfolio (exclusive of interest-bearing-deposits with banks) consisted of collateralized mortgage obligations.

      OTHER SECURITIES. Equity securities owned consist of a $1.59 million investment in Federal Home Loan Bank of Seattle common stock as of June 30, 2002. As a member of the Federal Home Loan Bank of Seattle, ownership of Federal Home Loan Bank of Seattle common shares is required. The remaining securities and deposits provide diversification and complement our overall investment strategy.

      The following table sets forth the carrying value of Eagle's investment and mortgage-backed securities portfolio at the dates indicated.

                                                                                AT JUNE 30,
                                                          ------------------------------------------------------
                                                                     2002                          2001
                                                          ----------------------------    ----------------------

                                                              BOOK       PERCENTAGE       BOOK        PERCENTAGE
                                                             VALUE        OF TOTAL        VALUE        OF TOTAL
                                                             -----        --------        -----        --------
                                                                          (DOLLARS IN THOUSANDS)
Securities available-for-sale, at fair value:
U.S. Government and agency obligations...........           $7,034         11.09%           $4,610       13.33%
Corporate obligations............................            8,726         13.76             7,306       21.12
Municipal obligations............................            4,291          6.77             4,245       12.27
Collateralized mortgage obligations..............           17,013         26.83             1,186        3.43
Mortgage-backed securities.......................            6,570         10.36             4,103       11.86
Mutual Funds.....................................            4,575          7.22                 0        0.00
Corporate preferred stock........................            1,945          3.07               154        0.45
                                                             -----          ----               ---        ----

Total securities available-for-sale..............           50,154         79.10            21,604       62.46
                                                            ------         -----            ------       -----

Securities held-to-maturity, at book value:

U.S. Government and Agency obligations...........            1,355          2.14             1,396        4.04
Mortgage-backed securities.......................            2,521          3.98             4,096       11.84
Municipal obligations............................                0          0.00             1,079        3.12
                                                                 -          ----             -----        ----

 Total securities held-to-maturity...............            3,876          6.11             6,571       19.00
                                                             -----          ----             -----       -----

Total securities.................................           54,029         85.22            28,175       81.46
                                                            ------         -----            ------       -----

Interest-bearing deposits........................            7,786         12.28             4,925       14.24

Federal Home Loan Bank capital stock, at cost....            1,586          2.50             1,487        4.30
                                                             -----          ----             -----        ----

Total............................................          $63,402        100.00%          $34,587      100.00%
                                                           =======        ======           =======      ======

      The following table sets forth information regarding the carrying values, weighted average yields and maturities of Eagle's investment and mortgage-backed securities portfolio at June 30, 2002.

                                                                                    AT JUNE 30, 2002
                                              ------------------------------------------------------------------------------------
                                                   ONE YEAR OR LESS            ONE TO FIVE YEARS           MORE THAN FIVE YEARS
                                                   ----------------            -----------------           --------------------

                                                             ANNUALIZED                   ANNUALIZED                    ANNUALIZED
                                                              WEIGHTED                     WEIGHTED                      WEIGHTED
                                               CARRYING       AVERAGE        CARRYING       AVERAGE        CARRYING       AVERAGE
                                                 VALUE         YIELD          VALUE          YIELD          VALUE          YIELD
                                                 -----         -----          -----          -----          -----          -----
                                                                            (DOLLARS IN THOUSANDS)

Securities available-for-sale:
U.S. Government and agency
  obligations..............................         $0          0.00%        $3,095           4.47%         $3,939         3.15%
Corporate obligations......................      3,277          6.43          5,449           5.52               0         0.00
Municipal obligations......................          0          0.00              0           0.00           4,291         6.91
Collateralized mortgage obligations........          0          0.00              0           0.00          17,013         4.68
Mortgage-backed securities.................        140          7.01            126           7.06           6,304         4.70
Corporate preferred stock..................          0          0.00              0           0.00           1,945         6.92
Mutual fund................................          0          0.00              0           0.00           4,575         3.15
                                                     -                            -                          -----

Total securities available-for-sale........      3,417          6.45          8,670           5.17          38,067         4.71
                                               -------                       ------                        -------

Securities held-to-maturity:
U.S. Government and agency obligations.....          0          0.00              0           0.00               0         0.00
Mortgage-backed securities.................          0          0.00            656           6.29           1,865         5.96
Municipal obligations......................        321          5.87            201           5.80             833         6.05
                                               -------                       ------                        -------

Total securities held-to-maturity..........        321          5.87            857           6.18           2,698         5.99
                                                   ---                          ---                         ------

Total securities...........................      3,738          6.40          9,527           5.26          40,765         4.79
                                               -------                       ------                        -------

Interest-bearing deposits..................      7,786          1.84              0           0.00               0         0.00
                                               -------                       ------                        -------

Federal Home Loan Bank capital stock.......          0          0.00              0           0.00           1,586         6.00
                                               -------                       ------                        -------

Total......................................    $11,524          3.65%        $9,527           5.26%        $42,351         4.79%
                                               =======                       ======                        =======


                                             ------------------------------------------------
                                                      TOTAL INVESTMENT SECURITIES
                                                      ---------------------------

                                                                           ANNUALIZED
                                                            APPROXIMATE     WEIGHTED
                                                 CARRYING      MARKET        AVERAGE
                                                  VALUE        VALUE          YIELD
                                                  -----        -----          -----

Securities available-for-sale:
U.S. Government and agency
  obligations..............................      $ 7,034       $7,034         3.73%
Corporate obligations......................        8,726        8,726         5.86
Municipal obligations......................        4,291        4,291         6.91
Collateralized mortgage obligations........       17,013       17,013         4.68
Mortgage-backed securities.................        6,570        6,570         4.80
Corporate preferred stock..................        1,945        1,945         6.92
Mutual fund................................        4,575        4,575         3.15
                                                 -------       -------

Total securities available-for-sale........      5 0,154       5 0,154         4.91
                                                 -------       -------

Securities held-to-maturity:
U.S. Government and agency obligations.....            0             0        0.00
Mortgage-backed securities.................        2,521         2,611        6.05
Municipal obligations......................        1,355         1,392        5.97
                                                 -------       -------

Total securities held-to-maturity..........        3,876         4,003        6.02
                                                 -------       -------

Total securities...........................       54,030        54,157        4.99
                                                 -------       -------

Interest-bearing deposits..................        7,786         7,786        1.84
                                                 -------       -------

Federal Home Loan Bank capital stock.......        1,586         1,586        6.00
                                                 -------       -------

Total......................................      $63,402       $63,529        4.63%
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

      Deposits are obtained primarily from residents of Helena, Bozeman, Butte and Townsend. We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates and convenient locations and service hours. We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising and sales training and incentive programs for employees. We do not utilize the services of deposit brokers and management believes that non-residents of Montana hold an insignificant number of deposit accounts.

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

      Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, passbook and statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $102.72 million or 67.76% of the Bank's deposits at June 30, 2002 ($81.78 million or 53.94% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, will result in an increase in our cost of funds.

      The following table sets forth American Federal's distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

                                                                                 AT JUNE 30,
                                           ----------------------------------------------------------------------------------------
                                                            2002                                           2001
                                           ---------------------------------------     --------------------------------------------

                                                                       WEIGHTED                                         WEIGHTED
                                                           PERCENT      AVERAGE                         PERCENT          AVERAGE
                                              AMOUNT       OF TOTAL      RATE             AMOUNT        OF TOTAL          RATE
                                              ------       --------      ----             ------        --------          ----
                                                                            (DOLLARS IN THOUSANDS)

Noninterest checking...............           $6,835         4.51%       0.00%            $6,486           4.84%          0.00%
Passbook and statement savings.....           22,465        14.82        1.50             20,688          15.43           3.00
NOW account/Interest bearing
  Checking.........................           24,909        16.43        0.60             22,536          16.81           1.00
Money market accounts..............           27,569        18.18        2.27             17,399          12.98           3.78
                                              ------        -----                         ------          -----

Total..............................           81,778        53.94        1.36             67,109          50.06           2.24
                                              ------        -----                         ------          -----

Certificates of deposit accounts:
   IRA certificates................           20,942        13.81        5.00             18,646          13.91           5.05
   Step-rate certificates..........                0         0.00        0.00              1,724           1.29           5.16
   Other certificates..............           48,885        32.25        3.63             46,571          34.74           5.69
                                              ------        -----                         ------          -----
Total certificates of deposit......
                                              69,827        46.06        4.04             66,941          49.94           5.50
                                              ------        -----                         ------          -----

    Total deposits.................         $151,605       100.00%       2.59%          $134,050         100.00%          3.72%
                                            ========       ======                       ========         ======

      The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2002, for the maturity dates indicated:

                                            CERTIFICATE OF DEPOSIT MATURITIES AS OF JUNE 30, 2002
                      ---------------------------------------------------------------------------------------------------
                                                                (IN THOUSANDS)

                                                                                          AFTER
                         JUNE 30,            JUNE 30,             JUNE 30,               JUNE 30,
                           2003                2004                 2005                   2005                TOTAL
                           ----                ----                 ----                   ----                -----

2.01-4.00%               $30,899              $2,169                 $543                   $59                $33,670
4.01-6.00%                21,673               9,629                  620                 1,366                 33,288
6.01-8.00%                 1,756                 514                  421                   178                  2,869
                           -----                 ---                  ---                   ---                  -----
Total........            $54,328             $12,312               $1,584                $1,603                $69,827
                         =======             =======               ======                ======                =======

      The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2002:

                                    JUMBO CERTIFICATES BY MATURITY
        --------------------------------------------------------------------------------------
                       MATURITY PERIOD                                        AMOUNT
                                                                          (IN THOUSANDS)
        3 months or less..........................                          $3,042
        Over 3 to 6 months........................                           1,851
        Over 6 to 12 months.......................                           3,466
        Over 12 months............................                           3,293
                                                                             -----

                  Total...........................                         $11,652
                                                                           =======

         The following table sets forth the net changes in deposit accounts for the periods indicated:


                                                                   YEAR ENDED JUNE 30,
                                                  ------------------------------------------------------
                                                           2002                          2001
                                                  ------------------------      ------------------------
                                                                 (DOLLARS IN THOUSANDS)
        Opening balance...................                 $134,050                   $124,513
        Deposits (Withdrawals), Net.......                   13,373                      4,575
        Interest credited.................                    4,182                      4,962
                                                              -----                      -----

        Ending balance....................                 $151,605                   $134,050
                                                           ========                   ========

        Net increase......................                  $17,555                     $9,537

        Percent increase..................                    13.10%                      7.66%

        Weighted average cost of
          deposits during the period......                     3.23%                      4.01%

        Weighted average cost
           of deposits at end of period...                     2.59%                      3.72%

      Our depositors are primarily residents of the state of Montana. We have no brokered deposits.

      BORROWINGS. Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from the Federal Home Loan Bank of Seattle to supplement our supply of lendable funds and to meet deposit withdrawal requirements.

      The following table sets forth information concerning our borrowing from the Federal Home Loan Bank of Seattle at the end of, and during, the periods indicated:

                                                                    AT OR FOR THE YEAR ENDED JUNE 30,
                                                             ----------------------------------------------
                                                                    2002                         2001
                                                             -------------------         ------------------
                                                                          (DOLLARS IN THOUSANDS)

Advances from Federal Home Loan Bank:
  Average balance...................................               $10,331                     $10,836
  Maximum balance at any month-end..................                11,436                      12,174
  Balance at period end.............................                 9,344                      11,444

  Weighted average interest rate during the period..                  6.24%                       6.24%
  Weighted average interest rate at period end......                  6.20%                       6.15%

SUBSIDIARY ACTIVITY

      We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except for American Federal Savings Bank, the wholly owned subsidiary of Eagle Bancorp.

PERSONNEL

      As of June 30, 2002, we had 70 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

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

      REGULATORY CAPITAL REQUIREMENTS. Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three capital standards. The standards for capital adequacy are tangible capital equal to 1.5% of adjusted total assets, core capital (leverage ratio) equal to at least 4% of total adjusted assets, and risk-based capital equal to 8% of total risk-weighted assets. In order to be deemed "Well Capitalized", OTS rules require a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6%, and a total risk-based ratio of at least 10%. American Federal's capital ratios at June 30, 2002 are set forth below.

                                                        ACTUAL             FOR CAPITAL ADEQUACY PURPOSES
                                                AMOUNT          RATIO           AMOUNT          RATIO
                                                ------          -----           ------          -----
                                                                 (DOLLARS IN THOUSANDS)

        Tangible......................          $20,060         10.96%         $2,744           1.5%
        Leverage......................           20,060         10.96           7,318           4.0
        Tier 1 risk-based.............           20,060         19.03           4,217           4.0
        Total risk-based..............           20,736         19.67           8,434           8.0

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

      Office of Thrift Supervision regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it is in need of more than the normal supervision has the greatest amount of flexibility for determining dividends. Such institutions can, after prior notice but without the approval of the Office of Thrift Supervision, make capital distributions during a calendar year. These distributions can be equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its excess capital divided by its fully phased-in capital requirements at the beginning of the calendar year. At the institution's discretion, dividends can also be 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior regulatory notice. As of June 30, 2002, American Federal Savings Bank had this level of flexibility with respect to dividends.

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

      FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their checking, NOW and Super NOW checking accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the Office of Thrift Supervision liquidity requirements.

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

      The revisions to the Internal Revenue Code in 1996 also provided that all thrift institutions must generally recapture any "applicable excess reserves" into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution's applicable excess reserves equals the excess of the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. These are known as pre-1988 reserves. American Federal Savings Bank will be required to recapture $105,000 of remaining applicable excess reserve as of June 30, 2002.

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

                                                                           Net Book
                                                                            Value At
                                                                            June 30,        Square
                Location                  Address            Opened           2002         Footage
                --------                  -------            ------           ----         -------

         Helena Main              1400 Prospect Ave.          1997       $4,788,144         32,304
          Office                  Helena, MT  59601

         Helena Downtown          28 Neill Ave.               1987         $351,678          1,391
          Satellite Branch        Helena, MT  59601

         Butte Office             3401 Harrison Ave.          1979         $574,497          3,890
                                  Butte, MT  59701

         Bozeman Office           606 North Seventh           1980         $543,328          5,886
                                  Bozeman, MT  59715

         Townsend Office          416 Broadway                1979          $31,162          1,973
                                  Townsend, MT  59644

         As of June 30, 2002, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $6.3 million.

ITEM 3.  LEGAL PROCEEDINGS.

         American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal. There were no lawsuits pending or known to be contemplated against American Federal Savings Bank at June 30, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2002.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock is traded on the OTC Bulletin Board under the symbol "EBMT." At the close of business on June 30, 2002, there were 1,208,172 shares of common stock outstanding, held by approximately 600 shareholders of record. Eagle Financial MHC, Eagle's mutual holding company, held 648,493 shares of the outstanding common stock.

         The high bid and asked prices noted below for the four quarters of fiscal 2001 and the four quarters of the current fiscal year were obtained from the OTC Bulletin Board. The quotations reflect interdealer prices without retail markup, markdown or commission, and may not represent actual transactions.

                                                      HIGH BID       LOW BID
                                                      --------       -------
         Fourth quarter 2002.....................      $20.50        $17.75
         Third quarter 2002......................      $20.00        $15.50
         Second quarter 2002.....................      $16.50        $15.25
         First quarter 2002......................      $16.00        $11.75
         Fourth quarter 2001.....................      $13.75        $10.30
         Third quarter 2001......................      $12.77        $10.75
         Second quarter 2001.....................      $11.00         $9.88
         First quarter 2001......................      $12.00         $8.63

         The closing price of the common stock on June 30, 2002, was $20.00. The company had paid four quarterly dividends during the year, all in the amount of $0.10 per share. Eagle Financial MHC waived receipt of its dividends during the year.


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

GENERAL

      Eagle Bancorp's subsidiary, American Federal Savings Bank, operates as a community savings bank. It raises money by offering FDIC-insured deposit products and lending this money, primarily for the purpose of home financing. As of June 30, 2002, 57.70% of its total loans were residential mortgage loans with fixed rates and 5.20% were residential mortgage loans with adjustable rates. Total first lien mortgage loans at June 30, 2002, were $79.34 million or 74.54% of the total loan portfolio. Other loan products include home equity loans, consumer and commercial loans. These loans totaled $27.10 million or 25.46% of the total loan portfolio.

      The consolidated financial condition and operating results of Eagle are primarily dependent on its wholly owned subsidiary, American Federal Savings Bank. All references to the Company prior to April 4, 2000, except where otherwise indicated, are to the Bank.


ANALYSIS OF NET INTEREST INCOME

      The Bank's earnings have historically depended primarily upon net interest income, which is the difference between interest income earned on loans and investments and interest paid on deposits and any borrowed funds. It is the single largest component of Eagle's operating income. Net interest income is affected by (i) the difference between rates of interest earned on loans and investments and rates paid on interest-bearing deposits and borrowings (the "interest rate spread") and (ii) the relative amounts of loans and investments and interest-bearing deposits and borrowings.

      The following table presents the average balances of and the interest and dividends earned or paid on each major class of loans and investments and interest-bearing deposits and borrowings. Nonaccruing loans are included in balances for all periods. Average balances are daily average balances. The yields and costs include fees, which are considered adjustments to yields.

                                                                       FOR THE YEARS ENDED JUNE 30,
                                             ------------------------------------------------------------------------------
                                                               2002                                    2001
                                             -------------------------------------   --------------------------------------
                                                                       (DOLLARS IN THOUSANDS)
                                                AVERAGE      INTEREST                   AVERAGE     INTEREST
                                                 DAILY          AND        YIELD/        DAILY         AND         YIELD/
                                                BALANCE      DIVIDENDS      RATE        BALANCE     DIVIDENDS       RATE
                                                -------      ---------      ----        -------     ---------       ----
Assets:
  Interest-earning assets:
    Federal Home Loan Bank Stock............      $1,526         $99        6.49%       $1,428            $94       6.58%
    Loans receivable, net...................     114,919       8,987        7.82       114,197          9,207       8.06
    Investment securities...................      38,443       1,904        4.95        28,367          1,751       6.17
    Interest-bearing deposits with banks....       8,049         178        2.21         2,206            117       5.30
                                                   -----         ---        ----         -----            ---       ----
Total interest-earning assets...............     162,937      11,168        6.85       146,198         11,169       7.64
Noninterest-earning assets..................      13,608                                13,824
                                                  ------                                ------
Total assets................................    $176,545                              $160,022
                                                ========                              ========

Liabilities and Equity:
   Interest-bearing liabilities:
    Deposit accounts:
       Money market.........................     $23,513        $651        2.77       $15,209           $602       3.96
       Passbooks............................      21,481         457        2.13        20,426            615       3.01
       Checking.............................      24,050         192        0.80        22,710            250       1.10
       Certificates of deposit .............      67,070       3,103        4.63        63,435          3,650       5.75
       Advances from Federal Home Loan
           Bank.............................      10,331         645        6.24        10,836            676       6.24
                                                  ------         ---        ----        ------            ---       ----
Total interest-bearing liabilities..........     146,445       5,048        3.45       132,616          5,793       4.37
Other noninterest-bearing liabilities.......       2,364                                 2,175
Noninterest checking........................       6,860                                 5,948
                                                   -----                                 -----
Total liabilities...........................     155,669                               140,739
Total equity................................      20,876                                19,283
                                                  ------                              --------

Total liabilities and equity................    $176,545                              $160,022
                                                ========                              ========
Net interest income/interest rate spread(1).                  $6,120        3.40%                      $5,376       3.27%
                                                              ======        =====                      ======       =====
Net interest margin(2)......................                                3.76%                                   3.68%
                                                                            =====                                   =====

Total interest-earning assets to
interest-bearing liabilities................                              111.26%                                 110.24%
                                                                          =======                                 =======

--------------------------

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

                                                                    FOR THE YEAR ENDED JUNE 30,
                                        ------------------------------------------------------------------------------------
                                                                        INCREASE (DECREASE)
                                                                      (DOLLARS IN THOUSANDS)
                                        ------------------------------------------------------------------------------------
                                                     2002 VS. 2001                              2001 VS. 2000
                                                         DUE TO                                    DUE TO
                                                         ------                                    ------
                                            VOLUME        RATE          NET          VOLUME          RATE           NET
                                            ------        ----          ---          ------          ----           ---
Interest earning assets:
  Loans receivable, net............            $57        ($277)       ($220)         $902            $83          $985
  Investment securities............            543         (390)         153          (100)            27           (73)
  Interest-bearing deposits with
     banks.........................            162         (101)          61            56             (1)           55
  Other earning assets.............              6           (1)           5             6             (4)            2
                                               ---           ---           -             -             ---            -
Total interest earning assets......            768         (769)          (1)          864            105           969

Interest-bearing liabilities:
  Passbook, money market and
    checking accounts..............            240         (407)        (167)          (20)           (31)          (51)
  Certificates of deposit..........            199         (746)        (547)          299            353           652
  Borrowings.......................            (31)           0          (31)           47            (20)           27
                                               ----           -          ----           --            ----           --
Total interest-bearing liabilities.            408       (1,153)        (745)          326            302           628
                                               ---       -------        -----          ---            ---           ---

Change in net interest income......           $360         $384         $744          $538          ($197)         $341
                                              ====         ====         ====          ====          ======         ====

                        -------------------------------


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

FINANCIAL CONDITION

      Total assets increased by $17.46 million, or 10.45%, to $184.58 million at June 30, 2002 from $167.12 million at June 30, 2001. Total liabilities increased by $15.46 million, or 10.49%, to $162.88 million at June 30, 2002, from $147.42 million at June 30, 2001. The growth reflects the influx of deposits during the past year.

      Increased liquidity was a constant theme throughout the year ended June 30, 2002. The growth in assets was mainly in the available-for-sale (AFS) investment portfolio, which increased $28.55 million, or 132.18%, to $50.15 million at June 30, 2002 from $21.60 million at June 30, 2001. The residential mortgage loan portfolio experienced higher than normal prepayments throughout the year. This, in conjunction with increased loan sales and large deposit inflows, contributed to increased levels of cash, which was in turn invested in the AFS portfolio. Interest-bearing deposits with banks also experienced a significant increase, to $7.79 million at June 30, 2002 from $4.93 million at June 30, 2001. The loan portfolio decreased $9.36 million, or 8.14% to $105.62 million at June 30, 2002 from $114.98 million at June 30, 2001. The largest component of the decrease was the residential mortgage loan portfolio, which declined $9.00 million from the previous year-end due to the heavy prepayment and refinancing activity during the year. Investment securities held-to-maturity
(HTM) declined to $3.88 million at June 30, 2002 from $6.57 million at June 30, 2001. The majority of new investment securities purchased are placed in the AFS portfolio. This, combined with maturities and principal payments on securities, contribute to the shift from the HTM portfolio to the AFS portfolio.

      The growth in liabilities was primarily attributable to the growth in deposits. Interest-bearing deposits increased to $144.77 million at June 30, 2002 from $127.56 million at June 30, 2001, an increase of $17.21 million, or 13.49%. This increase was the result of increases in all deposit categories. The most significant increase was in money market accounts, which increased to $27.57 million from $17.40 million, an increase of $10.17 million, or 58.45%. These increases were the result of a shift in consumers' funds to insured, short-term accounts from the volatile stock market and due to uncertain economic conditions. This has occurred at financial institutions across the country. Advances from the Federal Home Loan Bank declined to $9.34 million at year-end 2002 from $11.44 million at year-end 2001, a decrease of $2.10 million. This decrease was the result of a $2 million advance maturing during the year.

      Total shareholders' equity was $21.70 million at June 30, 2002, an increase of $2.00 million. This increase was primarily attributable to the net income for the year and the increase in accumulated other comprehensive income that resulted from unrealized gains on securities available-for sale.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING JUNE 30, 2002 AND 2001

      NET INCOME. Eagle's net income was $1.96 million and $1.22 million for the years ended June 30, 2002 and 2001, respectively. This increase of $740,000, or 60.66%, was primarily due to increases in net interest income (before provision for loan losses) of $740,000 and noninterest income of $680,000, partially offset by increases in noninterest expense of $260,000 and income tax expense of $420,000. Basic earnings per share for the year ended June 30, 2002 were $1.68, compared to $1.04 for the year ended June 30, 2001. Diluted earnings per share were $1.65 and $1.03 for 2002 and 2001, respectively.

      NET INTEREST INCOME. Net interest income (before provision for loan losses) increased to $6.12 million for the year ended June 30, 2002, from $5.38 million for the previous year. This increase of $740,000, or 13.75%, was the result of a decrease in interest expense of $740,000. Interest income was $11.17 million for both years.

      INTEREST AND DIVIDEND INCOME. Total interest and dividend income was $11.17 million for the year ended June 30, 2002, which equaled the $11.17 million earned for the year ended June 30, 2001, representing no change. Interest and fees on loans decreased to $8.99 million for 2002 from $9.21 million for 2001. This decrease of $220,000, or 2.39%, was due primarily to a decrease in the average rate on loans receivable for the year ended June 30, 2002. The average interest rate earned on loans receivable decreased by 24 basis points, to 7.82% from 8.06%. Average balances for loans receivable, net, for the year ended June 30, 2002 were $114.92 million, compared to $114.20 million for the previous year. This represents an increase of $0.72 million, or 0.63%. However, at year-end 2002, some loan categories had shown decreases from the prior year-end. Total loans receivable, net, at year-end 2002 were $105.62 million, compared to $114.98 million at year-end 2001. This decrease of $9.36 million, or 8.14% was due primarily to a decrease of $9 million in the residential mortgage portfolio. The other loan categories showed small increases or decreases. Interest and dividends on investment securities available-for-sale
(AFS) increased to $1.61 million for the year ended June 30, 2002 from $1.21 million for year ended June 30, 2001, an increase of $400,000, or 33.06%. This increase was the result of increased balances in the AFS portfolio during the year. Interest earned from deposits at other banks increased to $178,000 for the year ended June 30, 2002 from $117,000 for the year ended June 30, 2001. Higher average balances in these accounts resulted from increased loan sale activity and greater loan refinancing. These increases were partially offset by a decrease in interest and dividends on investments held-to-maturity
(HTM) of $243,000, to $299,000 in 2002 compared to $542,000 in 2001. Lower balances in the HTM category contributed to the decrease.

      INTEREST EXPENSE. Total interest expense decreased to $5.05 million for the year ended June 30, 2002 from $5.79 million for the year ended June 30, 2001, a decrease of $740,000, or 12.78%. Interest on deposits decreased to $4.40 million for the year ended June 30, 2002 from $5.11 million for the year ended June 30, 2001. This decrease of $710,000, or 13.89%, was the result of a decrease on average rates paid despite an increase in balances on deposit accounts. The average cost of deposits dropped 78 basis points, to 3.23% in 2002 from 4.01% in 2001. The decline in interest rates during the year contributed to the decrease in the cost of deposits, as the Company lowered rates on all deposit products during the year. Money market accounts and certificates of deposit showed the largest increase in balances, as well as the largest declines in average rates paid. The average balance of money market accounts increased to $23.51 million for the year ended June 30, 2002, compared to $15.21 million for the year ended June 30, 2001. The average rate paid on money market accounts declined to 2.77% in 2002 from 3.96% in 2001. Average balances on certificates of deposit increased to $67.07 million in 2002 from $63.44 million in 2001. The average rate paid on certificates of deposit declined to 4.63% from 5.75%. A decrease in the average balance of borrowings from the Federal Home Loan Bank resulted in a decrease in interest paid on borrowings to $645,000 for the year ended June 30, 2002 from $677,000 for the year ended June 30, 2001.

      PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by American Federal Savings Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either year ended June 30, 2002 or June 30, 2001. This is a reflection of the continued strong asset quality of the Bank's loan portfolio, as non-performing loan ratios continue to be low. Total classified assets increased to $1.66 million at June 30, 2002 from $1.50 million at June 30, 2001. Total non-performing loans as a percentage of the total loan portfolio was 0.70%. The Bank currently has no foreclosed real estate.

      NONINTEREST INCOME. Total noninterest income increased to $2.33 million for the year ended June 30, 2002, from $1.65 million for the year ended June 30, 2001, an increase of $680,000 or 41.21%. This change was the result of an increase in net gains on sale of loans to $1.11 million for the year ended June 30, 2002 from $420,000 for the year ended June 30, 2001, an increase of $690,000 or 164.29%. This increase was attributable to a record year of mortgage loan originations for the year ended June 30, 2002. Loan originations increased significantly due to the decline in interest rates during the period, which in turn contributed to an increase in the amount of loans prepaid for refinancing purposes. Other increases during the period were mortgage loan servicing fees of $12,000 and net gain on sale of available-for-sale securities of $12,000. Mortgage loan servicing fees increased due primarily to the higher balance of the Company's servicing portfolio. The securities gains were slightly higher due to the decline in interest rates that led to higher market values of the securities. Demand deposit service charges and "other" noninterest income showed minor decreases from the previous year.

      NONINTEREST EXPENSE. Noninterest expense increased by $260,000, or 5.02% to $5.44 million for the year ended June 30, 2002 from $5.18 million for the year ended June 30, 2001. This increase was primarily due to an increase in salaries and employee benefits to $2.97 million for the year ended June 30, 2002 from $2.80 million for the year ended June 30, 2001, an increase of $165,000 or 5.89%. The increase in salaries and benefits was due to normal merit raises and increased retirement plan contribution expense. The management retention stock plan also contributed to the increase. Amortization of mortgage servicing fees increased by $152,000 to $324,000 in the year ended June 30, 2002 from $172,000 in the previous year. The increase in amortization of mortgage servicing rights was attributable to the increased refinancing activity due to the decline in interest rates. As loans prepay at faster rates, servicing assets are written off at faster rates as well. Other increases in noninterest expenses were "other" noninterest expense of $59,000 and data processing expense of $26,000. Other noninterest expense increased due to higher loan expenses, travel expenses, and equipment repair costs. Data processing expense increased due to increased maintenance costs. These increases were partially offset by decreases of $52,000 in advertising expense, $41,000 in furniture and equipment depreciation, $20,000 in legal and accounting fees, and $13,000 in ATM processing expenses. Record activity in loan originations and large deposit inflows led to a decreased need for product advertising. Legal and accounting fees declined as expected, as the previous year was the first full year of being a public company. Lower costs passed on by the Bank's ATM processor led to lower processing expense for ATM and debit cards.

      INCOME TAX EXPENSE. Eagles' income tax expense was $1.04 million for the year ended June 30, 2002, compared to $625,000 for the year ended June 30, 2001. The effective tax rate for the year ended June 30, 2002 was 34.77% as opposed to 33.85% for the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio was 22.17% and 14.98% for the months ended June 30, 2002 and 2001, respectively. The Bank's liquidity increased due to an increase in interest bearing deposits with banks and investments available-for-sale for the year ended June 30, 2002.

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

      Net cash provided by the Company's operating activities, which is primarily comprised of cash transactions affecting net income was $4.30 million for the year ended June 30, 2002 and $(325,000) for the year ended June 30, 2001. The change was primarily a result of a decrease in the amount of loans held for sale.

      Net cash used in the Company's investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $17.26 million for the year ended June 30, 2002, and $6.68 million for the year ended June 30, 2001. The increase in cash used was primarily due to an increase in investment securities available-for-sale of $36.94 million. This was partially offset by proceeds from maturities and principal repayments of investment securities (net of purchases) and the decrease in loans receivable of $8.73 million.

      Net cash provided by the Company's financing activities, which is primarily cash transactions from net increases in deposits and net Federal Home Loan Bank advances, totaled $15.23 million for the year ended June 30, 2002, and $11.88 million for the year ended June 30, 2001. This increase in cash provided was the result of the large increase in deposit accounts compared to the previous year, offset by a decrease in FHLB advances.

      Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on our commitments to make loans and management's assessment of our ability to generate funds.

      At March 31, 2002 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, improved slightly from the previous quarter. It has also improved since the previous year's report. The market value of the Bank's capital position has also improved from the previous quarter and year. The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

         As of June 30, 2002, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2002, the Bank's tangible, core, and risk-based capital ratios amounted to 11.0%, 11.0%, and 19.7%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

         Our financial statements and the accompanying notes, which are found it
Item 7, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Interest rates have a greater impact on our performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". This statement is effective for all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets" which is effective for all fiscal years beginning after December 15, 2001. As such, management believes these pronouncements do not have an affect on the consolidated financial position and results of operations as of June 30, 2002 and for the year then ended.

         In October 2001, the FASB issued Statement 144, "Accounting for the Impairment of Disposal of Long Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement 121. Impairment of goodwill is not included in the scope of Statement 144 and will be treated in accordance with the accounting standards established in Statement 142. Management does not expect adoption to have a material impact on the consolidated financial statements of the Company.

ITEM 7.  FINANCIAL STATEMENTS.

         Eagle Bancorp's audited financial statements, notes thereto, and auditor's reports are found immediately following Part III of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None to report.

                                    PART III

         The information required by Items 9, 10, 11 and 12 of this part is presented in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 17, 2002, which is hereby incorporated by reference into this annual report.


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

      A.      (1)     The following documents are filed as part of this report:
The audited Consolidated Statements of Financial Condition of Eagle Bancorp and subsidiary as of June 30, 2002, and June 30, 2001, and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity, and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor's reports.

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
              11       Computation of per share earnings (incorporated by
                       reference to Note 3 to Notes To Consolidated
                       Statements of Financial Condition dated June 30, 2001)
              21.1     Subsidiaries of Registrant (incorporated by reference to
                       Part I, Subsidiary Activity)
              23.1     Consent of Anderson ZurMuehlen & Co., P.C.
              99       Consolidated Statements of Financial Condition
              99.1     Certification of Chief Executive Officer
              99.2     Certification of Chief Financial Officer

      C.      No reports on Form 8-K.

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

                                     EAGLE BANCORP


                                               /s/
                                     -------------------------------------------
                                     Larry A. Dreyer
                                     President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                               TITLE                                           DATE
----------                               -----                                           ----

         /s/                             President, Chief Executive                    9/11/02
------------------------------------     Officer and  Director (Principal         ------------------
Larry A. Dreyer                          Executive Officer)

         /s/                             Senior Vice President                         9/11/02
------------------------------------     And Treasurer (Principal                 ------------------
Peter J. Johnson                         Financial/Accounting Officer)

         /s/                             Chairman                                      9/11/02
------------------------------------                                              ------------------
Robert L. Pennington

         /s/                             Vice Chairman                                 9/11/02
------------------------------------                                              ------------------
Charles G. Jacoby

         /s/                             Director                                      9/11/02
------------------------------------                                              ------------------
Don O. Campbell

         /s/                             Director                                      9/11/02
------------------------------------                                              ------------------
Teresa Hartzog

         /s/                             Director                                      9/11/02
------------------------------------                                              ------------------
James Maierle

         /s/                             Director                                      9/11/02
------------------------------------                                              ------------------
Thomas P. McCarvel

                            CERTIFICATION PURSUANT TO
                SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002


I, Larry A. Dreyer, Chief Executive Officer, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Eagle Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 13, 2002               /s/  Larry A. Dreyer

                                        Larry A. Dreyer
                                        President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002


I, Peter J. Johnson, Chief Financial Officer, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Eagle Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 13, 2002                   /s/  Peter J. Johnson

                                            Peter J. Johnson
                                            Sr. VP/Treasurer and Chief Financial
                                            Officer