Form 10QSB
period 2002-09-30
EAGLE BANCORP/MT
filed 2002-11-12
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT

        For the transition period from                   to                   .
                                       ----------------    ------------------

                                                  Commission file number 0-29687

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

         1400 Prospect Avenue, Helena, MT 59601
-------------------------------------------------
         (Address of principal executive offices)

         (406) 442-3080
-------------------------------------------------
         (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No[]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share             1,205,172 shares outstanding
--------------------------------------------------------------------------------
                             As of November 8, 2002

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

             Consolidated Statements of Financial Condition as of
             September 30, 2002 (unaudited) and June 30, 2002............1 and 2

             Consolidated Statements of Income for the three
             months ended September 30, 2002 and 2001 (unaudited)........3 and 4

             Consolidated Statements of Stockholders' Equity for the
             three months ended September 30, 2002 (unaudited).................5

             Consolidated Statements of Cash Flows for the three
             months ended September 30, 2002 and 2001 (unaudited)........6 and 7

             Notes to Consolidated Financial Statements .................8 to 13

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................14 to 20

Item 3.    Controls and Procedures............................................21

PART  II.  OTHER INFORMATION

Item 1.    Legal Proceedings..................................................22
Item 2.    Changes in Securities and Use of Proceeds..........................22
Item 3.    Defaults Upon Senior Securities....................................22
Item 4.    Submission of Matters to a Vote of Security-Holders................22
Item 5.    Other Information..................................................22
Item 6.    Exhibits and Reports on Form 8-K...................................22

Signatures ...................................................................23

Certifications Pursuant to Section 302 (a)
  of the Sarbanes-Oxley Act of 2002........................................24-27

                         EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               September 30, 2002  June 30, 2002
                                               ------------------  -------------
                                                  (Unaudited)         (Audited)
ASSETS
Cash and due from banks                          $  3,014,300      $  2,836,853
Interest-bearing deposits with banks                7,886,647         7,786,136
                                                 ------------      ------------
     Total cash and cash equivalents               10,900,947        10,622,989
                                                 ------------      ------------
Investment securities available-for-sale,
     at market value                               58,193,714        50,153,872
Investment securities held-to-maturity,
     at amortized cost                              3,568,632         3,875,124
Federal Home Loan Bank stock, at cost               1,610,100         1,586,200
Mortgage loans held-for-sale                        2,215,846         1,352,121
Loans receivable, net of deferred loan fee
     and allowance for loan losses                103,151,452       105,623,213
Accrued interest and dividends receivable           1,005,851           998,378
Mortgage servicing rights                           1,691,547         1,588,318
Property and equipment, net                         6,245,208         6,291,382
Cash surrender value of life insurance              2,270,510         2,244,453
Real estate acquired in settlement of loans,
     net of allowance for losses                         --                --
Other assets                                          520,428           245,417
                                                 ------------      ------------
     Total assets                                $191,374,235      $184,581,467
                                                 ============      ============

See accompanying notes to consolidated financial statements.

                         EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Continued)

                                              September 30, 2002   June 30, 2002
                                              ------------------   -------------
                                                 (Unaudited)         (Audited)
LIABILITIES
Deposit accounts:
     Noninterest bearing                       $   8,140,067      $   6,835,235
     Interest bearing                            148,905,276        144,769,504
Advances from Federal Home Loan Bank               9,318,889          9,343,889
Accrued expenses and other liabilities             2,664,738          1,929,962
                                               -------------      -------------

     Total liabilities                           169,028,970        162,878,590
                                               -------------      -------------

EQUITY
Preferred stock (no par value, 1,000,000 shares
  authorized, none issued or outstanding)               --                 --
Common stock (par value $0.01per share;
   10,000,000 shares authorized; 1,223,572
    shares issued; 1,206,472 and 1,208,172
    shares outstanding at September 30, 2002
    and June 30, 2002, respectively)                  12,236             12,236
Additional paid-in capital                         3,899,872          3,885,903
Unallocated common stock held by employee
   stock ownership plan ("ESOP")                    (266,848)          (276,048)
Treasury stock, at cost (17,100 and 15,400
    shares at September 30, 2002 and
    June 30, 2002, respectively)                    (214,100)          (180,950)
Retained earnings                                 18,502,225         17,957,601
Accumulated other comprehensive income               411,880            304,135
                                               -------------      -------------
    Total stockholders' equity                    22,345,265         21,702,877
                                               -------------      -------------

    Total liabilities and stockholders' equity  $191,374,235      $ 184,581,467
                                                ============      =============

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended
                                                   -----------------------------
                                                   Sept. 30 (unaudited) Sept. 30
                                                   -----------------------------
                                                     2002                 2001
                                                     ----                 ----
Interest and Dividend Income:
Interest and fees on loans                         $2,070,579         $2,376,020
Interest on deposits with banks                        32,645             66,848
Securites held-to-maturity                             49,320             90,831
Securities available-for-sale                         608,517            303,136
FHLB Stock dividends                                   23,989             28,147
                                                   ----------         ----------
     Total interest and dividend income             2,785,050          2,864,982
                                                   ----------         ----------
Interest Expense:
Deposits                                              978,026          1,224,689
FHLB Advances                                         147,082            178,809
                                                   ----------         ----------
     Total interest expense                         1,125,108          1,403,498
                                                   ----------         ----------
Net Interest Income                                 1,659,942          1,461,484
Loan loss provision                                      --                 --
                                                   ----------         ----------
     Net interest income after loan loss provision  1,659,942          1,461,484
                                                   ----------         ----------
Noninterest income:
Net gain on sale of loans                             309,163            171,118
Demand deposit service charges                        128,860            125,563
Mortgage loan servicing fees                           96,072             15,332
Net gain (loss) on sale of available for sale
  securities                                             --                  --
Other                                                 100,920             92,209
                                                   ----------         ----------
     Total noninterest income                         635,015            404,222
                                                   ----------         ----------

See accompanying notes to consolidated financial statements

                          EAGLE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                                        Three Months Ended
                                                   -----------------------------
                                                   Sept. 30 (unaudited) Sept. 30
                                                   -----------------------------
                                                      2002                2001
                                                      ----                ----
Noninterest expense:
Salaries and employee benefits                       723,224            733,467
Occupancy expenses                                   129,941            113,749
Furniture and equipment depreciation                  53,297             68,144
Inhouse computer expense                              54,836             49,499
Advertising expense                                   33,295             31,526
Amortization of mtg servicing fees                    97,828             68,709
Federal insurance premiums                             6,276              6,126
Postage                                               28,162             29,753
Legal,accounting, and examination fees                26,716             22,992
Consulting fees                                        5,880              7,356
ATM processing                                        11,589             10,561
Other                                                182,711            181,920
                                                  ----------         ----------
     Total noninterest expense                     1,353,755          1,323,802
                                                  ----------         ----------
Income before provision for income taxes             941,202            541,904
                                                  ----------         ----------
Provision for income taxes                           323,820            195,242
                                                  ----------         ----------
Net income                                        $  617,382         $  346,662
                                                  ==========         ==========
Basic earnings per common share                   $     0.53         $     0.30
                                                  ==========         ==========
Diluted earnings per common share                 $     0.52         $     0.29
                                                  ==========         ==========
Weighted average shares outstanding (basic eps)    1,173,041          1,164,857
                                                  ==========         ==========
Weighted average shares outstanding (diluted eps)  1,189,457          1,184,857
                                                  ==========         ==========


See accompanying notes to consolidated financial statements

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Three Months Ended September 30, 2002
                                  (Unaudited)

                                                                                                         ACCUMULATED
                                                     ADDITIONAL               UNALLOCATED                   OTHER
                                 PREFERRED  COMMON    PAID-IN        ESOP      TREASURY      RETAINED   COMPREHENSIVE
                                   STOCK    STOCK     CAPITAL       SHARES       STOCK       EARNINGS       INCOME        TOTAL
                                   -----    -----     -------       ------       -----       --------       ------        -----
Balance, June 30, 2002              $--  $  12,236  $ 3,885,903  $ (276,048)  $ (180,950)  $ 17,957,601   $  304,135  $ 21,702,877
  Net income                         --       --           --          --           --          617,382         --         617,382
  Other comprehensive income         --       --           --          --           --             --        107,745       107,745
                                                                                                                      ------------
    Total comprehensive income       --       --           --          --           --             --           --         725,127
                                                                                                                      ------------
Dividends paid ($.13 per share)      --       --           --          --           --          (72,758)        --         (72,758)
                                                                                                                      ------------
Treasury stock purchased (1,700
   shares @ $19.50/sh)               --       --           --          --        (33,150)          --           --         (33,150)
                                                                                                                      ------------
ESOP shares allocated or committed
   to be released for allocation
   (1,150 shares)                    --       --         13,969       9,200         --             --           --          23,169
                                    ---  ---------  -----------  ----------   ----------   ------------   ----------  ------------
Balance, September 30, 2002         $--  $  12,236  $ 3,899,872  $ (266,848)  $ (214,100)  $ 18,502,225   $  411,880  $ 22,345,265
                                    ===  =========  ===========  ==========   ==========   ============   ==========  ============


See accompanying notes to consolidated financial statements

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                      2002            2001
                                                                                      ----            ----
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $    617,382    $    346,662
   Adjustments to reconcile net income to net cash from operating activities
      Provision for mortgage servicing rights valuation losses                         --            58,433
      Depreciation                                                                  101,295         132,172
      Net amortization of marketable securities premium and discounts               121,982            --
      Amortization of capitalized mortgage servicing rights                          97,828          66,044
      Gain on sale of loans                                                        (309,163)       (171,118)
      FHLB & other dividends reinvested                                             (60,084)        (26,200)
      Increase in cash surrender value of life insurance                            (26,057)        (25,856)
   Change in assets and liabilities:
   (Increase) decrease in assets:
      Accrued interest and dividends receivable                                      (7,473)        (83,515)
      Loans held-for-sale                                                          (548,068)     (1,430,918)
      Other assets                                                                 (275,011)        (94,831)
   Increase (decrease) in liabilities:
      Accrued expenses and other liabilities                                        354,496         589,954
      Deferred compensation payable                                                  12,306           6,242
      Deferred income taxes payable                                                 323,819         (54,735)
                                                                               ------------    ------------
           Net cash provided by (used in) operating activities                      403,252        (687,666)
                                                                               ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of securities:
      Investment securities available-for-sale                                  (10,415,566)     (3,882,047)
   Proceeds from maturities, calls and principal payments:
      Investment securities held-to-maturity                                        303,595         500,112
      Investment securities available-for-sale                                    2,461,397       2,160,335
   Net (increase) decrease in loan receivable, excludes
      transfers to real estate acquired in settlement of loans                    2,270,704      (2,812,060)
   Purchase of property and equipment                                               (55,121)        (10,496)
                                                                               ------------    ------------
           Net cash used in investing activities                                 (5,434,991)     (4,044,156)
                                                                               ------------    ------------

See accompanying notes to consolidated financial statements

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                             Three Months Ended
                                                               September 30,
                                                            2002          2001
                                                            ----          ----
                                                               (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in checking and savings accounts     5,440,605     4,221,168
      Payments on FHLB advances                           (25,000)      (25,000)
      Sale (Purchase) of Treasury Stock                   (33,150)
      Dividends paid                                      (72,758)      (55,507)
                                                       ----------     ---------
          Net cash provided by financing activities     5,309,697     4,140,661
                                                       ----------     ---------
Net increase (decrease) in cash                           277,958      (591,161)
CASH AND CASH EQUIVALENTS, beginning of period         10,622,989     8,352,038
                                                       ----------     ---------
CASH AND CASH EQUIVALENTS, end of period             $ 10,900,947  $  7,760,877
                                                     ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for interest       $  1,131,334  $  1,348,980
                                                     ============  ============
      Cash paid during the period for income taxes   $      1,084  $     76,088
                                                     ============  ============
NONCASH INVESTING ACTIVITIES:
      (Increase) decrease in market value of
        securities available-for-sale                $   (168,572) $   (206,079)
                                                     ============  ============
      Mortgage servicing rights capitalized          $    201,058  $     66,786
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

The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2002.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

                                   September 30, 2002 (Unaudited)                      June 30, 2002 (Audited)
                            --------------------------------------------     --------------------------------------------
                                                GROSS                                           GROSS
                              AMORTIZED       UNREALIZED         FAIR          AMORTIZED      UNREALIZED          FAIR
                                COST         GAINS(LOSSES)       VALUE           COST        GAINS(LOSSES)        VALUE
                                ----         -------------       -----           ----        -------------        -----
Available-for-sale:
  U.S. government and
   agency obligations       $ 6,859,505     $   161,297      $ 7,020,802     $ 6,963,730     $    70,249      $ 7,033,979
  Municipal obligations       4,300,927         109,159        4,410,086       4,301,732         (10,233)       4,291,499
  Corporate obligations       8,029,009         231,001        8,260,010       8,548,317         177,158        8,725,475
  Mortgage-backed
   securities                13,843,244          38,990       13,882,234       6,505,009          64,995        6,570,004
  Mutual Funds                4,611,563           4,608        4,616,171       4,575,378              10        4,575,388
  Collateralized
   mortgage obligations      17,953,011         145,939       18,098,950      16,829,068         183,960       17,013,028
  Corporate preferred
   stock                      1,952,458         (46,997)       1,905,461       1,955,215         (10,716)       1,944,499
                            -----------     -----------      -----------     -----------     -----------      -----------
              Total         $57,549,717     $   643,997      $58,193,714     $49,678,449     $   475,423      $50,153,872
                            ===========     ===========      ===========     ===========     ===========      ===========

Held-to-maturity:
  Municipal obligations     $ 1,353,784     $    67,482      $ 1,421,266     $ 1,354,531     $    37,458      $ 1,391,989
  Mortgage-backed
   securities                 2,214,848          91,045        2,305,893       2,520,593          90,112        2,610,705
                            -----------     -----------      -----------     -----------     -----------      -----------
              Total         $ 3,568,632     $   158,527      $ 3,727,159     $ 3,875,124     $   127,570      $ 4,002,694
                            ===========     ===========      ===========     ===========     ===========      ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

                                               September 30,         June 30,
                                                   2002               2002
                                               (Unaudited)          (Audited)
                                               ------------       ------------
   First mortgage loans:
     Residential mortgage (1-4 family)       $   63,063,771     $   66,958,637
     Commercial real estate                       9,156,505          9,454,674
     Real estate construction                     3,159,484          2,931,032

   Other loans:
     Home equity                                 14,671,430         14,235,907
     Consumer                                    10,697,251         10,023,869
     Commercial                                   3,219,205          2,842,782
                                             --------------     --------------
       Total                                    103,967,646        106,446,901


   Less:
     Allowance for loan losses                     (697,481)          (702,705)
     Deferred loan fees                            (118,713)          (120,983)
                                             --------------     --------------
       Total                                 $  103,151,454     $  105,623,213
                                             ==============     ==============


Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $466,000 and $528,000 at September 30, 2002 and June 30, 2002, respectively. Classified assets, including real estate owned, totaled $1.33 million and $1.66 million at September 30, 2002 and June 30, 2002, respectively.

The following is a summary of changes in the allowance for loan losses:

                                           Three Months Ended      Year Ended
                                               September 30,         June 30,
                                                   2002               2002
                                               (Unaudited)         (Audited)
                                             --------------     --------------
    Balance, beginning of period             $      702,705     $      688,282
      Transfer from interest reserve                      -              6,510
      Provision charged to operations                     -                  -
      Charge-offs                                    (6,871)           (29,390)
      Recoveries                                      1,647             35,303
                                             --------------     --------------
        Balance, end of period               $      697,481     $      702,705
                                             ==============     ==============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4. DEPOSITS

Deposits are summarized as follows:

                                       September 30,           June 30,
                                            2002                 2002
                                        (Unaudited)           (Audited)
                                        -----------         -----------
    Noninterest checking                  8,140,067           6,835,235
    Interest-bearing checking            25,564,201          24,908,989
    Passbook                             22,973,609          22,464,984
    Money market                         27,738,407          27,568,930
    Time certificates of deposit         72,629,059          69,826,601
                                        -----------         -----------
                 Total                  157,045,343         151,604,739
                                        ===========         ===========


NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2002 is computed using 1,173,041 weighted average shares outstanding. Diluted earnings per share is computed by adjusting the number of shares outstanding by the shares purchased to fund the Company's restricted stock plan, for which stock was awarded in January 2001, as determined by the treasury stock method. The weighted average shares outstanding for the diluted earnings per share calculations are 1,189,457 for the three months ended September 30, 2002. Basic earnings per share for the three months ended September 30, 2001 is computed using 1,164,857 weighted average shares outstanding. Diluted earnings per share for the three months ended September 30, 2001 is computed using 1,184,857 weighted average shares outstanding.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid one dividend of $0.13 per share, on August 23, 2002. A dividend of $0.13 per share was declared on October 17, 2002, payable November 15, 2002 to stockholders of record on November 1, 2002. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At the annual meeting held October 19, 2000, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants of up to 80,511 and 23,003 shares, respectively. A stock repurchase program was announced on December 21, 2000, covering 4% of the Company's outstanding common stock, with the intent of meeting the needs of the restricted stock plan. On January 18, 2002, 4,600 shares of the restricted stock plan vested and were distributed to the participants. Through November 8, 2002, 23,000 shares had been repurchased, completing the repurchase program.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7. MORTGAGE SERVICING RIGHTS

The Bank allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained from an independent third party. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. If the carrying value of the mortgage servicing rights exceeds the estimated fair market value, a valuation allowance is established for any decline, which is viewed to be temporary. Charges to the valuation allowance are charged against or credited to mortgage servicing income. Periodic independent valuations of the mortgage servicing rights are performed. As a result of valuations performed on September 30, 2001 and May 31, 2002, a temporary decline in the fair value was determined to have occurred, and a valuation allowance of $21,515 has been established. The following schedules show the activity in the mortgage servicing rights and the valuation allowance.


                                      Three months     Twelve months
                                         ended             ended
                                      September 30,       June 30,
                                          2002              2002
                                      (Unaudited)         (Audited)
                                     -------------     --------------
Mortgage Servicing Rights
    Beginning balance                $ 1,609,833        $ 1,315,819
    Servicing rights capitalized         201,057            618,085
    Servicing rights amortized           (97,828)          (324,071)
                                     -----------        -----------
    Ending Balance                     1,713,062          1,609,833
                                     -----------        -----------
Valuation Allowance
    Beginning balance                     21,515               --
    Provision                               --               21,515
    Adjustments                             --                 --
    Ending balance                        21,515             21,515
                                     -----------        -----------
Net Mortgage Servicing Rights        $ 1,691,547        $ 1,588,318
                                     ===========        ===========

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


Financial Condition

Comparisons of quarterly results in this section are between the three months ended September 30, 2002 and June 30, 2002.

Total assets increased by $6.79 million, or 3.68%, to $191.37 million at September 30, 2002, from $184.58 million at June 30, 2002. Total liabilities increased by $6.15 million to $169.03 million at September 30, 2002, from $162.88 million at June 30, 2002. Total equity increased $650,000 to $22.35 million at September 30, 2002 from $21.70 million at June 30, 2002.

The growth in assets was primarily in the available-for-sale (AFS) investment portfolio, which increased $8.04 million, or 16.03%, to $58.19 million at September 30, 2002 from $50.15 million at June 30, 2002. The investment category with the largest increase was mortgage-backed securities, which increased $7.31 million. The loan portfolio decreased $2.47 million, or 2.34%, to $103.15 million at September 30, 2002 from $105.62 million at June 30, 2002. Continued refinancing activity and the sale of predominantly all new originations contributed to the decline in single-family mortgage loans to $63.06 million at September 30, 2002 from $66.96 million at June 30, 2002. Commercial real estate loans declined slightly, while all other loan

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition (continued)


categories  showed  moderate  increases.  Total loan  originations  were  $32.01 million for the three months ended September 30, 2002, with single family mortgages (including $1.33 million of construction loans) accounting for $25.53 million of the total. Consumer loan and home equity loan originations totaled $2.91 million and $2.61 million, respectively, for the same period. Loans held for sale increased to $2.22 million at September 30, 2002 from $1.35 million at June 30, 2002.

Growth in deposits funded asset growth. Deposits grew $5.44 million, or 3.59%, to $157.05 million at September 30, 2002 from $151.61 million at June 30, 2002. Growth in certificates of deposit and non-interest checking contributed to the increase in deposits. Other deposit types showed modest increases.

The growth in total equity was the result of earnings for the three months of $617,000 and an increase in the unrealized gain on securities available for sale of $108,000. This was partially offset by the payment of a $0.13 per share regular cash dividend.


Results of Operations for the Three Months Ended September 30, 2002 and 2001

Net Income. Eagle's net income was $617,000 and $347,000 for the three months ended September 30, 2002, and 2001, respectively. The increase of $270,000, or 77.81%, was primarily due to increases in noninterest income of $231,000 and net interest income of $198,000, partially offset by increases in noninterest expense of $30,000 and income tax expense of $129,000. Basic earnings per share were $0.53 for the current period, compared to $0.30 for the previous year's period.

Net Interest Income. Net interest income increased to $1.66 million for the quarter ended September 30, 2002 from $1.46 million for the quarter ended September 30, 2001. This increase of $198,000 was the result of a decrease in interest expense of $278,000, partially offset by the decrease in interest and dividend income of $80,000.

Interest and Dividend Income. Total interest and dividend income was $2.78 million for the quarter ended September 30, 2002, compared to $2.86 million for the quarter ended September 30, 2001, representing a decrease of $80,000, or 2.80%. Interest and fees on loans decreased to $2.07 million for the three months ended September 30, 2002 from $2.38 million for the same

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2002 and 2001 (continued)


period ended September 30, 2001. This decrease of $310,000, or 13.03%, was due primarily to the decrease in the average balances of loans receivable for the quarter ended September 30, 2002 and the decline in the average interest rate earned on loans. Average balances for loans receivable, net, for the quarter ended September 30, 2002 were $107.18 million, compared to $119.94 million for the previous year. This represents a decrease of $12.76 million, or 10.64%. All loan categories except real estate construction and commercial loans have shown decreases from the previous year. The average interest rate earned on loans receivable decreased by 19 basis points, from 7.92% at September 30, 2001 to 7.73% at September 30, 2002. Interest and dividends on investment securities available-for-sale (AFS) increased to $609,000 for the quarter ended September 30, 2002 from $303,000 for the same quarter last year. Average balances on investments increased significantly, to $57.66 million for the quarter ended September 30, 2002, compared to $28.01 million for the quarter ended September 30, 2001. The average interest rate earned on investments dropped to 4.57% from 5.63%. Interest on securities held to maturity (HTM) decreased from $91,000 to $49,000 as new purchases are placed in the AFS portfolio. Interest earned from deposits held at other banks decreased to $33,000 for the quarter ended September 30, 2002 from $67,000 for the quarter ended September 30, 2001, due to the significant drop in short-term interest rates.

Interest Expense. Total interest expense decreased to $1.12 million for the quarter ended September 30, 2002, from $1.40 million for the quarter ended
September 30, 2001, a decrease of $278,000, or 19.86%, primarily due to a decrease in interest paid on deposits. Specifically, interest on deposits decreased to $978,000 for the quarter ended September 30, 2002, from $1.22 million for the quarter ended September 30, 2001. This decrease of $246,000, or 20.16%, was the result of a decrease in average rates paid on deposit accounts, despite higher balances. All deposit accounts showed decreases in average rates paid and also had increases in average balances in the current quarter compared to last year's quarter. Money market accounts and certificates of deposit incurred the largest increases in balances. The decline in interest rates over the past year combined with the poor performance of the stock market appears to have caused consumers to invest in safe, short-term insured deposits. Average balances in interest-bearing deposit accounts increased to $146.52 million for the quarter ended September 30, 2002, compared to $129.42 million for the same quarter in the previous year. The average rate paid on liabilities decreased 110 basis points from the quarter ended September 30, 2001 to the quarter ended September 30, 2002. Interest paid on borrowings decreased to $147,000 for the quarter ended September 30, 2002 from $179,000 for the quarter ended September 30, 2001. The decrease in borrowing costs was due to a decrease in the average balance of Federal Home Loan Bank advances.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2002 and 2001 (continued)


Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended September 30, 2002 or the quarter ended September 30, 2001. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets declined from $1.66 million at June 30, 2002 to $1.33 million at September 30, 2002. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income increased to $635,000 for the quarter ended September 30, 2002, from $404,000 for the quarter ended September 30, 2001, an increase of $231,000 or 57.18%. This was the result of an increase in net gain on sale of loans of $138,000. Increased loan originations compared to a year ago contributed to the increase in income from sale of loans. In addition, mortgage loan servicing fees increased to $96,000 for the current quarter from $15,000 for the previous year's quarter. An independent valuation of the Bank's mortgage servicing portfolio that was performed in September 2001 indicated a temporary decline in the value of the servicing rights in the amount of $58,000. A provision was made to a valuation allowance in that amount. Changes to the valuation allowance for mortgage servicing rights are charged against mortgage loan servicing fees, causing the lower amount of income in the quarter ended September 30, 2001. A subsequent valuation performed in May 2002 determined  that  the  temporary  decline  had  decreased  to  $21,515,  and the valuation allowance was adjusted accordingly. The other categories of noninterest income registered small increases.

Noninterest Expense. Noninterest expense increased by $30,000 or 2.27% to $1.35 million for the quarter ended September 30, 2002, from $1.32 million for the quarter ended September 30, 2001. This increase was primarily due to an increase in amortization of mortgage servicing fees of $29,000. The increase in amortization of mortgage servicing fees was related to increased prepayment activity on mortgage loans. Occupancy expenses increased $16,000 due to higher maintenance costs. Furniture and equipment depreciation expense decreased $15,000 due to equipment becoming fully depreciated.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended September 30, 2002 and 2001 (continued)


Income Tax Expense. Eagle's income tax expense was $324,000 for the quarter ended September 30, 2002, compared to $195,000 for the quarter ended September 30, 2001. The effective tax rate for the quarter ended September 30, 2002 was 34.43% and was 35.98% for the quarter ended September 30, 2001. Management expects Eagle's effective tax rate to be approximately 35%.

Liquidity, Interest Rate Sensitivity and Capital Resources

The company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio was 23.39% and 16.60% for the months ended September 30, 2002 and September 30, 2001, respectively. Liquidity increased due to growth in deposits and the increased loan sale volume for the period ended September 30, 2002.

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

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources (continued)


At June 30, 2002 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter.

The Bank's capital ratio as measured by the OTS also increased during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of September 30, 2002, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2002, the Bank's tangible, core, and risk-based capital ratios amounted to 10.88%, 10.88%, and 19.82%, respectively, compared to minimum regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):


                                           At September 30, 2002
                                           ---------------------
                                           Dollar           % of
                                           Amount          Assets
                                           ------          ------
    Tangible capital:
          Capital level                $     20,622          10.88%
          Requirement                         2,844           1.50
                                       ------------      ---------
          Excess                       $     17,778           9.38%
                                       ============      =========

       Core capital:
          Capital level                      20,622          10.88%
          Requirement                         5,688           3.00
                                       ------------      ---------
          Excess                       $     14,934           7.88%
                                       ============      =========

        Risk-based capital:
          Capital level                      21,292          19.82%
          Requirement                         8,596           8.00
                                       ------------      ---------
          Excess                       $     12,696          11.82%
                                       ============      =========

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

                          EAGLE BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES


Based on their evaluation as of a date within 90 days prior to the filing of this Form 10-QSB, the company's Chief Executive Officer, Larry A. Dreyer, and Treasurer, Peter J. Johnson, have concluded the company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                          EAGLE BANCORP AND SUBSIDIARY


                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.
Item 2.  Changes in Securities and Use of Proceeds
         Not applicable.
Item 3.  Defaults Upon Senior Securities
         Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
             The proxy statement for the Annual Meeting of Stockholders was mailed on September 13, 2002. The following matters were voted on at the meeting held on October 17, 2002:

1.       Election of directors for three-year terms expiring in 2005:

                                                  For:              Against:
                                                  ----              --------
         Larry A. Dreyer                       1,122,165             1,033
         Teresa L. Hartzog                     1,122,640               558

2.       Ratification  of  appointment  of  Anderson  ZurMuehlen  & Co., P.C. as auditors for the fiscal year ended June 30, 2003:
                                         For:       Against:     Abstain:
                                         ----       --------     --------
                                     1,122,083         775          340

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K
         a.)  Exhibits
              Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.)  Reports on Form 8-K
              None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  EAGLE BANCORP


         Date:   November 8, 2002                 By: __________________________
                                                  Larry A. Dreyer
                                                  President/CEO

         Date:   November 8, 2002                 By: __________________________
                                                  Peter J. Johnson
                                                  Sr. VP/Treasurer

                          EAGLE BANCORP AND SUBSIDIARY
                            CERTIFICATION PURSUANT TO
                SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002


I, Larry A. Dreyer, Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Eagle Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002


                                          Larry A. Dreyer
                                          President and Chief Executive Officer

                          EAGLE BANCORP AND SUBSIDIARY
                            CERTIFICATION PURSUANT TO
                SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002


I, Peter J. Johnson, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Eagle Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our   conclusion   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002


                                            Peter J. Johnson
                                            Sr. VP/Treasurer and Chief Financial
                                             Officer