Form 10QSB
period 2002-12-31
EAGLE BANCORP/MT
filed 2003-02-10
CIK 1101146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT

    For the transition period from            to            .
                                  -----------    -----------

                         Commission file number 0-29687


                                  Eagle Bancorp
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         United States                                    81-0531318
-------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
 or organization)                                     Identification No.)

1400 Prospect Avenue, Helena, MT    59601
------------------------------------------
(Address of principal executive offices)

(406) 442-3080
------------------------------------------
(Issuer's telephone number)

Website address: www.americanfederalsavingsbank.com
                 ----------------------------------

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

Common stock, par value $0.01 per share             1,209,772 shares outstanding
--------------------------------------------------------------------------------
                             As of February 10, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [] No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                             Page

PART  I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

           Consolidated Statements of Financial Condition as of
           December 31, 2002 (unaudited) and June 30, 2002..................1 and 2

           Consolidated Statements of Income for the three and
           six months ended December 31, 2002 and 2001 (unaudited)..........3 and 4

           Consolidated Statements of Stockholders' Equity for the
           six months ended December 31, 2002 (unaudited).........................5

           Consolidated Statements of Cash Flows for the six
           months ended December 31, 2002 and 2001 (unaudited)..............6 and 7

           Notes to Consolidated Financial Statements ......................8 to 12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................13 to 20

Item 3.   Controls and Procedures................................................21


PART  II.          OTHER INFORMATION

Item 1.   Legal Proceedings......................................................22
Item 2.   Changes in Securities..................................................22
Item 3.   Defaults Upon Senior Securities........................................22
Item 4.   Submission of Matters to a Vote of Security-Holders....................22
Item 5.   Other Information......................................................22
Item 6.   Exhibits and Reports on Form 8-K.......................................22


Signatures.......................................................................23


Certifications Pursuant to Section 302(a)
  of the Sarbanes-Oxley Act of 2002.........................................24 - 27


Exhibit 99-1.....................................................................28

                          EAGLE BANCORP AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                         December 31, 2002   June 30, 2002
                                                         -----------------   -------------
                                                            (Unaudited)         (Audited)
ASSETS
  Cash and due from banks                                  $   4,124,137     $   2,836,853
  Interest-bearing deposits with banks                         8,955,945         7,786,136
                                                           -------------     -------------
    Total cash and cash equivalents                           13,080,082        10,622,989

  Investment securities available-for-sale,
    at fair value                                             63,867,569        50,153,872
  Investment securities held-to-maturity,
    at amortized cost                                          3,214,320         3,875,124
  Federal Home Loan Bank stock, at cost                        1,637,400         1,586,200
  Mortgage loans held-for-sale                                 4,508,579         1,352,121
  Loans receivable, net of deferred loan fees
    and allowance for loan losses                             97,087,896       105,623,213
  Accrued interest and dividends receivable                      956,001           998,378
  Mortgage servicing rights, net                               1,819,634         1,588,318
  Property and equipment, net                                  6,364,711         6,291,382
  Cash surrender value of life insurance                       2,296,624         2,244,453
  Real estate acquired in settlement of loans,
    net of allowance for losses                                        -                 -
  Other assets                                                   538,128           245,417
                                                           -------------     -------------

      Total assets                                         $ 195,370,944     $ 184,581,467
                                                           =============     =============







See accompanying notes to consolidated financial statements.
                                      -1-

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                         December 31, 2002   June 30, 2002
                                                         -----------------   -------------
                                                            (Unaudited)         (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts:
    Noninterest bearing                                    $    8,404,470    $   6,835,235
    Interest bearing                                          152,866,259      144,769,504
  Advances from Federal Home Loan Bank                          9,293,889        9,343,889
  Accrued expenses and other liabilities                        1,938,559        1,929,962
                                                           --------------    -------------
      Total liabilities                                       172,503,177      162,878,590
                                                           --------------    -------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding)                             -                -
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572 shares
    issued; 1,205,172 and 1,208,172 outstanding at
    December 31, 2002 and June 30, 2002, respectively)             12,236           12,236
  Additional paid-in capital                                    3,916,828        3,885,903
  Unallocated common stock held by employee
    stock ownership plan ("ESOP")                                (257,648)        (276,048)
  Treasury stock, at cost (18,400 and 15,400 shares
    at December 31, 2002 and June 30, 2002,
    respectively)                                                (242,765)        (180,950)
  Retained earnings                                            18,972,230       17,957,601
  Accumulated other comprehensive income                          466,886          304,135
                                                           --------------    -------------
      Total stockholders' equity                               22,867,767       21,702,877
                                                           --------------    -------------

      Total liabilities and stockholders' equity           $  195,370,944    $ 184,581,467
                                                           ==============    =============






See accompanying notes to consolidated financial statements.
                                       -2-

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended                   Six Months Ended
                                                               December 31,                       December 31,
                                                        ---------------------------       ---------------------------
                                                            2002           2001               2002          2001
                                                        ------------   ------------       ------------   ------------
                                                                (Unaudited)                      (Unaudited)
Interest and Dividend Income:
  Interest and fees on loans                            $  1,926,959   $  2,364,788       $  3,997,538   $  4,740,808
  Interest on deposits with banks                             40,418         43,974             73,064        110,822
  FHLB Stock dividends                                        27,394         24,799             51,382         52,946
  Securities available-for-sale                              589,594        346,750          1,198,112        649,886
  Securities held-to-maturity                                 44,016         79,430             93,335        170,261
                                                        ------------   ------------       ------------   ------------
    Total interest and dividend income                     2,628,381      2,859,741          5,413,431      5,724,723
                                                        ------------   ------------       ------------   ------------

Interest Expense:
  Deposits                                                   946,296      1,150,361          1,924,323      2,375,050
  FHLB Advances                                              146,661        175,281            293,742        354,090
                                                        ------------   ------------       ------------   ------------
    Total interest expense                                 1,092,957      1,325,642          2,218,065      2,729,140
                                                        ------------   ------------       ------------   ------------

  Net Interest Income                                      1,535,424      1,534,099          3,195,366      2,995,583
  Loan loss provision                                              -              -                  -              -
                                                        ------------   ------------       ------------   ------------
    Net interest income after loan loss provision          1,535,424      1,534,099          3,195,366      2,995,583
                                                        ------------   ------------       ------------   ------------

Noninterest income:
  Net gain on sale of loans                                  497,060        401,039            806,223        572,157
  Demand deposit service charges                             125,299        128,240            254,158        253,803
  Mortgage loan servicing fees                               104,851         78,831            200,923         94,163
  Net gain on sale of available-for-sale securities                -          1,976                  -          1,976
  Other                                                       92,235         94,269            193,156        186,478
                                                        ------------   ------------       ------------   ------------
    Total noninterest income                                 819,445        704,355          1,454,460      1,108,577
                                                        ------------   ------------       ------------   ------------








See accompanying notes to consolidated financial statements.
                                       -3-

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENT OF INCOME
                                  (CONTINUED)

                                                           Three Months Ended                   Six Months Ended
                                                               December 31,                       December 31,
                                                        ---------------------------       ---------------------------
                                                            2002           2001               2002          2001
                                                        ------------   ------------       ------------   ------------
                                                                (Unaudited)                      (Unaudited)
Noninterest expense:
  Salaries and employee benefits                             721,976        698,787          1,445,200      1,432,254
  Occupancy expenses                                         117,688        121,788            247,630        235,537
  Furniture and equipment depreciation                        53,074         71,226            106,371        139,370
  In-house computer expense                                   65,131         48,879            119,968         98,378
  Advertising expense                                         49,482         26,389             82,777         57,915
  Amortization of mtg servicing fees                         216,702        105,083            314,529        173,792
  Federal insurance premiums                                   6,359          6,088             12,635         12,214
  Postage                                                     28,732         22,019             56,894         51,772
  Legal, accounting, and examination fees                     40,076         49,177             66,792         72,169
  Consulting fees                                             15,190          5,880             21,070         13,236
  ATM processing                                              11,314         12,736             22,903         23,297
  Other                                                      215,041        202,846            397,752        384,766
                                                        ------------   ------------       ------------   ------------
    Total noninterest expense                              1,540,765      1,370,898          2,894,521      2,694,700
                                                        ------------   ------------       ------------   ------------

Income before provision for income taxes                     814,104        867,556          1,755,305      1,409,460
                                                        ------------   ------------       ------------   ------------

Provision for income taxes                                   271,730        305,865            595,550        501,107
                                                        ------------   ------------       ------------   ------------

Net income                                              $    542,374   $    561,691       $  1,159,755   $    908,353
                                                        ============   ============       ============   ============

Basic earnings per share                                $       0.46   $       0.48       $       0.99   $       0.78
                                                        ============   ============       ============   ============

Diluted earnings per share                              $       0.46   $       0.47       $       0.97   $       0.77
                                                        ============   ============       ============   ============

Weighted average shares outstanding (basic eps)            1,172,551      1,166,010          1,172,796      1,165,434
                                                           =========      =========          =========      =========

Weighted average shares outstanding (diluted eps)          1,190,612      1,186,010          1,190,035      1,185,434
                                                           =========      =========          =========      =========




See accompanying notes to consolidated financial statements.
                                       -4-

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Six Months Ended December 31, 2002


                                                        ADDITIONAL   UNALLOCATED
                                            PREFERRED     COMMON       PAID-IN        ESOP
                                              STOCK        STOCK       CAPITAL       SHARES
                                              -----        -----       -------       ------

Balance, June 30, 2002                       $     -     $ 12,236    $ 3,885,903   $ (276,048

  Net income (unaudited)                           -            -              -            -
  Other comprehensive income (unaudited)           -            -              -            -

    Total comprehensive income (unaudited)         -            -              -            -

Dividends paid ($.26 per share) (unaudited)        -            -              -            -

Treasury stock purchased (1,700 shares
  @ $19.50/sh; 1,300 shares @ $22.05/sh)
  (unaudited)                                      -            -              -            -

ESOP shares allocated or committed to be
   released for allocation (2,300 shares)
  (unaudited)                                      -            -         30,925       18,400
                                             -------     --------    -----------   ----------

Balance, December 31, 2002 (unaudited)       $     -     $ 12,236    $ 3,916,828   $ (257,648
                                             =======     ========    ===========   ==========


                                                                     ACCUMULATED
                                                                        OTHER
                                             TREASURY     RETAINED  COMPREHENSIVE
                                               STOCK      EARNINGS      INCOME       TOTAL
                                               -----      --------      ------       -----

Balance, June 30, 2002                      $ (180,950)  $17,957,601  $ 304,135  $21,702,877

  Net income (unaudited)                             -     1,159,755          -    1,159,755
  Other comprehensive income (unaudited)             -             -    162,751      162,751

    Total comprehensive income (unaudited)           -             -          -    1,322,506

Dividends paid ($.26 per share) (unaudited)          -      (145,126)         -     (145,126)

Treasury stock purchased (1,700 shares
  @ $19.50/sh; 1,300 shares @ $22.05/sh)
  (unaudited)                                  (61,815)            -          -      (61,815)

ESOP shares allocated or committed to be
   released for allocation (2,300 shares)
  (unaudited)                                        -             -          -       49,325
                                            ----------   -----------  ---------  -----------

Balance, December 31, 2002 (unaudited)      $ (242,765)  $18,972,230  $ 466,886  $22,867,767
                                            ==========   ===========  =========  ===========


See accompanying notes to consolidated financial statements.
                                       -5-

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                        December 31,
                                                                                   2002             2001
                                                                               ---------------------------
                                                                                        (Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  1,159,756    $   908,353
  Adjustments to reconcile net income to net cash
   from operating activities:
     Provision for mortgage servicing rights valuation losses                             -         58,433
     Depreciation                                                                   202,563        236,267
     Net amortization of marketable securities premium
       and discounts                                                                339,482         45,916
     Amortization of capitalized mortgage servicing rights                          314,529        171,126
     Gain on sale of loans                                                         (806,223)      (572,157)
     Net realized (gain) loss on sale of available-for-sale securities                    -         (1,976)
     FHLB & other dividends reinvested                                             (119,441)       (72,290)
     Increase in cash surrender value of life insurance                             (52,171)       (51,806)
     Gain on sale of property & equipment                                                 -           (950)
    Change in assets and liabilities:
     (Increase) decrease in assets:
       Accrued interest and dividends receivable                                     42,377         42,746
       Loans held-for-sale                                                       (2,303,707)    (1,269,859)
       Other assets                                                                (292,711)        15,238
     Increase (decrease) in liabilities:
       Accrued expenses and other liabilities                                      (392,499)       133,707
       Deferred compensation payable                                                 24,912         12,044
       Deferred income taxes payable                                                323,819        (78,339)
                                                                               ------------    -----------
         Net cash provided by (used in) operating activities                     (1,559,314)      (423,547)
                                                                               ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity                                                -       (278,708)
    Investment securities available-for-sale                                    (21,282,633)   (12,972,116)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                                          655,163      1,827,982
    Investment securities available-for-sale                                      7,521,248      3,382,835
    Proceeds from sales of investment securities available-for-sale                       -        502,750




See accompanying notes to consolidated financial statements.
                                       -6-

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                      Six Months Ended
                                                                                        December 31,
                                                                                   2002             2001
                                                                               ---------------------------
                                                                                        (Unaudited
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
    Net (increase) decrease in loan receivable, excludes transfers
      to real estate acquired in settlement of loans                              7,989,472      1,573,005
    Purchase of property and equipment                                             (275,892)       (81,669)
    Proceeds from sale of equipment                                                       -            950
                                                                               ------------    -----------
        Net cash used in investing activities                                    (5,392,642)    (6,044,971)
                                                                               ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts                                $  9,665,989    $10,720,832
  Payments on FHLB advances                                                         (50,000)    (2,050,000)
  Sale (Purchase) of Treasury Stock                                                 (61,815)             -
  Dividends paid                                                                   (145,126)      (111,015)
                                                                               ------------    -----------
        Net cash provided by financing activities                                 9,409,048      8,559,817
                                                                               ------------    -----------

Net increase (decrease) in cash                                                   2,457,092      2,091,299

CASH AND CASH EQUIVALENTS, beginning of period                                   10,622,990      8,352,038
                                                                               ------------    -----------

CASH AND CASH EQUIVALENTS, end of period                                       $ 13,080,082    $10,443,337
                                                                               ============    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest                                       $  2,278,331    $ 2,443,441
                                                                               ============    ===========

Cash paid during the period for income taxes                                   $    682,988    $   380,152
                                                                               ============    ===========

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale           $   (217,911)   $   (29,985)
                                                                               ============    ===========

Mortgage servicing rights capitalized                                          $    544,845    $   296,430
                                                                               ============    ===========



See accompanying notes to consolidated financial statements.
                                       -7-

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION
-------------------------------

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

The results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2002.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2.   INVESTMENT SECURITIES
-------------------------------
Investment securities are summarized as follows:

                                   December 31, 2002 (Unaudited)                    June 30, 2002 (Audited)
                            ------------------------------------------   -------------------------------------------
                                               GROSS                                        GROSS
                              AMORTIZED     UNREALIZED        FAIR         AMORTIZED      UNREALIZED        FAIR
                                COST      GAINS (LOSSES)      VALUE           COST      GAINS (LOSSES)      VALUE
                            ------------ ---------------- ------------   ------------ ----------------- ------------
Available-for-sale:
  U.S. government and
   agency obligations       $  6,603,322   $   168,736    $  6,772,058   $  6,963,730    $   70,249     $  7,033,979
  Municipal obligations        4,300,383        89,039       4,389,422      4,301,732       (10,233)       4,291,499
  Corporate obligations        7,010,939       259,012       7,269,951      8,548,317       177,158        8,725,475
  Mortgage-backed
   securities                 19,801,712        83,295      19,885,007      6,505,009        64,995        6,570,004
  Mutual Funds                 4,643,620         4,639       4,648,259      4,575,378            10        4,575,388
  Collateralized
   mortgage obligations       18,863,245       158,302      19,021,547     16,829,068       183,960       17,013,028
  Corporate preferred
   stock                       1,951,011       (69,686)      1,881,325      1,955,215       (10,716)       1,944,499
                            ------------   -----------    ------------   ------------    ----------     ------------
    Total                   $ 63,174,232   $   693,337    $ 63,867,569   $ 49,678,449    $  475,423     $ 50,153,872
                            ============   ===========    ============   ============    ==========     ============

Held-to-maturity:
  Municipal obligation      $  1,353,096   $    57,819    $  1,410,915   $  1,354,531    $   37,458     $  1,391,989
  Mortgage-backed
   securities                  1,861,224        74,077       1,935,301      2,520,593        90,112        2,610,705
                            ------------   -----------    ------------   ------------    ----------     ------------
    Total                   $  3,214,320   $   131,896    $  3,346,216   $  3,875,124    $  127,570     $  4,002,694
                            ============   ===========    ============   ============    ==========     ============

                          EAGLE BANCORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.    LOANS RECEIVABLE
---------------------------

Loans receivable consist of the following:

                                                      December 31,        June 30,
                                                         2002               2002
                                                      (Unaudited)         (Audited)
                                                     -------------     -------------
           First mortgage loans:
             Residential mortgage (1-4 family)       $  57,860,887     $  66,958,637
             Commercial real estate                      9,487,251         9,454,674
             Real estate construction                    2,973,546         2,931,032

           Other loans:
             Home equity                                14,936,302        14,235,907
             Consumer                                    9,340,007        10,023,869
             Commercial                                  3,233,046         2,842,782
                                                     -------------     -------------

               Total                                    97,831,039       106,446,901

           Less:  Allowance for loan losses               (696,201)         (702,705)
                   Deferred loan fees                      (46,942)         (120,983)
                                                     -------------     -------------

               Total                                 $  97,087,896     $ 105,623,213
                                                     =============     =============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $560,000 and $528,000 at December 31, 2002 and June 30, 2002, respectively. Classified assets, including real estate owned, totaled $1.82 million and $1.66 million at December 31, 2002 and June 30, 2002, respectively.

The following is a summary of changes in the allowance for loan losses:

                                                    Six Months Ended    Year ended
                                                      December 31,       June 30,
                                                         2002              2002
                                                      (Unaudited)        (Audited)
                                                     -------------     -------------
           Balance, beginning of period              $     702,705     $     688,282
             Transfer from interest reserve                      -             6,510
             Provision charged to operations                     -                 -
             Charge-offs                                   (13,023)          (27,390)
             Recoveries                                      6,519            35,303
                                                     -------------     -------------
           Balance, end of period                    $     696,201     $     702,705
                                                     =============     =============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.    DEPOSITS
-------------------

Deposits are summarized as follows:

                                                      December 31,        June 30,
                                                         2002                2002
                                                      (Unaudited)         (Audited)
                                                     -------------     -------------

           Noninterest checking                      $   8,404,470     $   6,835,235
           Interest-bearing checking                    27,211,494        24,908,989
           Passbook                                     23,622,267        22,464,984
           Money market                                 27,534,548        27,568,930
           Time certificates of deposit                 74,497,950        69,826,601
                                                     -------------     -------------
             Total                                   $ 161,270,729     $ 151,604,739
                                                     =============     =============

NOTE 5.    EARNINGS PER SHARE
-----------------------------

Earnings per share for the three months ended December 31, 2002 is computed using 1,172,551 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2002 is computed using 1,172,796 weighted average shares outstanding. Diluted earnings per share is computed by adjusting the number of shares outstanding by the shares purchased to fund the Company's restricted stock plan, for which stock was awarded in January 2001, as determined by the treasury stock method. The weighted average shares outstanding for the diluted earnings per share calculations are 1,190,612 for the three months ended December 31, 2002 and 1,190,035 for the six months ended December 31, 2002. Earnings per share for the three months ended December 30, 2001 is computed using 1,166,010 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2001 is computed using 1,165,434 weighted average shares outstanding. The weighted average shares outstanding for the diluted earnings per share calculations are 1,186,010 for the three months ended December 31, 2001 and 1,185,434 for the six months ended December 31, 2001.

NOTE 6.    DIVIDENDS AND STOCK REPURCHASE PROGRAM
-------------------------------------------------

This fiscal year Eagle has paid two dividends of $0.13 per share, on August 23, 2002 and November 15, 2002. Another dividend of $0.13 per share was declared on January 16, 2003, payable February 14, 2003 to stockholders of record on January 31, 2003. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.    DIVIDENDS AND STOCK REPURCHASE PROGRAM (CONTINUED)
-------------------------------------------------------------

At the annual meeting held October 19, 2000, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants of up to 80,511 and 23,003, respectively. A stock repurchase program was announced on December 21, 2000, covering 4% of the Company's outstanding common stock, with the intent of meeting the needs of the restricted stock plan. By October 24, 2002, 23,000 shares had been repurchased, completing the repurchase program. On January 18, 2002 and January 21, 2003, 4,600 shares of the restricted stock plan vested and were distributed to the participants.

NOTE 7.    MORTGAGE SERVICING RIGHTS
------------------------------------

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

                                                      Six months      Twelve months
                                                         ended            ended
                                                      December 31,       June 30,
                                                          2002            2002
                                                      (Unaudited)       (Audited)
           Mortgage Servicing Rights
             Beginning balance                       $  1,609,833     $  1,315,819
             Servicing rights capitalized                 545,845          618,085
             Servicing rights amortized                  (314,529)        (324,071)
                                                     ------------     ------------

               Ending balance                           1,841,149        1,609,833
                                                     ------------     ------------

           Valuation Allowance
             Beginning balance                             21,515                -
             Provision                                          -           21,515
             Adjustments                                        -                -
                                                     ------------     ------------

               Ending balance                              21,515           21,515
                                                     ------------     ------------

           Net Mortgage Servicing Rights             $  1,819,634     $  1,588,318
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


FINANCIAL CONDITION

Comparisons of quarterly results in this section are between the six months ended December 31, 2002 and June 30, 2002.

Total assets increased by $10.79 million, or 5.85%, to $195.37 million at December 31, 2002, from $184.58 million at June 30, 2002. Total liabilities increased by $9.62 million to $172.50 million at December 31, 2002, from $162.88 million at June 30, 2002. Total equity increased $1.17 million to $22.87 million at December 31, 2002 from $21.70 million at June 30, 2002.

The growth in assets was primarily in the available-for-sale (AFS) investment portfolio, which increased $13.72 million, or 27.36%, to $63.87 million at December 31, 2002 from $50.15 million at June 30, 2002. The investment category with the largest increase was mortgage-backed securities, which increased $13.32 million. The loan portfolio decreased $8.53 million, or 8.08%, to $97.09 million at December 31, 2002 from $105.62 million at June 30, 2002. Continued refinancing activity and the sale of predominantly all new originations contributed to the decline in single-family mortgage loans to $57.86 million at December 31, 2002 from $66.96 million at June 30, 2002. Consumer loans declined slightly, while all other loan categories showed moderate increases. Total loan originations were $75.60 million for the six months ended December 31, 2002, with single family mortgages (including $2.85 million of construction loans) accounting for $64.57 million of the total. Home equity loan and consumer loan originations totaled $5.00 million and $4.28 million, respectively, for the same period. Loans held for sale increased to $4.51 million at December 31, 2002 from $1.35 million at June 30, 2002.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION (CONTINUED)

Growth in deposits funded asset growth. Deposits grew $9.66 million, or 6.37%, to $161.27 million at December 31, 2002 from $151.61 million at June 30, 2002. Growth in certificates of deposit and checking accounts contributed to the increase in deposits. Other deposit types showed modest increases.

The growth in total equity was the result of earnings for the six months of $1.16 million and an increase in the unrealized gain on securities available for sale of $163,000. This was partially offset by the payment of two quarterly $0.13 per share regular cash dividends.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

NET INCOME
Eagle's net income was $542,000 and $562,000 for the three months ended December 31, 2002, and 2001, respectively. The decrease of $20,000, or 3.56%, was primarily due to an increase in noninterest expense of $170,000, partially offset by increases in noninterest income of $115,000 and net interest income of $1,000. Eagle's tax provision was $34,000 lower in the current quarter. Basic earnings per share were $0.46 for the current period, compared to $0.48 for the previous year's period.

NET INTEREST INCOME
Net interest income was virtually unchanged at $1.53 million for the quarter ended December 31, 2002, with an increase of $1,000 over the previous year's quarter. Total interest and dividend income decreased $231,000, which was offset by the decrease in interest expense of $232,000.

INTEREST AND DIVIDEND INCOME
Total interest and dividend income was $2.63 million for the quarter ended December 31, 2002, compared to $2.86 million for the quarter ended December 31, 2001, representing a decrease of $231,000, or 8.08%. Interest and fees on loans decreased to $1.93 million for the three months ended December 31, 2002 from $2.36 million for the same period ended December 31, 2001. This decrease of $430,000, or 18.22%, was due primarily to the decrease in the average balances of loans receivable for the quarter ended December 31, 2002 and the decline in the average interest rate earned on loans. Average balances for loans receivable, net, for the quarter ended December 31, 2002 were $103.05 million, compared to $118.59 million for the previous year. This represents a decrease of $15.54 million, or 13.10%. All loan categories except commercial loans have shown decreases from the previous year. The average interest rate earned on loans receivable decreased by 50 basis points, from 7.98% at December 31, 2001 to 7.48% at December 31, 2002. Interest and dividends on investment securities available-for-sale (AFS) increased to $590,000 for the quarter ended December 31, 2002 from $347,000 for the same quarter last year. Average balances on investments increased significantly, to $63.87 million for the quarter ended December 31, 2002, compared to $33.35 million for the quarter ended December 31, 2001. The average interest rate

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (CONTINUED)

earned on investments dropped to 3.97% from 5.11%. Interest on securities held-to-maturity (HTM) decreased from $79,000 to $44,000 as new purchases are placed in the AFS portfolio. Interest earned from deposits held at other banks decreased to $40,000 for the quarter ended December 31, 2002 from $44,000 for the quarter ended December 31, 2001, due to the drop in short-term interest rates. Interest income is expected to increase in the coming quarter due to the funding in January 2003 of a large government guaranteed commercial real estate loan.

INTEREST EXPENSE
Total interest expense decreased to $1.09 million for the quarter ended December 31, 2002, from $1.32 million for the quarter ended December 31, 2001, a decrease of $232,000, or 17.58%, primarily due to a decrease in interest paid on deposits. Interest on deposits decreased to $946,000 for the quarter ended December 31, 2002, from $1.15 million for the quarter ended December 31, 2001. This decrease of $204,000, or 17.74%, was the result of a decrease in average rates paid on deposit accounts, despite higher balances. All deposit accounts showed decreases in average rates paid and also had increases in average balances in the current quarter compared to last year's quarter. Money market accounts and certificates of deposit saw the largest increases in balances due primarily to the poor performance of the stock market. Average balances in interest-bearing deposit accounts increased to $151.13 million for the quarter ended December 31, 2002, compared to $134.02 million for the same quarter in the previous year. The average rate paid on liabilities decreased 93 basis points from the quarter ended December 31, 2001 to the quarter ended December 31, 2002. Interest paid on borrowings decreased to $147,000 for the quarter ended December 31, 2002 from $175,000 for the quarter ended December 31, 2001. The decrease in borrowing costs was due to a decrease in the average balance of Federal Home Loan Bank advances.

PROVISION FOR LOAN LOSSES
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets, if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended December 31, 2002 or the quarter ended December 31, 2001. This is a reflection of the continued strong asset quality of the Bank's loan portfolio. Total classified assets increased slightly from $1.66 million at June 30, 2002 to $1.82 million at December 31, 2002. The Bank currently has no foreclosed real estate.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (CONTINUED)

NONINTEREST INCOME
Total noninterest income increased to $819,000 for the quarter ended December 31, 2002, from $704,000 for the quarter ended December 31, 2001, an increase of $115,000 or 16.33%. This was the result of increases in net gain on sale of loans of $96,000 and mortgage servicing fees of $26,000. Increased loan originations compared to a year ago contributed to the increase in income from sale of loans. Mortgage loan servicing fees increased due to higher balances in the loan servicing portfolio. The other categories of noninterest income registered small decreases.

NONINTEREST EXPENSE
Noninterest expense increased by $170,000 or 12.41% to $1.54 million for the quarter ended December 31, 2002, from $1.37 million for the quarter ended December 31, 2001. This increase was primarily due to an increase in amortization of mortgage servicing fees of $112,000. The increase in amortization of mortgage servicing fees was related to increased prepayment activity on mortgage loans. Advertising expenses increased $23,000 due to increased promotion of home equity loans. Salaries and employee benefits increased $23,000 due to higher year-end bonuses. Furniture and equipment depreciation expense decreased $18,000 due to equipment becoming fully depreciated.

INCOME TAX EXPENSE
Eagle's income tax expense was $272,000 for the quarter ended December 31, 2002, compared to $306,000 for the quarter ended December 31, 2001. The effective tax rate for the quarter ended December 31, 2002 was 33.42% and was 35.25% for the quarter ended December 31, 2001. Management expects Eagle's effective tax rate to be approximately 35%.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

NET INCOME
Eagle's net income was $1.16 million and $908,000 for the six months ended December 31, 2002 and 2001, respectively. The increase of $252,000, or 27.75%, was primarily due to increases in noninterest income of $346,000 and net interest income of $200,000, partially offset by an increase in noninterest expense of $200,000. Eagle's tax provision was $94,000 higher in the current period. Basic earnings per share for the period ended December 31, 2002 were $0.99, compared to $0.78 per share for the period ended December 31, 2001.

NET INTEREST INCOME
Net interest income increased to $3.20 million for the six months ended December 31, 2002 from $3.00 million for the six months ended December 31, 2001. This increase of $200,000 was the result of a significant decrease in interest expense of $510,000, partially offset by a decrease in interest and dividend income of $310,000.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (CONTINUED)

INTEREST AND DIVIDEND INCOME
Total interest and dividend income was $5.41 million for the six months ended December 31, 2002, compared to $5.72 million for the same period ended December 31, 2001, representing a decrease of $310,000, or 5.42%. Interest and fees on loans decreased to $4.00 million for 2002 from $4.74 million for 2001. This decrease of $740,000, or 15.61%, was due primarily to a decrease in the average balances of loans receivable for the six months ended December 31, 2002. Average balances for loans receivable, net, for this period were $105.12 million, compared to $119.27 million for the previous year. This is a decrease of $14.15 million, or 11.86%. Most loan categories had shown decreases from the previous year. The average interest rate earned on loans receivable decreased by 34 basis points, to 7.61% from 7.95%. Interest and dividends on investment securities available-for-sale (AFS) increased to $1.20 million for the six months ended December 31, 2002 from $650,000 for the same period ended December 31, 2001. Interest on securities held-to-maturity (HTM) decreased from $170,000 to $93,000. Most new purchases of securities are placed in the AFS portfolio, and the HTM portfolio will continue to shrink as the securities in it mature. Interest earned from deposits held at other banks decreased to $73,000 for the six months ended December 31, 2002 from $111,000 for the six months ended December 31, 2001 due primarily to the drop in short-term interest rates.

INTEREST EXPENSE
Total interest expense decreased to $2.22 million for the six months ended December 31, 2002 from $2.73 million for the six months ended December 31, 2001, a decrease of $510,000, or 18.68%, primarily due to the decrease in interest paid on deposits. Interest on deposits decreased to $1.92 million for the six months ended December 31, 2002 from $2.37 million for the six months ended December 31, 2001. This decrease of $450,000, or 18.99%, was the result of a decrease in average rates paid on deposit accounts despite higher balances in deposit accounts. Money market accounts and certificates of deposit accounted for the largest gain in balances during the period from December 31, 2001 to December 31, 2002. Average balances in money market accounts increased from $21.55 million for the six months ended December 31, 2001 to $28.06 million for the six months ended December 31, 2002. The average rate paid on money market accounts decreased to 2.00% from 3.29%. Average balances in certificates of deposit increased from $66.46 million to $72.54 million. The average rate paid on certificates of deposit decreased to 3.86% from 5.07%. Average rates paid on all interest-bearing deposits declined from 2001 to 2002, with the average rate paid on all liabilities dropping by 101 basis points from the six month period ended December 31, 2001 to the six month period ended December 31, 2002. Interest paid on borrowings decreased to $294,000 for the six months ended December 31, 2002 from $354,000 for the same period ended December 31, 2001. The decrease in borrowing costs was due to a decrease in the average balance of Federal Home Loan Bank advances.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (CONTINUED)

PROVISION FOR LOAN LOSSES
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in the portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets, if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the six month periods ended December 31, 2002 or December 31, 2001. This is a reflection of the continued strong asset quality of the Bank's loan portfolio. Total classified assets increased slightly to $1.82 million at December 31, 2002 from $1.66 million at June 30, 2002. The Bank currently has no foreclosed property.

NONINTEREST INCOME
Total noninterest income increased to $1.46 million for the six months ended December 31, 2002, from $1.11 million for the six months ended December 31, 2001, an increase of $346,000, or 31.17%. This was primarily due to an increase in net gain on sale of loans of $234,000. Increased loan originations contributed to the increase in income from the sale of loans. Low interest rates over the past year have contributed to an unusually high level of refinancing activity, which will likely decline over the remainder of the year, resulting in lower loan originations and income from the sale of loans. Mortgage loan servicing fees increased to $201,000 for the current six-month period compared to $94,000 for the previous year's period. A provision was made to a valuation allowance for mortgage servicing rights in 2001 for $58,000. A subsequent valuation performed in May 2002 determined that the temporary decline had decreased to $21,515 and the valuation allowance was adjusted accordingly. Changes to the valuation allowance for mortgage servicing rights are charged against mortgage loan servicing fees. Other categories of noninterest income showed minor changes.

NONINTEREST EXPENSE
Noninterest expense increased by $200,000, or 7.43% to $2.89 million for the six months ended December 31, 2002, from $2.69 million for the six months ended December 31, 2001. This increase was primarily due to an increase in amortization of mortgage servicing fees of $141,000 and in advertising expense of $25,000. The increase in amortization of mortgage servicing fees was related to increased prepayment activity on mortgage loans, while the increase in advertising expense was due to increased promotion of home equity loan products. These increases were partially offset by a decrease of $33,000 in furniture and equipment depreciation expense. Its decrease was due to equipment becoming fully depreciated. Other categories of noninterest expense showed modest increases.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (CONTINUED)

INCOME TAX EXPENSE
Eagle's income tax expense was $595,000 for the six months ended December 31, 2002, compared to $501,000 for the six months ended December 31, 2001. The effective tax rate for the six months ended December 31, 2002 was 33.93% and was 35.55% for the six months ended December 31, 2001.


LIQUIDITY, INTEREST RATE SENSITIVITY AND CAPITAL RESOURCES

The Company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio was 27.76% and 23.47% for the months ended December 31, 2002 and December 31, 2001, respectively. Liquidity increased due to growth in deposits and the increased loan sale volume for the period ended December 31, 2002.

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

At September 30, 2002 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. The Bank's capital ratio as measured by the OTS decreased slightly during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY, INTEREST RATE SENSITIVITY AND CAPITAL RESOURCES (CONTINUED)

As of December 31, 2002, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 2002, the Bank's tangible, core, and risk-based capital ratios amounted to 10.90%, 10.90%, and 20.42%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

                                             At December 31, 2002
                                        ---------------------------
                                                         For Capital
                                                           Adequacy
                                           Dollar          Purposes
                                           Amount        % of Assets
                                        ------------     -----------
      Tangible capital:
        Capital level                   $     21,117         10.90%
        Requirement                            2,907          1.50
                                        ------------     -----------
        Excess                          $     18,210          9.40%
                                        ============     ===========

      Core capital:
        Capital level                   $     21,117         10.90%
        Requirement                            5,813          3.00
                                        ------------     -----------
        Excess                          $     15,304          7.90%
                                        ============     ===========

      Risk-based capital:
        Capital level                   $     21,790         20.42%
        Requirement                            8,535          8.00
                                        ------------     -----------
        Excess                          $     13,255         12.42%
                                        ============     ===========

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

                          EAGLE BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES


Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer, Larry A. Dreyer, and Treasurer, Peter J. Johnson, have concluded the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Item 2.   Changes in Securities and Use of Proceeds
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          The following matters were voted on at the Annual Meeting of Stockholders on October 17, 2002:

          1.   Election of directors for three-year terms expiring in 2005:
                                               For:               Against:
                                               ---                -------
                Larry A. Dreyer             1,122,165              1,033
                Teresa L. Hartzog           1,122,640                558

          2. Ratification of appointment of Anderson ZurMuehlen & Co., P.C. as auditors for the fiscal year ended June 30, 2003:
                                               For:    Against:   Abstain:
                                               ---     -------    -------
                                            1,122,083    775        340

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


                                            EAGLE BANCORP

         Date:   February 10, 2003          By:  /s/ Larry A. Dreyer
                                                 -------------------
                                                 Larry A. Dreyer
                                                 President/CEO

         Date:   February 10, 2003          By:  /s/ Peter J. Johnson
                                                 --------------------
                                                 Peter J. Johnson
                                                 Sr. VP/Treasurer

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

Date:  February 10, 2003

                                         /s/ Larry A. Dreyer
                                         -------------------------------
                                         Larry A. Dreyer
                                         President and Chief Executive Officer

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

Date:  February 10, 2003

                                      /s/ Peter J. Johnson
                                      ----------------------------------
                                          Peter J. Johnson
                                          Sr. VP/Treasurer and Chief Financial
                                          Officer