Form 10QSB
period 2003-03-31
EAGLE BANCORP/MT
filed 2003-05-12
CIK 1101146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

     For the transition period from               to              .
                                    -------------    -------------

                         Commission file number 0-29687

                                  Eagle Bancorp
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         United States                               81-0531318
------------------------------------------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
 or organization)                                    Identification No.)

1400 Prospect Avenue, Helena, MT  59601
----------------------------------------
(Address of principal executive offices)

(406) 442-3080
----------------------------------------
(Issuer's telephone number)

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

Common stock, par value $0.01 per share             1,209,772 shares outstanding
--------------------------------------------------------------------------------
                               As of May 12, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]


                                    EAGLE BANCORP AND SUBSIDIARY

                                          TABLE OF CONTENTS

PART  I.         FINANCIAL INFORMATION

Item 1.     Financial Statements
                                                                                        PAGE
              Consolidated Statements of Financial Condition as of
              March 31, 2003 (unaudited) and June 30, 2002...........................1 and 2

              Consolidated Statements of Income for the three and
              nine months ended March 31, 2003 and 2002 (unaudited)..................3 and 4

              Consolidated Statements of Stockholders' Equity for the
              nine months ended March 31, 2003 (unaudited).................................5

              Consolidated Statements of Cash Flows for the nine
              months ended March 31, 2003 and 2002 (unaudited).......................6 and 7

              Notes to Consolidated Financial Statements ............................8 to 12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................................13 to 20

Item 3.     Controls and Procedures.......................................................21


PART  II.        OTHER INFORMATION

Item 1.     Legal Proceedings.............................................................22
Item 2.     Changes in Securities.........................................................22
Item 3.     Defaults Upon Senior Securities...............................................22
Item 4.     Submission of Matters to a Vote of Security-Holders...........................22
Item 5.     Other Information.............................................................22
Item 6.     Exhibits and Reports on Form 8-K..............................................22


Signatures................................................................................23


Certifications Pursuant to Section 302(a)
  of the Sarbanes-Oxley Act of 2002..................................................24 - 27


Exhibit 99-1..............................................................................28


                                  EAGLE BANCORP AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                               March 31, 2003     June 30, 2002
                                                               --------------    --------------
                                                                 (Unaudited)        (Audited)
ASSETS
  Cash and due from banks                                      $    2,128,977    $    2,836,853
  Interest-bearing deposits with banks                             10,303,424         7,786,136
                                                               --------------    --------------
    Total cash and cash equivalents                                12,432,401        10,622,989

  Investment securities available-for-sale,
    at market value                                                65,205,284        50,153,872
  Investment securities held-to-maturity,
    at amortized cost                                               2,952,631         3,875,124
  Federal Home Loan Bank stock, at cost                             1,664,600         1,586,200
  Mortgage loans held-for-sale                                      3,664,387         1,352,121
  Loans receivable, net of deferred loan fees
    and allowance for loan losses                                 100,556,799       105,623,213
  Accrued interest and dividends receivable                           979,553           998,378
  Mortgage servicing rights, net                                    2,015,492         1,588,318
  Property and equipment, net                                       6,334,019         6,291,382
  Cash surrender value of life insurance                            2,321,586         2,244,453
  Real estate acquired in settlement of loans,
    net of allowance for losses                                             -                 -
  Other assets                                                        503,058           245,417
                                                               --------------    --------------

      Total assets                                             $  198,629,810    $  184,581,467
                                                               ==============    ==============







See accompanying notes to consolidated financial statements.

                                  EAGLE BANCORP AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (Continued)


                                                               March 31, 2003     June 30, 2002
                                                               --------------    --------------
                                                                 (Unaudited)        (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts:
    Noninterest bearing                                        $    7,658,980    $    6,835,235
    Interest bearing                                              156,134,668       144,769,504
  Advances from Federal Home Loan Bank                              9,268,889         9,343,889
  Accrued expenses and other liabilities                            2,126,998         1,929,962
                                                               --------------    --------------
      Total liabilities                                           175,189,535       162,878,590
                                                               --------------    --------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding)                                 -                 -
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572 shares
    issued; 1,209,772 and 1,208,172 outstanding at
    March 31, 2003 and June 30, 2002, respectively)                    12,236            12,236
  Additional paid-in capital                                        3,933,381         3,885,903
  Unallocated common stock held by employee
    stock ownership plan ("ESOP")                                    (248,448)         (276,048)
  Treasury stock, at cost (13,800 and 15,400 shares
    at March 31, 2003 and June 30, 2002, respectively)               (188,715)         (180,950)
  Retained earnings                                                19,525,633        17,957,601
  Accumulated other comprehensive income                              406,188           304,135
                                                               --------------    --------------
      Total stockholders' equity                                   23,440,275        21,702,877
                                                               --------------    --------------

      Total liabilities and stockholders' equity               $  198,629,810    $  184,581,467
                                                               ==============    ==============









See accompanying notes to consolidated financial statements.
                                       -2-

                                             EAGLE BANCORP AND SUBSIDIARY
                                      QUARTERLY CONSOLIDATED STATEMENTS OF INCOME


                                                                     Three Months Ended         Nine Months Ended
                                                                          March 31,                  March 31,
                                                                ---------------------------  --------------------------
                                                                    2003           2002          2003          2002
                                                                -------------- ------------  ------------ -------------
                                                                         (Unaudited)                 (Unaudited)
Interest and Dividend Income:
  Interest and fees on loans                                    $  1,883,542   $  2,165,050  $  5,881,080 $  6,905,858
  Interest on deposits with banks                                     25,361         27,851        98,425      138,673
  FHLB Stock dividends                                                27,253         22,787        78,635       75,733
  Securities available-for-sale                                      575,233        430,175     1,773,345    1,080,061
  Securities held-to-maturity                                         39,540         67,377       132,875      237,638
                                                                ------------   ------------  ------------ ------------
    Total interest and dividend income                             2,550,929      2,713,240     7,964,360    8,437,963
                                                                ------------   ------------  ------------ ------------

Interest Expense:
  Deposits                                                           875,780      1,044,883     2,800,103    3,419,933
  FHLB Advances                                                      143,070        144,716       436,812      498,806
                                                                ------------   ------------  ------------ ------------
    Total interest expense                                         1,018,850      1,189,599     3,236,915    3,918,739
                                                                ------------   ------------  ------------ ------------

  Net Interest Income                                              1,532,079      1,523,641     4,727,445    4,519,224
  Loan loss provision                                                      -              -             -            -
                                                                ------------   ------------  ------------ ------------
    Net interest income after loan loss provision                  1,532,079      1,523,641     4,727,445    4,519,224
                                                                ------------   ------------  ------------ ------------

Noninterest income:
  Net gain on sale of loans                                          574,976        324,974     1,381,199      897,131
  Demand deposit service charges                                     121,512        127,025       375,670      380,828
  Mortgage loan servicing fees                                       110,834         83,542       311,757      177,705
  Net gain (loss) on sale of available-for-sale securities            20,435         14,653        20,435       16,629
  Other                                                               97,173        102,647       290,329      289,125
                                                                ------------   ------------  ------------ ------------
    Total noninterest income                                         924,930        652,841     2,379,390    1,761,418
                                                                ------------   ------------  ------------ ------------








See accompanying notes to consolidated financial statements.

                                             EAGLE BANCORP AND SUBSIDIARY
                                      QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                                      (Continued)

                                                                     Three Months Ended         Nine Months Ended
                                                                          March 31,                  March 31,
                                                                ---------------------------  -------------------------
                                                                    2003           2002          2003         2002
                                                                -------------- ------------  ------------ ------------
                                                                         (Unaudited)                (Unaudited)
Noninterest expense:
  Salaries and employee benefits                                     756,254        745,396     2,201,454    2,177,650
  Occupancy expenses                                                 125,943        120,654       373,573      356,191
  Furniture and equipment depreciation                                51,139         71,554       157,510      210,924
  In-house computer expense                                           60,935         55,614       180,903      153,992
  Advertising expense                                                 34,676         20,439       117,453       78,354
  Amortization of mtg servicing fees                                 173,306         76,820       487,835      250,612
  Federal insurance premiums                                           6,514          6,221        19,149       18,435
  Postage                                                             34,016         34,752        90,910       86,524
  Legal, accounting, and examination fees                             40,372         33,769       107,164      105,938
  Consulting fees                                                     16,936          3,920        38,006       17,156
  ATM processing                                                      10,587         11,004        33,490       34,301
  Other                                                              199,402        182,819       597,154      567,585
                                                                ------------   ------------  ------------ ------------
    Total noninterest expense                                      1,510,080      1,362,962     4,404,601    4,057,662
                                                                ------------   ------------  ------------ ------------

Income before provision for income taxes                             946,929        813,520     2,702,234    2,222,980
                                                                ------------   ------------  ------------ ------------

Provision for income taxes                                           320,560        270,040       916,110      771,147
                                                                ------------   ------------  ------------ ------------

Net income                                                      $    626,369   $    543,480  $  1,786,124 $  1,451,833
                                                                ============   ============  ============ ============

Basic earnings per share                                        $       0.53   $       0.46  $       1.52 $       1.24
                                                                ============   ============  ============ ============

Diluted earnings per share                                      $       0.53   $       0.46  $       1.50 $       1.22
                                                                ============   ============  ============ ============

Weighted average shares outstanding (basic eps)                    1,176,940      1,171,683     1,174,177    1,167,517
                                                                   =========      =========     =========    =========

Weighted average shares outstanding (diluted eps)                  1,191,762      1,187,952     1,190,610    1,186,273
                                                                   =========      =========     =========    =========





See accompanying notes to consolidated financial statements.

                                         EAGLE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE NINE MONTHS ENDED MARCH 31, 2003

                                                                                  ADDITIONAL     UNALLOCATED
                                                  PREFERRED        COMMON          PAID-IN           ESOP
                                                    STOCK           STOCK          CAPITAL          SHARES
                                                    -----           -----          -------          ------
Balance, June 30, 2002                            $       -     $     12,236    $   3,885,903    $   (276,048)

  Net income (unaudited)                                  -                -                -               -
  Other comprehensive income (unaudited)                  -                -                -               -

     Total comprehensive income (unaudited)               -                -                -               -

Dividends paid ($.39 per share) (unaudited)               -                -                -               -

Restricted stock plan shares allocated
  (4,600 shares)                                          -                -                -               -

Treasury stock purchased (1,700 shares
  @ $19.50/sh; 1,300 shares @ $22.05/sh)
  (unaudited)                                             -                -                -               -

ESOP shares allocated or committed to be
  released for allocation (3,450 shares)
  (unaudited)                                             -                -           47,478          27,600
                                                  ---------     ------------    -------------    ------------

Balance, March 31, 2003 (unaudited)               $       -     $     12,236    $   3,933,381    $   (248,448)
                                                  =========     ============    =============    ============

                                                                                 ACCUMULATED
                                                                                   OTHER
                                                    TREASURY      RETAINED      COMPREHENSIVE
                                                     STOCK        EARNINGS          INCOME           TOTAL
                                                     -----        --------          ------           -----
Balance, June 30, 2002                            $ (180,950)   $  17,957,601   $   304,135     $   21,702,877

  Net income (unaudited)                                   -        1,786,124             -          1,786,124
  Other comprehensive income (unaudited)                   -                -       102,053            102,053
                                                                                                --------------

     Total comprehensive income (unaudited)                -                -             -          1,888,177
                                                                                                --------------

Dividends paid ($.39 per share) (unaudited)                -         (218,092)            -           (218,092)
                                                                                                --------------

Restricted stock plan shares allocated
  (4,600 shares)                                      54,050                -             -             54,050

Treasury stock purchased (1,700 shares
  @ $19.50/sh; 1,300 shares @ $22.05/sh)
  (unaudited)                                        (61,815)               -             -            (61,815)
                                                                                                --------------

ESOP shares allocated or committed to be
  released for allocation (3,450 shares)
  (unaudited)                                              -                -             -             75,078
                                                  ----------    -------------   -----------     --------------

Balance, March 31, 2003 (unaudited)               $ (188,715)   $  19,525,633   $   406,188     $   23,440,275
                                                  ==========    =============   ===========     ==============



See accompanying notes to consolidated financial statements.
                                       -5-

                                     EAGLE BANCORP AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                    2003              2002
                                                                                          (Unaudited)
                                                                               --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   1,786,124    $   1,451,833
  Adjustments to reconcile net income to net cash
    from operating activities:
      Provision for mortgage servicing rights valuation losses                              -           58,433
      Depreciation                                                                    301,897          356,304
      Net amortization of marketable securities premium
        and discounts                                                                 583,845           99,564
      Amortization of capitalized mortgage servicing rights                           487,835          250,612
      Gain on sale of loans                                                        (1,381,199)        (897,131)
      Net realized (gain) loss on sale of available-for-sale securities               (20,435)         (16,629)
      FHLB & other dividends reinvested                                              (173,699)        (124,880)
      Increase in cash surrender value of life insurance                              (77,133)         (77,590)
      Gain on sale of property & equipment                                                  -             (950)
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Accrued interest and dividends receivable                                      18,825          (46,911)
        Loans held-for-sale                                                          (894,219)       2,010,007
        Other assets                                                                 (257,641)         (25,089)
      Increase (decrease) in liabilities:
        Accrued expenses and other liabilities                                       (212,366)         148,737
        Deferred compensation payable                                                  38,049           18,232
        Deferred income taxes payable                                                 383,818          (82,736)
                                                                                -------------    -------------
          Net cash provided by operating activities                                   583,701        3,121,806
                                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity                                                  -         (278,708)
    Investment securities available-for-sale                                      (28,640,513)     (28,371,953)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                                            914,518        3,132,203
    Investment securities available-for-sale                                       12,205,549        4,490,896
  Proceeds from sales of investment securities available-for-sale                   1,052,385        1,010,755




See accompanying notes to consolidated financial statements.

                                     EAGLE BANCORP AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Continued)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                    2003              2002
                                                                                          (Unaudited)
                                                                               --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
    Net (increase) decrease in loan receivable, excludes transfers
      to real estate acquired in settlement of loans                                4,151,405        6,538,263
    Purchase of property and equipment                                               (344,534)        (115,242)
    Proceeds from sale of equipment                                                         -              950
                                                                                -------------    -------------
        Net cash used in investing activities                                     (10,661,190)     (13,592,836)
                                                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts                                 $  12,188,908    $  13,443,102
  Payments on FHLB advances                                                           (75,000)      (2,075,000)
  Sale (Purchase) of Treasury Stock                                                    (8,915)          52,900
  Dividends paid                                                                     (218,093)        (166,675)
                                                                                -------------    -------------
        Net cash provided by financing activities                                  11,886,900       11,254,327
                                                                                -------------    -------------

Net increase in cash                                                                1,809,411          783,297

CASH AND CASH EQUIVALENTS, beginning of period                                     10,622,990        8,352,038
                                                                                -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                        $  12,432,401    $   9,135,335
                                                                                =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest                                        $   3,252,539    $   3,889,652
                                                                                =============    =============

Cash paid during the period for income taxes                                    $   1,000,104    $     873,950
                                                                                =============    =============

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale            $    (137,660)   $     311,244
                                                                                =============    =============

Mortgage servicing rights capitalized                                           $     915,009    $     485,311
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

The results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2002.


                                                EAGLE BANCORP AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2.   INVESTMENT SECURITIES
-------------------------------

Investment securities are summarized as follows:


                                     March 31, 2003 (Unaudited)                     June 30, 2002 (Audited)
                            ------------------------------------------   -------------------------------------------
                                               GROSS                                        GROSS
                              AMORTIZED     UNREALIZED        FAIR         AMORTIZED      UNREALIZED        FAIR
                                COST      GAINS (LOSSES)      VALUE           COST      GAINS (LOSSES)      VALUE
                            ------------ ---------------- ------------   ------------ ----------------- ------------
AVAILABLE-FOR-SALE:
  U.S. government and
   agency obligations       $  6,451,839   $   161,913    $  6,613,752   $  6,963,730    $   70,249     $  7,033,979
  Municipal obligations        4,299,765        95,283       4,395,048      4,301,732       (10,233)       4,291,499
  Corporate obligations        7,052,795       194,202       7,246,997      8,548,317       177,158        8,725,475
  Mortgage-backed
   securities                 20,875,870       121,749      20,997,619      6,505,009        64,995        6,570,004
  Mutual Funds                 4,670,678           (26)      4,670,652      4,575,378            10        4,575,388
  Collateralized
   mortgage obligations       19,200,130       110,702      19,310,832     16,829,068       183,960       17,013,028
  Common stock                    99,761        (4,814)         94,947              -             -                -
  Corporate preferred
   stock                       1,950,052       (74,615)      1,875,437      1,955,215       (10,716)       1,944,499
                            ------------   -----------    ------------   ------------    ----------     ------------
    Total                   $ 64,600,890   $   604,394    $ 65,205,284   $ 49,678,449    $  475,423     $ 50,153,872
                            ============   ===========    ============   ============    ==========     ============
HELD-TO-MATURITY:
  Municipal obligation      $  1,352,326   $    52,214    $  1,404,540   $  1,354,531    $   37,458     $  1,391,989
  Mortgage-backed
   securities                  1,600,305        66,610       1,666,915      2,520,593        90,112        2,610,705
                            ------------   -----------    ------------   ------------    ----------     ------------
    Total                   $  2,952,631   $   118,824    $  3,071,455   $  3,875,124    $  127,570     $  4,002,694
                            ============   ===========    ============   ============    ==========     ============



                                                                  -9-

                          EAGLE BANCORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.   LOANS RECEIVABLE
--------------------------

Loans receivable consist of the following:

                                                         March 31,             June 30,
                                                           2003                  2002
                                                        (Unaudited)            (Audited)
                                                       --------------       --------------
          First mortgage loans:
            Residential mortgage (1-4 family)          $   51,929,083       $   66,958,637
            Commercial real estate                         19,046,659            9,454,674
            Real estate construction                        3,260,867            2,931,032

          Other loans:
            Home equity                                    14,527,593           14,235,907
            Consumer                                        9,654,980           10,023,869
            Commercial                                      2,822,419            2,842,782
                                                       --------------       --------------

              Total                                       101,241,601          106,446,901

          Less:  Allowance for loan losses                   (673,354)            (702,705)
                 Deferred loan fees                           (11,448)            (120,983)
                                                       --------------       --------------

              Total                                    $  100,556,799       $  105,623,213
                                                       ==============       ==============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $937,000 and $528,000 at March 31, 2003 and June 30, 2002, respectively. Classified assets, including real estate owned, totaled $1.73 million and $1.66 million at March 31, 2003 and June 30, 2002, respectively.

The following is a summary of changes in the allowance for loan losses:

                                                      Six Months Ended        Year ended
                                                          March 31,            June 30,
                                                            2003                 2002
                                                         (Unaudited)           (Audited)
                                                       --------------       --------------
          Balance, beginning of period                 $      702,705       $      688,282
            Transfer from interest reserve                          -                6,510
            Provision charged to operations                         -                    -
            Charge-offs                                       (35,945)             (27,390)
            Recoveries                                          6,594               35,303
                                                       --------------       --------------
          Balance, end of period                       $      673,354       $      702,705
                                                       ==============       ==============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.   DEPOSITS
------------------

Deposits are summarized as follows:

                                                          March 31,            June 30,
                                                            2003                 2002
                                                         (Unaudited)           (Audited)
                                                       --------------       --------------
          Noninterest checking                         $    7,658,980       $    6,835,235
          Interest-bearing checking                        26,072,337           24,908,989
          Passbook                                         24,821,258           22,464,984
          Money market                                     29,206,397           27,568,930
          Time certificates of deposit                     76,034,676           69,826,601
                                                       --------------       --------------
            Total                                      $  163,793,648       $  151,604,739
                                                       ==============       ==============

NOTE 5.   EARNINGS PER SHARE
----------------------------

Earnings per share for the three months ended March 31, 2003 is computed using 1,176,940 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2003 is computed using 1,174,177 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased to fund the Company's restricted stock plan. The weighted average shares outstanding for the diluted earnings per share calculations are 1,191,762 for the three months ended March 31, 2003 and 1,190,610 for the nine months ended March 31, 2003. Earnings per share for the three months ended March 31, 2002 is computed using 1,171,683 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2002 is computed using 1,167,517 weighted average shares outstanding. The weighted average shares outstanding for the diluted earnings per share calculations are 1,187,952 for the three months ended March 31, 2002 and 1,186,273 for the nine months ended March 31, 2002.

NOTE 6.   DIVIDENDS AND STOCK REPURCHASE PROGRAM
------------------------------------------------

This fiscal year Eagle has paid three dividends of $0.13 per share, on August 23, 2002, November 15, 2002, and February 14, 2003. Another dividend of $0.13 per share was declared on April 17, 2003, payable May 16, 2003 to stockholders of record on May 2, 2003. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6.   DIVIDENDS AND STOCK REPURCHASE PROGRAM (CONTINUED)
------------------------------------------------------------

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


NOTE 7.   MORTGAGE SERVICING RIGHTS
-----------------------------------

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

                                                         Six months         Twelve months
                                                            ended               ended
                                                          March 31,            June 30,
                                                             2003                2002
                                                         (Unaudited)           (Audited)
                                                       --------------       --------------
          Mortgage Servicing Rights
            Beginning balance                          $    1,609,833       $    1,315,819
            Servicing rights capitalized                      915,009              618,085
            Servicing rights amortized                       (487,835)            (324,071)
                                                       --------------       --------------

              Ending balance                                2,037,007            1,609,833
                                                       --------------       --------------

          Valuation Allowance
            Beginning balance                                  21,515                    -
            Provision                                               -               21,515
            Adjustments                                             -                    -
                                                       --------------       --------------
              Ending balance                                   21,515               21,515
                                                       --------------       --------------
          Net Mortgage Servicing Rights                $    2,015,492       $    1,588,318
                                                       ==============       ==============

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


FINANCIAL CONDITION

Comparisons in this section are between March 31, 2003 and June 30, 2002.

Total assets increased by $14.05 million, or 7.61%, to $198.63 million at March 31, 2003, from $184.58 million at June 30, 2002. Total liabilities increased by $12.31 million to $175.19 million at March 31, 2003, from $162.88 million at June 30, 2002. Total equity increased $1.74 million to $23.44 million at March 31, 2003 from $21.70 million at June 30, 2002.

The growth in assets was primarily in the available-for-sale (AFS) investment portfolio, which increased $15.06 million, or 30.03%, to $65.21 million at March 31, 2003 from $50.15 million at June 30, 2002. The investment category with the largest increase was mortgage-backed securities, which increased $14.29 million. The loan portfolio decreased $5.06 million, or 4.79%, to $100.56 million at March 31, 2003 from $105.62 million at June 30, 2002. Continued refinancing activity and the sale of predominantly all new originations contributed to the decline in single-family mortgage loans to $51.93 million at March 31, 2003 from $66.96 million at June 30, 2002. Commercial real estate loans increased $9.60 million, to $19.05 million from $9.45 million. The increase was primarily due to the origination of a $9.35 million loan, which has a government guarantee of 90% of the loan balance. Consumer loans and commercial loans declined slightly, while all other loan categories showed moderate increases. Total loan originations year-to-date were $127.24 million, with single family mortgages (including $3.20 million of construction loans) accounting for $99.43 million of the total. Commercial real estate originations totaled $10.37 million. Home equity loan and consumer loan originations totaled $7.59 million and $6.31 million, respectively, for the same period. Loans held for sale increased to $3.66 million at March 31, 2003 from $1.35 million at June 30, 2002.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION (CONTINUED)

Growth in deposits funded asset growth. Deposits grew $12.18 million, or 8.03%, to $163.79 million at March 31, 2003 from $151.61 million at June 30, 2002. Certificates of deposit and savings accounts showed the largest dollar increases, and all other deposit types had strong growth.

The growth in total equity was the result of earnings for the nine months of $1.79 million and an increase in the unrealized gain on securities available-for-sale of $102,000. This was partially offset by the payment of three quarterly $0.13 per share regular cash dividends, totaling $218,000.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET INCOME. Eagle's net income was $626,000 and $543,000 for the three months ended March 31, 2003, and 2002, respectively. The increase of $83,000, or 15.29%, was primarily due to an increase in noninterest income of $272,000 and net interest income of $8,000, offset by an increase in noninterest expense of $147,000. Eagle's tax provision was $50,000 higher in the current quarter. Basic earnings per share were $0.53 for the current period, compared to $0.46 for the previous year's period.

NET INTEREST INCOME. Net interest income increased $8,000 compared to the previous year's quarter. Total interest and dividend income decreased $162,000, which was offset by the decrease in interest expense of $170,000.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income was $2.551 million for the quarter ended March 31, 2003, compared to $2.713 million for the quarter ended March 31, 2002, representing a decrease of $162,000, or 5.97%. Interest and fees on loans decreased to $1.88 million for the three months ended March 31, 2003 from $2.16 million for the same period ended March 31, 2002. This decrease of $280,000, or 12.96%, was due primarily to the decrease in the average balances of loans receivable for the quarter ended March 31, 2003 and the decline in the average interest rate earned on loans. Average balances for loans receivable, net, for the quarter ended March 31, 2003 were $106.24 million, compared to $113.14 million for the previous year. This represents a decrease of $6.90 million, or 6.10%. The average interest rate earned on loans receivable decreased by 56 basis points, from 7.65% at March 31, 2002 to 7.09% at March 31, 2003.

The historic low interest rates the country is currently experiencing has led to unprecedented levels of refinancing of residential mortgage loans. The refinancing activity, combined with management's decision to sell predominantly all new residential mortgage loans has contributed to the decline in balances in loans receivable. Management has elected to not retain mortgages with these low interest rates as part of its asset and liability management strategy. To a certain degree, earnings are sacrificed in the current period, as the Company maintains higher levels of liquidity (which typically has shorter maturities and lower interest rates compared to mortgage loans) to prevent the negative impact of holding low yielding long term mortgages when interest rates increase in the future. Other

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (CONTINUED)

loan categories, with the exception of commercial real estate loans, have shown slight changes from a year ago. A large commercial real estate loan was originated during the current quarter. The portion of the loan which is guaranteed by a government agency (90% or approximately $8 million) has a commitment to be sold before February 2004. It is likely the Bank will wait until the end of the commitment period before selling the guaranteed portion of the loan.

Investment securities interest income increased significantly, as the Company has increased its liquidity and holdings of investment securities while the loan portfolio has decreased. This will allow the Company to redeploy these assets in higher yielding loans when interest rates increase. The Company maintains a diversified investment portfolio, attempting to maximize return while supplying liquidity and maintaining credit quality. Average balances on investments increased to $66.08 million for the quarter ended March 31, 2003, compared to $41.87 million for the quarter ended March 31, 2002. The average interest rate earned on investments dropped to 3.72% from 4.75%. Interest earned from deposits held at other banks decreased $3,000 for the quarter ended March 31, 2003 compared to the previous year's quarter, due to the drop in short-term interest rates.

INTEREST EXPENSE. Although the balances in deposit accounts continue to increase, total deposit interest expense decreased to $876,000 for the quarter ended March 31, 2003, from $1.045 million for the quarter ended March 31, 2002. As average balances increased $16.20 million, or 11.77%, from one year ago, deposit interest expense decreased 16.17%. The average rate paid on deposits declined 76 basis points from the quarter ended March 31, 2002 to the quarter ended March 31, 2003. This is the result of the repricing of deposits as interest rates have declined. Management continues to look for additional opportunities to decrease interest expense, as the bank's net interest margin is squeezed due to the decline in interest income. The interest rate on savings accounts will be lowered in June 2003, while the rates on other deposit account types are closely monitored. All deposit accounts showed decreases in average rates paid and also had increases in average balances in the current quarter compared to last year's quarter. Money market accounts and certificates of deposit saw the largest increases in balances due primarily to the continued poor performance of the stock market.

PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended March 31, 2003 or the quarter ended March 31, 2002. This is a reflection of the continued strong asset quality of the Bank's loan portfolio. Total classified assets increased slightly from $1.66 million at June 30, 2002 to $1.73 million at March 31, 2003. The Bank currently has no foreclosed real estate.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (CONTINUED)

NONINTEREST INCOME. Total noninterest income increased to $925,000 for the quarter ended March 31, 2003, from $653,000 for the quarter ended March 31, 2002, an increase of $272,000 or 41.65%. This was primarily the result of increases in the net gain on sale of loans of $250,000. Unprecedented levels of refinancing activity have driven increased loan origination volume, due to the historically low interest rate environment.

NONINTEREST EXPENSE. Noninterest expense increased by $150,000 or 11.03% to $1.51 million for the quarter ended March 31, 2003, from $1.36 million for the quarter ended March 31, 2002. This increase was primarily due to an increase in amortization of mortgage servicing fees of $96,000. The increase in amortization of mortgage servicing fees was related to increased prepayment activity on mortgage loans. Excluding the mortgage servicing fee amortization expense produces an increase in expenses of 4.69%. Most expense categories showed minor changes. Significant changes were as follows: a $20,000 decrease in furniture and equipment depreciation expense due to equipment becoming fully depreciated; a $14,000 increase in advertising expense due to promotion of the Bank's home equity loan products; and a $13,000 increase in consulting fees due to the Bank's installation of an upgraded internal data network.

INCOME TAX EXPENSE. Eagle's income tax expense was $320,000 for the quarter ended March 31, 2003, compared to $270,000 for the quarter ended March 31, 2002. The effective tax rate for the quarter ended March 31, 2003 was 33.85% and was 33.19% for the quarter ended March 31, 2002. Management expects Eagle's effective tax rate to be approximately 35%.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

NET INCOME. Eagle's net income was $1.786 million and $1.452 million for the nine months ended March 31, 2003 and 2002, respectively. The increase of $334,000, or 23.00%, was primarily due to increases in noninterest income of $618,000 and net interest income of $208,000, partially offset by an increase in noninterest expense of $347,000. Eagle's tax provision was $145,000 higher in the current period. Basic earnings per share for the period ended March 31, 2003 were $1.52, compared to $1.24 per share for the period ended March 31, 2002.

NET INTEREST INCOME. Net interest income increased to $4.727 million for the nine months ended March 31, 2003 from $4.519 million for the nine months ended March 31, 2002. This increase of $208,000 was the result of a significant decrease in interest expense of $682,000, partially offset by a decrease in interest and dividend income of $474,000.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (CONTINUED)

INTEREST AND DIVIDEND INCOME. Total interest and dividend income was $7.964 million for the nine months ended March 31, 2003, compared to $8.438 million for the same period ended March 31, 2002, representing a decrease of $474,000, or 5.62%. Interest and fees on loans decreased to $5.881 million for 2003 from $6.906 million for 2002. This decrease of $1.025 million, or 14.84%, was due primarily to a decrease in the average balances of loans receivable for the nine months ended March 31, 2003. Average balances for loans receivable, net, for this period were $105.49 million, compared to $117.22 million for the previous year. This is a decrease of $11.73 million, or 10.01%. The average interest rate earned on loans receivable decreased by 43 basis points, to 7.43% from 7.86%. The historic low interest rates the country is currently experiencing has led to unprecedented levels of refinancing of residential mortgage loans. The refinancing activity, combined with management's decision to sell predominantly all new residential mortgage loans has contributed to the decline in balances of loans receivable. Management has elected to not retain mortgages with these low interest rates as part of its asset and liability management strategy. To a certain degree, earnings are sacrificed in the current period as the Company maintains higher levels of liquidity (which typically has shorter maturities and lower interest rates compared to mortgage loans) to prevent the negative impact of holding low yielding long term mortgage loans when interest rates increase in the future.

Average balances on investment securities increased to $62.54 million for the nine months ended March 31, 2003 compared to $34.41 million for the same period ended March 31, 2002. The average interest rate earned on investments declined 105 basis points, to 4.06% from 5.11%. Interest earned from deposits held at other banks decreased to $98,000 for the nine months ended March 31, 2003 from $139,000 for the nine months ended March 31, 2002 due primarily to the drop in short-term interest rates.

INTEREST EXPENSE. Total interest expense decreased to $3.237 million for the nine months ended March 31, 2003 from $3.919 million for the nine months ended March 31, 2002, a decrease of $682,000, or 17.40%, primarily due to the decrease in interest paid on deposits. Interest on deposits decreased to $2.800 million for the nine months ended March 31, 2003 from $3.420 million for the nine months ended March 31, 2002. This decrease of $620,000, or 18.13%, was the result of a decrease in average rates paid on deposit accounts despite much higher balances in deposit accounts. Money market accounts and certificates of deposit accounted for the largest gain in balances during the period from March 31, 2002 to March 31, 2003. Average rates paid on all interest-bearing deposits declined from 2002 to 2003, with the average rate paid on deposits dropping by 93 basis points from the nine month period ended March 31, 2002 to the nine month period ended March 31, 2003. Interest paid on borrowings decreased to $437,000 for the nine months ended March 31, 2003 from $499,000 for the same period ended March 31, 2002. The decrease in borrowing costs was due to a decrease in the average balance of Federal Home Loan Bank advances.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (CONTINUED)

PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the nine month periods ended March 31, 2003 or March 31, 2002. This is a reflection of the continued strong asset quality of the Bank's loan portfolio. Total classified assets increased slightly to $1.73 million at March 31, 2003 from $1.66 million at June 30, 2002. The Bank currently has no foreclosed property.

NONINTEREST INCOME. Total noninterest income increased to $2.379 million for the nine months ended March 31, 2003, from $1.761 million for the nine months ended March 31, 2002, an increase of $618,000, or 35.09%. This was primarily due to an increase in net gain on sale of loans of $484,000. Unprecedented levels of refinancing activity have driven increased loan origination volume, due to the historically low interest rate environment. Loan originations are expected to decline when interest rates rise. Mortgage loan servicing fees increased to $312,000 for the current nine-month period compared to $178,000 for the previous year's period. An independent valuation of the Bank's mortgage servicing portfolio that was performed in September 2001 indicated a temporary decline in the value of the servicing rights in the amount of $58,000. A provision was made to a valuation allowance in that amount. A subsequent valuation performed in May 2002 determined that the temporary decline had decreased to $21,515, and the valuation allowance was adjusted accordingly. In conjunction with our fiscal year end, management will obtain an independent valuation of its mortgage servicing rights (MSR's) as of June 30, 2003. Based on the current interest rate environment, management expects to record a significant addition to the valuation allowance for MSR's. The ultimate magnitude of the addition to the allowance is not known at this time. Changes to the valuation allowance for mortgage servicing rights are charged against mortgage loan servicing fees. Other categories of noninterest income showed minor changes.

NONINTEREST EXPENSE. Noninterest expense increased by $347,000, or 8.55% to $4.405 million for the nine months ended March 31, 2003, from $4.058 million for the nine months ended March 31, 2002. This increase was primarily due to an increase in amortization of mortgage servicing fees of $237,000 and in advertising expense of $39,000. The increase in amortization of mortgage servicing fees was related to increased prepayment activity on mortgage loans. Excluding the mortgage servicing fee amortization expense, noninterest expenses were up 2.88%. The increase in advertising expense was due to increased promotion of home equity loan products. These increases were partially offset by a decrease of $53,000 in furniture and equipment depreciation expense. Its decrease was due to equipment becoming fully depreciated.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (CONTINUED)

INCOME TAX EXPENSE. Eagle's income tax expense was $916,000 for the nine months ended March 31, 2003, compared to $771,000 for the nine months ended March 31, 2002. The effective tax rate for the nine months ended March 31, 2003 was 33.90% and was 34.69% for the nine months ended March 31, 2002.


LIQUIDITY, INTEREST RATE SENSITIVITY AND CAPITAL RESOURCES

The Company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio was 28.03% and 20.82% for the months ended March 31, 2003 and March 31, 2002, respectively. Liquidity increased due to growth in deposits and the increased loan sale volume for the period ended March 31, 2003.

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

At December 31, 2002 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, worsened slightly from the previous quarter but has improved significantly since one year ago. The Bank's capital ratio as measured by the OTS decreased slightly during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY, INTEREST RATE SENSITIVITY AND CAPITAL RESOURCES (CONTINUED)

As of March 31, 2003, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2003, the Bank's tangible, core, and risk-based capital ratios amounted to 11.01%, 11.01%, and 18.83%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

                                                                At March 31, 2003
                                                       -----------------------------------
                                                                               For Capital
                                                                                Adequacy
                                                           Dollar              Purposes
                                                           Amount             % of Assets
                                                       --------------       --------------
          Tangible capital:
            Capital level                              $       21,679                11.01%
            Requirement                                         2,954                 1.50
                                                       --------------       --------------
            Excess                                     $       18,725                 9.51%
                                                       ==============       ==============

          Core capital:
            Capital level                              $       21,679                11.01%
            Requirement                                         5,907                 3.00
                                                       --------------       --------------
            Excess                                     $       15,772                 8.01%
                                                       ==============       ==============

          Risk-based capital:
            Capital level                              $       22,335                18.83%
            Requirement                                         9,488                 8.00
                                                       --------------       --------------
            Excess                                     $       12,847                10.83%
                                                       ==============       ==============

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

                          EAGLE BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES


Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer, Larry A. Dreyer, and Treasurer, Peter J. Johnson, have concluded the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable

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


                                            EAGLE BANCORP

         Date:   May 12, 2003               By: /s/ Larry A. Dreyer
                                                -------------------
                                                       Larry A. Dreyer
                                                       President/CEO

         Date:   May 12, 2003               By: /s/ Peter J. Johnson
                                                --------------------
                                                       Peter J. Johnson
                                                       Sr. VP/Treasurer

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

Date:  May 12, 2003

                                       /s/ Larry A. Dreyer
                                       -------------------------------------
                                       Larry A. Dreyer
                                       President and Chief Executive Officer

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

Date:  May 12, 2003

                                      /s/ Peter J. Johnson
                                      ----------------------------------
                                          Peter J. Johnson
                                          Sr. VP/Treasurer and Chief Financial
                                          Officer