Form 10KSB
period 2003-06-30
EAGLE BANCORP/MT
filed 2003-09-12
CIK 1101146

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003.

   [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________.

                         Commission file number: 0-29687
                         -------------------------------

                                  Eagle Bancorp
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        United States                                    81-0531318
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1400 Prospect Avenue, Helena, MT                        59601
----------------------------------------          ------------------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:            (406) 442-3080
                                    ------------------

Securities to be registered under Section 12(b) of the Act:
          Title of class                    Name of exchange on which registered

               None                                         N/A
---------------------------------------   --------------------------------------

Securities to be registered under Section 12(g) of the Act:

                     Common stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]            No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year are  $12,976,000
                                                      -------------

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price as of September 1, 2003, was $12,747,450.

As of September 1, 2003, there were 1,209,772 shares of common stock issued and outstanding.

                       Documents Incorporated By Reference

         1. Portions of the proxy statements for the annual meeting of stockholders for the fiscal years ended June 30, 2003 and June 30, 2000 and Registration Statement on Form SB-2 filed on December 20, 1999 (Part III).

                     Transitional Small Business Disclosure
                     Format (Check one):

                     Yes  [ ]       No     [X]

                                TABLE OF CONTENTS


Item                                                                       Page
 No.                                                                        No.
----                                                                       ----
        Part I

  1     Description of Business............................................ 1
  2     Description of Business Properties................................. 23
  3     Legal Proceedings.................................................. 23
  4     Submission of Matters to a Vote of Security Holders................ 24

        Part II

  5     Market for Common Equity and Related Stockholder Matters........... 24
  6     Management's Discussion and Analysis............................... 24
  7     Financial Statements and Supplementary Data........................ 32
  8     Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure............................................ 32
 8A     Controls and Procedures............................................ 32

        Part III

  9     Directors and Executive Officers of the Registrant................. 33
 10     Executive Compensation............................................. 33
 11     Security Ownership of Certain Beneficial Owners and Management..... 33
 12     Certain Relationships and Related Transactions..................... 33
 13     Exhibits List including Consolidated Statements of Financial
           Condition And Reports on Form 8-K............................... 33
 14     Principal Accountant Fees and Services............................. 33

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

American Federal Savings Bank was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time. In 1975, the Bank adopted a federal thrift charter. We currently have four full service offices and one satellite branch. We also have six automated teller machines located in our market area and we participate in the CashCard ATM network.


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

Bozeman is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 67,800. Bozeman is home to Montana State University and has achieved its recent growth in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman's economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University. Residential construction in Bozeman has increased more rapidly than such construction in Helena and the other cities in which we operate.

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


Competition

We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Until recently Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state's population is approximately 902,000 people, there are approximately 73 credit unions in Montana as well as three federally chartered thrift institutions, and 80 commercial banks as of December 31, 2002. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.


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

Loan Portfolio Composition.
The following table analyzes the composition of the Bank's loan portfolio by loan category at the dates indicated.

                                                              At June 30,
                                         ---------------------------------------------------
                                                  2003                        2002
                                         ------------------------    -----------------------
                                                        (Dollars in thousands)

                                                       Percent of                 Percent of
                                           Amount        Total         Amount       Total
                                         ----------    ----------    ----------   ----------
First mortgage loans:
  Residential mortgage (1-4 family)(1)   $   45,405         48.24%   $   66,958        62.90%
  Commercial real estate                     18,819         19.99%        9,455         8.88%
  Real estate construction                    3,802          4.04%        2,931         2.76%
                                         ----------    ----------    ----------   ----------
     Total first mortgage loans              68,026         72.27%       79,344        74.54%
                                         ----------    ----------    ----------   ----------

Other loans:
  Home equity                                13,792         14.65%       14,236        13.37%
  Consumer                                    9,278          9.86%       10,024         9.42%
  Commercial                                  3,034          3.22%        2,843         2.67%
                                         ----------    ----------    ----------   ----------
     Total other loans                       26,104         27.73%       27,103        25.47%
                                         ----------    ----------    ----------   ----------

Total loans                                  94,130        100.00%      106,447       100.00%
                                         ----------    ==========    ----------   ==========

Less:
  Deferred loan fees:                           (64)                       121
  Allowance for loan losses                     673                        703
                                         ----------                 ----------

Total loans, net                         $   93,521                 $  105,623
                                         ==========                 ==========

--------------------

(1) Excludes loans held for sale


Fee Income.
American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and subsequent servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $436,000 and $305,000 for the years ended June 30, 2003 and 2002, respectively. A write-down of the mortgage servicing rights in the amount of $735,000 was realized in 2003. This amount is netted against mortgage loan servicing fees in the Company's income statement. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $97,000 and $95,000 for the years ended June 30, 2003 and 2002, respectively.

Loan Maturity Schedule.
The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2003. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted. Loans having no stated maturity, those without a scheduled payment, demand loans and delinquent loans, are shown as due within six months.

                                                               More        More
                                                               than        than
                                       Within 6   6 to 12    1 year to  2 years to  Over 5
                                        Months     Months     2 years     5 years    years      Total
                                       --------   --------   --------    --------   --------   --------
                                                                  (In thousands)
Residential mortgage (1-4 family)(1)   $     32   $    200   $    187    $  4,449   $ 47,445   $ 52,313
Commercial real estate                       29         75         37       1,555     17,123     18,819
Real estate construction                    390      3,412         --          --         --      3,802
Home equity                                 229        909        939       7,062      4,653     13,792
Consumer                                    292        420        869       6,373      1,324      9,278
Commercial                                   94      1,079        143         663      1,055      3,034
                                       --------   --------   --------    --------   --------   --------

Total Loans (1)                        $  1,066   $  6,095   $  2,175    $ 20,102   $ 71,600   $101,038
                                       ========   ========   ========    ========   ========   ========

--------------------

(1) Includes loans held for sale


                            ------------------------

The following table sets forth the dollar amount of all loans, at June 30, 2003, due after June 30, 2004, which have pre-determined interest rates and which have floating or adjustable interest rates:


                                           Fixed       Adjustable       Total
                                         ----------    ----------    ----------
                                                  (Dollars in thousands)

Residential mortgage (1-4 family)        $   47,922    $    4,159    $   52,081
Commercial real estate                       18,715            --        18,715
Real estate construction                         --            --            --
Home equity                                   7,258         5,396        12,654
Consumer                                      8,145           421         8,566
Commercial                                    1,824            37         1,861
                                         ----------    ----------    ----------

Total (1)                                $   83,864    $   10,013    $   93,877
                                         ==========    ==========    ==========

Percent of total                              89.33%        10.67%       100.00%

--------------------

(1) Due after June 30, 2004.

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated.

                                                                  For the Years
                                                                  Ended June 30,
                                                            ------------------------
                                                              2003            2002
                                                            ---------      ---------
                                                                 (In thousands)
     Net loans receivable at beginning
     of period (1):                                         $ 106,975      $ 118,011

     Loans originated:
       Residential mortgage (1-4 family)                      132,481         86,685
       Commercial real estate                                   9,352          3,068
       Real estate construction                                 9,315          9,401
       Home equity                                             12,437          8,694
       Consumer                                                 9,277          6,856
       Commercial loans                                         3,574          1,446
                                                            ---------      ---------

     Total loans originated                                   176,436        116,150
                                                            ---------      ---------

     Loans sold:
       Whole loans                                            113,652         70,246
       Participations                                             607             --
                                                            ---------      ---------

     Total loans sold                                         114,259         70,246
                                                            ---------      ---------

     Principal repayments and loan refinancings                68,937         56,926

     Deferred loan fees decrease (increase)                       185              1

     Allowance for loans decrease (increase)                       30            (15)

     Net loan increase (decrease)                              (6,545)       (11,036)
                                                            ---------      ---------

     Net loans receivable at end of period                  $ 100,430      $ 106,975
                                                            =========      =========

--------------------

(1) includes loans held for sale


Residential Lending
American Federal Savings Bank's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank's market area. Approximately 48.24% of the bank's loans as of June 30, 2003 were comprised of such loans. American Federal Savings Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. American Federal Savings Bank holds substantially all of its adjustable rate and its 8, 10 and 12 year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank's fixed rate 15-year loans are held in portfolio or sold in the secondary market depending on market conditions. All 30 year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

American Federal Savings Bank obtains a significant portion of its noninterest income from servicing loans sold. American Federal Savings Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower's payments and send them to the purchaser. The retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $436,000 (before additions to the valuation allowance on Mortgage Servicing Rights) for the year ended June 30, 2003. At June 30, 2003, American Federal Savings Bank had $193.39 million in loans sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

Property appraisals on real estate securing the Bank's single-family residential loans are made by state certified and licensed independent appraisers who are approved annually by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. American Federal Savings Bank generally obtains title insurance policies on all first mortgage real estate loans originated. On occasion, refinancings of mortgage loans are approved using title reports instead of title insurance. Title reports are also allowed on home equity loans. Borrowers generally remit funds with each monthly payment of principal and interest, to a loan escrow account from which American Federal Savings Bank makes disbursements for such items as real estate taxes and hazard and mortgage insurance premiums as they become due.

Home Equity Loans.
American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers' primary real estate, but are typically subject to a prior lien, which may or may not be held by the Bank. At June 30, 2003, $13.79 million or 14.65% of our total loans, were home equity loans. Borrowers may use the proceeds from the Bank's home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as wells as variable rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than fifteen years.

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

Commercial Real Estate.
American Federal Savings Bank originates commercial real estate mortgage loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate loans make up 19.99% of the Bank's total loan portfolio, or $18.82 million at June 30, 2003. The majority of these loans are non-residential commercial real estate loans. American Federal Savings Bank's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $133,000 (after excluding the single largest loan) and is typically made with fixed rates of interest with five to 15 year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within the market area of the Bank and all are within the state of Montana. American Federal Savings Bank's largest single commercial real estate loan had a balance of approximately $9,255,000 on June 30, 2003, and was secured by a commercial building. This loan contains a 90 percent government guaranty under the USDA Rural Development Program. The Bank has committed to sell the guaranteed portion of the loan to a secondary market investor by January 2004.

Real Estate Construction Lending.
American Federal Savings Bank also lends funds for the construction of one- to four-family homes. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for speculative purposes. Real estate construction loans accounted for $3.80 million or 4.04% of American Federal's loan portfolio at June 30, 2003.

Consumer Loans.
As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank has made significant efforts to grow its consumer lending portfolio. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank. As of June 30, 2003, consumer loans totaled $9.28 million or 9.86% of the Bank's total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank's market area and generally have maturities of up to 7 years. For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

Consumer loans have a shorter term and generally provide higher interest rates than residential loans. Consumer loans can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the maturities of rate sensitive assets and liabilities. Increasing its consumer loans has been a major part of the Bank's strategy of operating more like a commercial bank than a traditional savings bank.

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

Commercial Loans.
Commercial loans amounted to $3.03 million, or 3.22% of the Bank's total loan portfolio at June 30, 2003. American Federal Savings Bank's commercial loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial loan portfolio amounts to only 3.22% of the total portfolio at June 30, 2003, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower.
Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of June 30, 2003, our largest aggregation of loans to one borrower was $9,255,321, consisting of one loan secured primarily by commercial real estate. After deducting the government guaranteed portion (90%) from the outstanding balance, this was well below our federal legal lending limit to one borrower of approximately $3.36 million at such date. At June 30, 2003, this loan was current.

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

Loan Commitments.
We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate. The total amount of our commitments to extend credit as of June 30, 2003, was approximately $4.14 million.


Non-performing Loans and Problem Assets

Collection Procedures
Generally, our collection procedures provide that when a loan is 15 or more days delinquent, the borrower is notified with a past due notice. If the loan becomes 30 days delinquent, the borrower is sent a written delinquent notice requiring payment. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower, including face to face meetings and counseling to resolve the delinquency. All collection actions are undertaken with the objective of compliance with the Fair Debt Collection Act.

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2003, American Federal Savings Bank had $70,000 of real estate owned consisting of one single-family residential property located in East Helena. Subsequent to year-end, the Bank has accepted an offer on the property which exceeds its book value.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2003, we had $610,000 of loans that were non-performing and held on non-accrual status.

Delinquent Loans.
The following table provides information regarding the Bank's loans that are delinquent 30 to 89 days at June 30, 2003:

                                                                    Percentage
                                                                     of Total
                                                                    Delinquent
                                            Number       Amount       Loans
                                          ----------   ----------   ----------
                                                   (Dollars in thousands)
     Loan Type:
     Mortgage (1-4 family)                         6   $      102        16.56%
     Commercial real estate                       --           --         0.00%
     Consumer                                     45          422        68.51%
     Commercial                                    3           92        14.93%
                                          ----------   ----------   ----------

     Total                                        54   $      616       100.00%
                                          ==========   ==========   ==========


Non-Performing Assets.
The following table sets forth information regarding American Federal Savings Bank's non-performing assets as of the dates indicated. The Bank does not have any troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards No. 114.

                                                      At June 30,
                                                  --------------------
                                                    2003        2002
                                                  --------    --------
                                                 (Dollars in thousands)

     Non-accrual loans                            $    610    $    516
     Accruing loans delinquent 90 days or more         198         227
     Real estate owned                                  70          --
                                                  --------    --------

     Total                                        $    878    $    743
                                                  ========    ========

     Total non-performing loans as a percentage
      of total loan portfolio                         0.94%       0.70%

     Percentage of total assets                       0.43%       0.40%


The increase in non-accrual loans during the year ended June 30, 2003, was attributable primarily to a $249,000 commercial loan which was placed in non-accrual status. During the year ended June 30, 2003, the Bank had one foreclosure.

During the year ended June 30, 2003, approximately $20,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. This amount was not included in the Bank's interest income for the period.

Classified Assets.
Management, in compliance with regulatory guidelines, conducts an internal loan review program, whereby loans are placed or classified in categories depending upon the level of risk of nonpayment or loss. These categories are special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish an allowance for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is required to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. In addition, each loan that exceeds $200,000 and each group of loans that exceeds $200,000 is monitored more closely. The following table reflects our classified assets.

                                                              At June 30,
                                                          -------------------
                                                            2003       2002
                                                          --------   --------
                                                            (In thousands)
     Residential mortgages
       (1-4 family):
        Special mention                                   $     --   $    235
        Substandard                                            606        756
        Doubtful                                                --         --
        Loss                                                    --         --

     Commercial Real Estate and Land:
        Special mention                                        257        345
        Substandard                                             91         --
        Doubtful                                                --         --
        Loss                                                    --         --

     Home equity loans:
        Special mention                                         --         --
        Substandard                                            264        223
        Doubtful                                                --         --
        Loss                                                     4          6

     Consumer loans:
        Special mention                                         --         --
        Substandard                                             13         63
        Doubtful                                                --         --
        Loss                                                     9         18

     Commercial loans:
        Special mention                                         10         --
        Substandard                                            249         11
        Doubtful                                                --         --
        Loss                                                    --          3

     Real estate owned
        Special mention                                         --         --
        Substandard                                             70         --
        Doubtful                                                --         --
        Loss                                                    --         --
                                                          --------   --------

     Total classified loans and real estate owned         $  1,573   $  1,660
                                                          ========   ========


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

Provisions for losses are charged against earnings in the period they are established. We had $673,000 in allowances for loan losses at June 30, 2003.

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

The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

                                                                For the Years Ended
                                                                      June 30,
                                                               ---------------------
                                                                 2003         2002
                                                               --------     --------
                                                               (Dollars in thousands)
     Balance at beginning of period                            $    703     $    688
                                                               --------     --------
     Loans charged-off                                              (37)         (27)
     Recoveries                                                       7           35
                                                               --------     --------
     Net loans charged-off                                          (30)           8
     Provision for possible loan losses                              --           --
     Transfer from interest reserve                                  --            7
                                                               --------     --------

     Balance at end of period                                  $    673     $    703
                                                               ========     ========

     Allowance for loan losses to total loans                      0.72%        0.67%

     Allowance for loan losses to total non-performing loans      76.65%       94.62%

     Net recoveries (charge-offs) to average loans
       outstanding during the period                              (0.03)%       0.01%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

                                              2003                                     2002
                              -------------------------------------    -------------------------------------

                                          Percentage      Loans in                 Percentage      Loans in
                                         of Allowance   Each Category             of Allowance   Each Category
                                           to Total       to Total                  to Total       to Total
                                Amount     Allowance       Loans         Amount     Allowance       Loans
                              ----------   ----------    ----------    ----------   ----------    ----------
                                                          (Dollars in thousands)
First Mortgage Loans:
  Residential mortgage (1-4
    family)                   $       90        13.37%        48.24%   $      150        21.34%        62.90%
  Commercial real estate             289        42.94         19.99           262        27.62          8.88
  Real estate construction            16         2.38          4.04             2         0.28          2.75
                              ----------   ----------    ----------    ----------   ----------    ----------
      Total mortgage loans           395        58.69         72.27           414        55.53         74.53
                              ----------   ----------    ----------    ----------   ----------    ----------

Other loans:
  Home equity                        149        22.14         14.65           167        23.76         13.38
  Consumer                            64         9.51          9.86            94        13.37          9.42
  Commercial                          65         9.66          3.22            28         3.98          2.67
                              ----------   ----------    ----------    ----------   ----------    ----------
      Total other loans              278        41.31         27.73           289        44.47         25.46
                              ----------   ----------    ----------    ----------   ----------    ----------

      Total                   $      673       100.00%       100.00%   $      703       100.00%       100.00%
                              ==========   ==========    ==========    ==========   ==========    ==========

Investment Activities

General
Federally chartered savings banks such as American Federal Savings Bank have the authority to invest in various types of investment securities, including United States Treasury obligations, securities of various Federal agencies (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions, municipal securities, corporate debt securities and loans to other banking institutions.

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

Investment Policies.
The investment policy of Eagle, which is established by the board of directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing American Federal's lending activities. The policy provides for available-for-sale, held-to-maturity and trading classifications. However, Eagle does not hold any securities for purposes of trading and does not anticipate doing so in the future. The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policies. Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, and mortgage-backed securities. Collateralized mortgage obligations, investment grade corporate debt securities, and commercial paper are also included. We also invest in Federal Home Loan Bank overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

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

Investment Securities.
We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. At June 30, 2003, our investment securities were U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Investment securities held-to-maturity represented 2.88% of Eagle's total investment portfolio. Securities available-for-sale totaled 97.12% of Eagle's total investment portfolio.

Corporate Debt.
We also invest in corporate securities. Corporate bonds may offer a higher yield than a U.S. Treasury security of comparable duration. These debt instruments also may have a higher risk of default due to adverse change in the creditworthiness of the issuer. Our policy limits investments in corporate bonds to securities rated investment grade or better. At June 30, 2003, 8.08% of our investment portfolio consisted of corporate obligations.

Mortgage-backed Securities and Small Business Administration Loan Pools.
We invest in mortgage-backed securities to provide earnings, liquidity, cash flows and diversification to our overall balance sheet. These mortgage-backed securities are classified as either available-for-sale or held-to-maturity. These securities are participation certificates issued and guaranteed by the Government National Mortgage Association (GNMA), Freddie Mac and Fannie Mae and secured by interests in pools of mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus on investments in mortgage-backed securities secured by single-family mortgages. Expected maturities will differ from the maturities actually set forth in the loans in the pools due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. At June 30, 2003, 37.24% of our investment portfolio (in both held-to-maturity and available-for-sale) consisted of mortgage-backed securities.

Eagle also invests in securities secured by pools of Small Business Administration loans. The securities are created and serviced by various issuers and consist of pools of the guaranteed portions of Small Business Administration business loans which are consolidated by the issuers and which are guaranteed by the Small Business Administration as to payment of principal and interest. There is an active secondary market for such securities and Eagle believes that its investments in such pools are liquid investments.

Collateralized Mortgage Obligations.
We also invest in collateralized mortgage obligations, issued or sponsored by Fannie Mae, Freddie Mac, and GNMA or a private issuer that possesses one of the three highest rating categories by a nationally recognized statistical rating firm. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche may carry prepayment risk, which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to protect ourselves to a degree from reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage-backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Eagle's investment policy requires that a pre-purchase analysis be performed and documented in investment portfolio records. At June 30, 2003, 29.64% of our investment portfolio (exclusive of interest-bearing-deposits with banks) consisted of collateralized mortgage obligations.

Other Securities.
Equity securities owned consist of a $1.69 million investment in Federal Home Loan Bank of Seattle common stock as well as $1.79 million of corporate preferred stock and $61,000 of corporate common stock as of June 30, 2003. As a member of the Federal Home Loan Bank of Seattle, ownership of Federal Home Loan Bank of Seattle common shares is required. The remaining securities and deposits provide diversification and complement our overall investment strategy.

The following table sets forth the carrying value of Eagle's investment and mortgage-backed securities portfolio at the dates indicated.

                                                                    At June 30,
                                                --------------------------------------------------
                                                         2003                       2002
                                                -----------------------    -----------------------

                                                  Book       Percentage      Book       Percentage
                                                  Value       of Total       Value       of Total
                                                ----------   ----------    ----------   ----------
                                                               (Dollars in thousands)
Securities available for sale, at fair value:
  U.S. Government and agency obligations        $    5,151         5.85%   $    7,034        11.09%
  Corporate obligations                              6,398         7.26         8,726        13.76
  Municipal obligations                              7,087         8.05         4,291         6.77
  Collateralized mortgage obligations               23,454        26.63        17,013        26.83
  Mortgage-backed securities                        28,223        32.04         6,570        10.36
  Common Stock                                          61         0.07            --           --
  Mutual Funds                                       4,696         5.33         4,575         7.22
  Corporate preferred stock                          1,785         2.03         1,945         3.07
                                                ----------   ----------    ----------   ----------
    Total securities available-for-sale             76,855        87.25        50,154        79.10
                                                ----------   ----------    ----------   ----------

Securities held to maturity, at book value:
  U.S. Government and agency obligations             1,032         1.17         1,355         2.14
  Mortgage-backed securities                         1,249         1.42         2,521         3.98
  Municipal obligations                                 --           --            --           --
                                                ----------   ----------    ----------   ----------
    Total securities held-to-maturity                2,281         2.59         3,876         6.12
                                                ----------   ----------    ----------   ----------

    Total securities                                79,136        89.84        54,030        85.22
                                                ----------   ----------    ----------   ----------

Interest-bearing deposits                            7,264         8.25         7,786        12.28
                                                ----------   ----------    ----------   ----------

Federal Home Loan Bank capital
  stock, at cost                                     1,686         1.91         1,586         2.50
                                                ----------   ----------    ----------   ----------

Total                                           $   88,086       100.00%   $   63,402       100.00%
                                                ==========   ==========    ==========   ==========

The following table sets forth information regarding the carrying values, weighted average yields and maturities of Eagle's investment and mortgage-backed securities portfolio at June 30, 2003.

                                                                       At June 30, 2003
                                ---------------------------------------------------------------------------------------------------
                                 One Year or Less       One to Five Years     More than Five Years    Total Investment Securities
                                -------------------    -------------------    --------------------   ------------------------------

                                          Annualized             Annualized             Annualized                        Annualized
                                           Weighted               Weighted               Weighted             Approximate  Weighted
                                Carrying   Average     Carrying   Average     Carrying   Average     Carrying    Market    Average
                                 Value      Yield       Value      Yield       Value      Yield       Value      Value      Yield
                                --------   --------    --------   --------    --------   --------    --------   --------   --------
                                                                    (Dollars in thousands)
Securities available
 for sale:
  U.S. Government and
   agency obligations           $    510       3.11%   $  1,618       5.02%   $  3,023       2.38%   $  5,151   $  5,151       3.28%
  Corporate obligations            2,569       5.45       3,829       4.57          --         --       6,398      6,398       4.92
  Municipal obligations               --         --          --         --       7,087       6.36       7,087      7,087       6.36
  Collateralized mortgage
    obligations                       --         --         275       5.46      23,179       1.82      23,454     23,454       1.87
  Mortgage-backed securities          42       7.01       9,198       2.54      18,983       3.96      28,223     28,223       3.50
  Mutual funds                        --         --          --         --       4,696       2.13       4,696      4,696       2.13
  Corporate preferred stock           --         --          --         --       1,785       3.39       1,785      1,785       3.39
  Common stock (dividend yield)       --         --          --         --          61       5.65          61         61       5.65
                                --------   --------    --------   --------    --------   --------    --------   --------   --------

Total securities
  available for sale               3,121       5.10      14,920       3.38      58,814       3.16      76,855     76,855       3.29
                                --------   --------    --------   --------    --------   --------    --------   --------   --------

Securities held to maturity:
  U.S. Government and agency
   obligations                        --         --          --         --          --         --          --         --         --
  Mortgage-backed securities          --         --       1,249       5.66          --         --       1,249      1,298       5.66
  Municipal obligations              100       6.15         250       4.89         682       6.40       1,032      1,107       6.03
                                --------   --------    --------   --------    --------   --------    --------   --------   --------

Total securities held
  to maturity                        100       6.15       1,499       5.53         682       6.40       2,281      2,405       5.83
                                --------   --------    --------   --------    --------   --------    --------   --------   --------

Total securities                   3,221       5.13      16,419       3.58      59,496       3.20      79,136     79,260       3.37
                                --------   --------    --------   --------    --------   --------    --------   --------   --------

Interest-bearing deposits          7,264       1.21          --         --          --         --       7,264      7,264       1.21
                                --------   --------    --------   --------    --------   --------    --------   --------   --------

Federal Home Loan Bank
  capital stock                       --         --          --         --       1,686       5.25       1,686      1,686       5.25
                                --------   --------    --------   --------    --------   --------    --------   --------   --------

Total                           $ 10,485       2.41%   $ 16,419       3.58%   $ 61,182       3.26%   $ 88,086   $ 88,210       3.23%
                                ========   ========    ========   ========    ========   ========    ========   ========   ========

SOURCES OF FUNDS

General.
Deposits are the major source of our funds for lending and other investment purposes. Borrowings (principally from the Federal Home Loan Bank of Seattle) are also used to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities and from the sale of loans. Loan and mortgage-backed securities payments are a relatively stable source of funds, while loan prepayments and deposit inflows are significantly influenced by general interest rates and money market conditions.

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

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, passbook and statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $114.39 million or 67.92% of the Bank's deposits at June 30, 2003 ($90.93 million or 53.99% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, will result in an increase in our cost of funds.

The following table sets forth American Federal's distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

                                                               At June 30,
                                    ------------------------------------------------------------------
                                                2003                               2002
                                    -------------------------------    -------------------------------
                                                           Weighted                           Weighted
                                               Percent      Average               Percent      Average
                                     Amount    of Total      Rate       Amount    of Total      Rate
                                    --------   --------    --------    --------   --------    --------
                                                         (Dollars in thousands)
                                                         ----------------------
Noninterest checking                $  7,868       4.67%       0.00%   $  6,835       4.51%       0.00%
Passbook savings                      25,762      15.30        1.15      22,465      14.82        1.50
NOW account/Interest bearing
  checking                            27,125      16.11        0.27      24,909      16.43        0.60
Money market accounts                 30,178      17.91        1.33      27,569      18.18        2.27
                                    --------   --------                --------   --------

    Total                             90,933      53.99        0.85      81,778      53.94        1.36
                                    --------   --------                --------   --------

Certificates of deposit accounts:
   IRA certificates                   23,460      13.93        3.68      20,942      13.81        5.00
   Other certificates                 54,031      32.08        2.86      48,885      32.25        3.63
                                    --------   --------                --------   --------

Total certificates of deposit         77,491      46.01        3.11      69,827      46.06        4.04
                                    --------   --------                --------   --------

    Total deposits                  $168,424     100.00%       1.89%   $151,605     100.00%       2.59%
                                    ========   ========                ========   ========


The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2003, for the maturity dates indicated:

                                      Certificate of Deposit Maturity
                            ----------------------------------------------------
                                                              After
                            June 30,   June 30,   June 30,   June 30,
                              2004       2005       2006       2006      Total
                            --------   --------   --------   --------   --------
                                               (In thousands)

     1.01-3.00%             $ 36,281   $  2,223   $    117   $     41   $ 38,662
     3.01-5.00%               12,868     12,172      1,607      1,246     27,893
     5.01-7.00%                9,590        844        473         29     10,936
                            --------   --------   --------   --------   --------

       Total                $ 58,739   $ 15,239   $  2,197   $  1,316   $ 77,491
                            ========   ========   ========   ========   ========


The following table shows the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2003:

                          Jumbo Certificates By Maturity
     ----------------------------------------------------------------------
     Maturity Period                                               Amount
     ---------------                                             ----------
                                                               (In thousands)

     3 months or less                                            $    2,812
     Over 3 to 6 months                                               2,880
     Over 6 to 12 months                                              3,480
     Over 12 months                                                   3,576
                                                                 ----------

       Total                                                     $   12,748
                                                                 ==========

The following table sets forth the net changes in deposit accounts for the periods indicated:

                                                            Year Ended June 30,
                                                           --------------------

                                                             2003        2002
                                                           --------    --------
                                                          (Dollars in thousands)

     Opening balance                                       $151,605    $134,050
     Deposits(Withdrawals), Net                              13,318      13,373
     Interest credited                                        3,501       4,182
                                                           --------    --------

     Ending balance                                        $168,424    $151,605
                                                           ========    ========

     Net increase                                          $ 16,819    $ 17,555

     Percent increase                                         11.09%      13.10%

     Weighted average cost of deposits during the period       2.38%       3.23%

     Weighted average cost of deposits at end of period        1.89%       2.59%


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

The following table sets forth information concerning our borrowing from the Federal Home Loan Bank of Seattle at the end of, and during, the periods indicated:

                                                         At or For the Year
                                                           Ended June 30,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------
                                                        (Dollars in thousands)

     Advances from Federal Home Loan Bank:
       Average balance                                  $  9,290    $ 10,331
       Maximum balance at any month-end                    9,336      11,436
       Balance at period end                               9,244       9,344

     Weighted average interest rate during the period       6.25%       6.24%
     Weighted average interest rate at period end           6.20%       6.20%

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except for American Federal Savings Bank, the wholly owned subsidiary of Eagle Bancorp.

Personnel

As of June 30, 2003, we had 70 full-time employees and 6 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.


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

Regulatory Capital Requirements.
Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three capital standards. The standards for capital adequacy are tangible capital equal to 1.5% of adjusted total assets, core capital (leverage ratio) equal to at least 4% of total adjusted assets, and risk-based capital equal to 8% of total risk-weighted assets. In order to be deemed "Well Capitalized", OTS rules require a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6%, and a total risk-based ratio of at least 10%. American Federal's capital ratios at June 30, 2003 are set forth below.

                                 Actual            For Capital Adequacy Purposes
                          ---------------------    -----------------------------
                           Amount       Ratio       Amount               Ratio
                          --------     --------    --------             --------
                                        (Dollars in thousands)

     Tangible              $21,737       10.80%     $3,020                1.5%
     Leverage               21,737       10.80       6,039                3.0
     Tier 1 risk-based      21,737       18.53       4,692                4.0
     Total risk-based       22,397       19.09       9,384                8.0

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

Office of Thrift Supervision regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it is in need of more than the normal supervision has the greatest amount of flexibility for determining dividends. Such institutions can, after prior notice but without the approval of the Office of Thrift Supervision, make capital distributions during a calendar year. These distributions can be equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its excess capital divided by its fully phased-in capital requirements at the beginning of the calendar year. At the institution's discretion, dividends can also be 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior regulatory notice. As of June 30, 2003, American Federal Savings Bank had this level of flexibility with respect to dividends.

Qualified Thrift Lender Test.
Federal savings institutions must meet a qualified thrift lender test or they become subject to operating restrictions. The Bank anticipates that it will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities and other mortgage-related investment, and otherwise qualify as a qualified thrift lender. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.

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

As a member, we are required to purchase and maintain stock in the Federal Home Loan Bank of Seattle in an amount equal to at least 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of our outstanding advances, whichever is larger. We are in compliance with this requirement. The Federal Home Loan Bank imposes various limitations on advances such as limiting the amount of real estate related collateral to 30% of a member's capital and limiting total advances to a member. As a federal savings bank, we were mandatory members of the Federal Home Loan Bank of Seattle. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999, we are now voluntary members of the Federal Home Loan Bank of Seattle. We could withdraw or significantly reduce our required stock ownership in the Federal Home Loan Bank of Seattle.

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

The revisions to the Internal Revenue Code in 1996 also provided that all thrift institutions must generally recapture any "applicable excess reserves" into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution's applicable excess reserves equals the excess of the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. These are known as pre-1988 reserves. American Federal Savings Bank will be required to recapture $35,000 of remaining applicable excess reserve as of June 30, 2003.

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

                                                                  Net Book
                                                                  Value At         Square
     Location                  Address               Opened     June 30, 2003      Footage
     --------                  -------               ------     -------------      -------
     Helena Main           1400 Prospect Ave.         1997       $ 4,865,437        32,304
       Office              Helena, MT  59601

     Helena Downtown       28 Neill Ave.              1987       $   351,470         1,391
       Drive-up            Helena, MT  59601

     Butte Office          3401 Harrison Ave.         1979       $   573,777         3,890
                           Butte, MT  59701

     Bozeman Office        606 North Seventh          1980       $   559,405         5,886
                           Bozeman, MT  59715

     Townsend Office       416 Broadway               1979       $    37,694         1,973
                           Townsend, MT  59644

As of June 30, 2003, the net book value of land, buildings, furniture, and equipment owned by Eagle Bancorp, less accumulated depreciation, totaled $6.4 million.


ITEM 3.  LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal. There were no lawsuits pending or known to be contemplated against American Federal Savings Bank at June 30, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2003.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock is traded on the OTC Bulletin Board under the symbol "EBMT." At the close of business on June 30, 2003, there were 1,209,772 shares of common stock outstanding, held by approximately 600 shareholders of record. Eagle Financial MHC, Eagle's mutual holding company, held 648,493 shares of the outstanding common stock.

The high bid and asked prices noted below for the four quarters of fiscal 2002 and the four quarters of the current fiscal year were obtained from the OTC Bulletin Board. The quotations reflect interdealer prices without retail markup, markdown or commission, and may not represent actual transactions.

                                             High Bid           Low Bid
                                             --------           -------
     Fourth quarter 2003.                     $30.50            $22.25
     Third quarter 2003                       $25.00            $22.00
     Second quarter 2003                      $24.30            $19.25
     First quarter 2003                       $21.10            $18.00
     Fourth quarter 2002                      $20.50            $17.75
     Third quarter 2002                       $20.00            $15.50
     Second quarter 2002                      $16.50            $15.25
     First quarter 2002                       $16.00            $11.75

The closing price of the common stock on June 30, 2003, was $28.00. The company had paid four quarterly dividends during the year, all in the amount of $0.13 per share. Eagle Financial MHC waived receipt of its dividends during the year.


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

General

Eagle Bancorp's subsidiary, American Federal Savings Bank, operates as a community savings bank. It raises money by offering FDIC-insured deposit products and lending this money, primarily for the purpose of home financing. As of June 30, 2003, 43.82% of its total loans were residential mortgage loans with fixed rates and 4.42% were residential mortgage loans with adjustable rates. Total first lien mortgage loans at June 30, 2003, were $68.03 million or 72.27% of the total loan portfolio. Other loan products include home equity loans, consumer and commercial loans. These loans totaled $26.10 million or 27.73% of the total loan portfolio.

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

                                                                  For the twelve months ended June 30,
                                              ----------------------------------------------------------------------------
                                                              2003                                    2002
                                              ------------------------------------    ------------------------------------

                                               Average     Interest                    Average     Interest
                                                Daily         and         Yield/        Daily         and         Yield/
                                               Balance     Dividends       Rate        Balance     Dividends       Rate
                                              ----------   ----------   ----------    ----------   ----------   ----------
                                                                           (Dollars in thousands)
Assets:
  Interest-earning assets:
     FHLB stock                               $    1,626   $      100         6.15%   $    1,526   $       99         6.49%
     Loans receivable, net                       104,704        7,694         7.35       114,919        8,987         7.82
     Investment securities                        64,674        2,478         3.83        38,443        1,904         4.95
     Interest-bearing deposits with banks         10,060          134         1.33         8,049          178         2.21
                                              ----------   ----------   ----------    ----------   ----------   ----------
Total interest-earning assets                    181,064       10,406         5.75       162,937       11,168         6.85
                                                           ----------   ----------                 ----------   ----------
Noninterest-earning assets                        14,478                                  13,608
                                              ----------                              ----------
Total assets                                  $  195,542                              $  176,545
                                              ==========                              ==========

Liabilities and Equity:
  Interest-bearing liabilities:
     Deposit accounts:
       Money market                           $   28,753   $      508         1.77    $   23,513   $      651         2.77
       Passbooks                                  23,767          350         1.47        21,481          457         2.13
       Checking                                   25,863          118         0.46        24,050          192         0.80
       Certificates of deposit                    74,094        2,657         3.59        67,070        3,103         4.63
     Advances from FHLB                            9,290          581         6.25        10,331          645         6.24
                                              ----------   ----------   ----------    ----------   ----------   ----------
Total interest-bearing liabilities               161,767        4,214         2.60       146,445        5,048         3.45
                                                           ----------   ----------                 ----------   ----------
Non-interest checking                              8,295                                   6,860
Other noninterest-bearing liabilities              2,410                                   2,364
                                              ----------                              ----------
Total liabilities                                172,472                                 155,669

Total equity                                      23,070                                  20,876
                                              ----------                              ----------

Total liabilities and equity                  $  195,542                              $  176,545
                                              ==========                              ==========
Net interest income/interest rate spread(1)                $    6,192         3.15%                $    6,120         3.40%
                                                           ==========   ==========                 ==========   ==========
Net interest margin(2)                                                        3.42%                                   3.76%
                                                                        ==========                              ==========
Total interest-earning assets to
interest-bearing liabilities                                                111.93%                                 111.26%
                                                                        ==========                              ==========

--------------------

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2) Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.

                            ------------------------

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

                                                              For the Years Ended June 30,
                                          -------------------------------------------------------------------
                                                                  Increase (Decrease)
                                          -------------------------------------------------------------------
                                                   2003 vs 2002                        2002 vs 2001
                                                      Due to                              Due to
                                          Volume       Rate        Net        Volume       Rate        Net
                                         --------    --------    --------    --------    --------    --------
                                                                     (In thousands)
Interest earning assets:
  Loans receivable, net                  $   (772)   $   (521)   $ (1,293)   $     57    $   (277)   $   (220)
  Investment securities                     1,078        (504)        574         543        (390)        153
  Interest-bearing deposits with banks         37         (81)        (44)        162        (101)         61
  Other earning assets                          6          (5)          1           6          (1)          5
                                         --------    --------    --------    --------    --------    --------
Total interest earning assets                 349      (1,111)       (762)        768        (769)         (1)

Interest-bearing liabilities:
  Passbook, money market and
    checking accounts                         158        (482)       (324)        240        (407)       (167)
  Certificates of deposit                     302        (748)       (446)        199        (746)       (547)
  Borrowings                                  (65)          1         (64)        (31)         --         (31)
                                         --------    --------    --------    --------    --------    --------
Total interest-bearing liabilities            395      (1,229)       (834)        408      (1,153)       (745)

Change in net interest income            $    (46)   $    118    $     72    $    360    $    384    $    744
                                         ========    ========    ========    ========    ========    ========

                            ------------------------


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


Financial Condition

Total assets increased by $18.48 million, or 10.01%, to $203.06 million at June 30, 2003, from $184.58 million at June 30, 2002. Total liabilities increased by $16.68 million, or 10.24%, to $179.56 million at June 30, 2003, from $162.88 million at June 30, 2002. The growth reflects the influx of deposits during the past year.


For the second straight year, the growth in assets was mainly in the available-for-sale (AFS) investment portfolio, which increased $26.71 million, or 53.26%, to $76.86 million at June 30, 2003 from $50.15 million at June 30, 2002. The residential mortgage loan portfolio experienced higher than normal prepayments again this year. This, in conjunction with increased loan sales and large deposit inflows, contributed to increased levels of cash, which was in turn invested in the AFS portfolio. Mortgage loans held-for sale also experienced a significant increase, to $6.91 million at June 30, 2003 from $1.35 million at June 30, 2002. The loan portfolio decreased $12.16 million, or 11.46%, to $93.52 million at June 30, 2003 from $105.62 million at June 30, 2002. The largest component of the decrease was the residential mortgage loan portfolio, which declined $21.55 million from the previous year-end due to the heavy prepayment and refinancing activity during the year. Investment securities held-to-maturity (HTM) declined to $2.28 million at June 30, 2003 from $3.88 million at June 30, 2002. The majority of new investment securities purchased are placed in the AFS portfolio. This combined with maturities and principal payments on securities contribute to the shift from the HTM portfolio to the AFS portfolio.

The growth in liabilities was primarily attributable to the growth in deposits. Interest-bearing deposits increased to $160.56 million at June 30, 2003 from $144.77 million at June 30, 2002, an increase of $15.79 million, or 10.91%. This increase was the result of increases in all deposit categories. The most significant increases were in certificates of deposit and savings accounts. Certificates of deposit increased to $77.49 million from $69.83 million, an increase of $7.66 million, or 10.97%. Savings accounts increased to $25.76 million from $22.47 million, an increase of $3.29 million, or 14.64%. These increases have come despite a decline in interest rates, as consumers continue to shift funds to insured accounts due to uncertain economic conditions. Advances from the Federal Home Loan Bank declined to $9.24 million at year-end 2003 from $9.34 million at year-end 2002, a decrease of $100,000. This decrease was the result of payments on an amortizing advance.

Total shareholders' equity was $23.50 million at June 30, 2003, an increase of $1.80 million. This increase was primarily attributable to the net income for the year and the increase in accumulated other comprehensive income that resulted from unrealized gains on securities available-for-sale.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING JUNE 30, 2003 AND 2002

Net Income.
Eagle's net income was $1.87 million and $1.96 million for the years ended June 30, 2003 and 2002 respectively. This decrease of $94,000, or 4.80%, was primarily due to an increase in noninterest expense of $549,000, offset by increases in noninterest income of $243,000 and net interest income of $72,000. Eagle's tax provision was $140,000 lower in 2003. Basic earnings per share for the year ended June 30, 2003 were $1.59, compared to $1.68 for the year ended June 30, 2002. Diluted earnings per share were $1.57 and $1.65 for 2003 and 2002, respectively.

Net Interest Income.
Net interest income (before provision for loan losses) increased to $6.19 million for the year ended June 30, 2003, from $6.12 million for the previous year. This increase of $72,000, or 1.18%, was the result of a decrease in interest expense of $833,000, partially offset by a decrease in interest income of $761,000.

Interest and Dividend Income.
Total interest and dividend income was $10.41 million for the year ended June 30, 2003, compared to $11.17 million for the year ended June 30, 2002, a decrease of $761,000, or 6.81%. Interest and fees on loans decreased to $7.69 million for 2003 from $8.99 million for 2002. This decrease of $1.3 million, or 14.46%, was due to decreases in the average rate and average balances of loans receivable for the year ended June 30, 2003. The average interest rate earned on loans receivable decreased by 47 basis points, to 7.35% from 7.82%. Average balances for loans receivable, net, for the year ended June 30, 2003 were $104.70 million, compared to $114.92 million for the previous year. This represents a decrease of $10.22 million, or 8.89%. Total loans receivable, net, at year-end 2003 were $93.52 million, compared to $105.62 million at year-end 2002. This decrease of $12.10 million, or 11.46%, was due primarily to a decrease of $21.56 million in the residential mortgage portfolio. The other loan categories showed small increases or decreases with the exception of commercial real estate, which increased $9.37 million. This increase was attributable to one large commercial real estate loan originated in 2003. The loan is 90% guaranteed by the USDA Rural Development Program. The Bank has a commitment to sell the guaranteed portion of the loan. Interest and dividends on investment securities available-for-sale (AFS) increased to $2.31 million for the year ended June 30, 2003 from $1.61 million for the year ended June 30, 2002, an increase of $700,000, or 43.48%. This increase was the result of increased balances in the AFS portfolio during the year. Interest earned from deposits at other banks decreased to $134,000 for the year ended June 30, 2003 from $178,000 for the year ended June 30, 2002. Lower interest rates earned on these accounts contributed to the decrease. Interest and dividends on investments held-to-maturity (HTM) decreased $133,000, to $166,000 in 2003 compared to $299,000 in 2002. Lower balances in the HTM category contributed to the decrease.

Interest Expense.
Total interest expense decreased to $4.21 million for the year ended June 30, 2003 from $5.05 million for the year ended June 30, 2002, a decrease of $833,000, or 16.50%. Interest on deposits decreased to $3.63 million for the year ended June 30, 2003 from $4.40 million for the year ended June 30, 2002. This decrease of $770,000, or 17.50%, was the result of a decrease on average rates paid despite an increase in balances on deposit accounts. The average cost of deposits dropped 85 basis points, to 2.38% in 2003 from 3.23% in 2002. The decline in interest rates during the year contributed to the decrease in the cost of deposits, as the Company lowered rates on all deposit products during the year. Certificates of deposit and money market accounts showed the largest increase in balances, as well as the largest declines in average rates paid. The average balance of certificates of deposit increased to $74.09 million for the year ended June 30, 2003, compared to $67.07 million for the year ended June 30, 2002. The average rate paid on certificates of deposit declined to 3.59% in 2003 from 4.63% in 2002. Average balances on money market accounts increased to $28.75 million in 2003 from $23.51 million in 2002. The average rate paid on money market accounts declined to 1.77% from 2.77%. A decrease in the average balance of borrowings from the Federal Home Loan Bank resulted in a decrease in interest paid on borrowings to $581,000 for the year ended June 30, 2003 from $645,000 for the year ended June 30, 2002.

Provision for Loan Losses.
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by American Federal Savings Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either year ended June 30, 2003 or June 30,2002. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be low. Total classified assets decreased to $1.57 million at June 30, 2003 from $1.66 million at June 30, 2002. Total non-performing loans as a percentage of the total loan portfolio is 0.94%. As of June 30, 2003, American Federal Savings Bank had $70,000 of real estate owned consisting of one single-family residential property located in East Helena. Subsequent to year-end, the Bank has accepted an offer on the property which exceeds its book value.

Noninterest Income.
Total noninterest income increased to $2.57 million for the year ended June 30, 2003, from $2.33 million for the year ended June 30, 2002, an increase of $243,000 or 10.43%. This change was the result of an increase in net gains on sale of loans to $1.82 million for the year ended June 30, 2003 from $1.1 million for the year ended June 30, 2002, an increase of $710,000 or 63.96%. This increase was attributable to another record year of mortgage loan originations for the year ended June 30, 2003. Loan originations increased significantly due to the historically low levels of interest rates during the period, which in turn contributed to an increase in the amount of loans prepaid for refinancing purposes. This increase in mortgage loan prepayments has in turn led to what we believe to be a temporary decline in the value of the Bank's mortgage servicing portfolio. An addition was made to the valuation allowance in the amount of $735,000. As a result, mortgage loan servicing fees were a negative $300,000 for 2003, compared to $305,000 in 2002, a decrease of $605,000. As mortgage rates change in the future, quarterly adjustments will be made to the allowance. Net gain on sale of available-for-sale securities increased to $165,000 in 2003 from $17,000 in 2002. The securities gains were higher due to the decline in interest rates that led to higher market values of the securities. Demand deposit service charges and "other" noninterest income showed minor decreases from the previous year.

Noninterest Expense.
Noninterest expense increased by $549,000 or 10.09% to $5.99 million for the year ended June 30, 2003 from $5.44 million for the year ended June 30, 2002. This increase was primarily due to an increase in amortization of mortgage servicing fees to $745,000 for the year ended June 30, 2003 from $324,000 for the year ended June 30, 2002, an increase of $421,000. The increase was related to increased prepayment activity on mortgage loans. Excluding the mortgage servicing fee amortization expense, noninterest expenses were up only 2.50%. Other increases in noninterest expenses were "other" noninterest expense of $73,000 and consulting fees of $50,000. Other noninterest expense increased due to higher loan expenses and equipment repair costs. Consulting fees increased due to the company installing a new internal data network. These increases were partially offset by a decrease of $71,000 in furniture and equipment depreciation due to equipment becoming fully depreciated. Other expense categories showed minor changes from the previous year.

Income Tax Expense.
Eagle's income tax expense was $905,000 for the year ended June 30, 2003, compared to $1.04 million for the year ended June 30, 2002. The effective tax rate for the year ended June 30, 2003 was 32.65% as opposed to 34.77% for the year ended June 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

The company's subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision
(OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio average was 30.82% and 22.17% for the months ended June 30, 2003 and 2002, respectively. The Bank's liquidity increased due to an increase in investments available-for-sale for the year ended June 30, 2003.

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

Net cash provided by the Company's operating activities, which is primarily comprised of cash transactions affecting net income was $(1.55) million for the year ended June 30, 2003 and $4.30 million for the year ended June 30, 2002. The change was primarily a result of an increase in the amount of loans held for sale.

Net cash used in the Company's investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $15.27 million for the year ended June 30, 2003, and $17.26 million for the year ended June 30, 2002. The increase in cash used was primarily due to an increase in investment securities available-for-sale of $55.11 million. This was partially offset by proceeds from maturities and principal repayments of investment securities (net of purchases) of $23.43 million and the decrease in loans receivable of $10.85 million.

Net cash provided by the Company's financing activities, which is primarily cash transactions from net increases in deposits and net Federal Home Loan Bank advances, totaled $16.42 million for the year ended June 30, 2003, and $15.23 million for the year ended June 30, 2002. This increase in cash provided was the result of the large increase in deposit accounts, offset by dividends paid and a decrease in FHLB advances.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on our commitments to make loans and management's assessment of our ability to generate funds.

At March 31, 2003 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, improved slightly from the previous quarter. It has also improved since the previous year's report. The market value of the Bank's capital position has declined slightly from the previous quarter and year. The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

As of June 30, 2003, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2003, the Bank's tangible, core, and risk-based capital ratios amounted to 10.8%, 10.8%, and 19.1%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 in order to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock based employee compensation. This statement also amends disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. Since the Company currently does not have any stock options outstanding, this standard has not had a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB interpretation No. 45 (FIN45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under guarantees that it has issued. FIN45 also clarifies that guarantors are required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation relating to the guarantee issued. The initial recognition and measurement provisions of this interpretation are effective for the Company relating to guarantees entered or modified after December 31, 2002. The disclosure provisions are effective for the fiscal year ended January 31, 2003. The initial adoption of this standard has not had a material impact on the Company's consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created and acquired after January 31, 2003. For variable interest in a variable interest entity created before February 1, 2003, the interpretation is applicable no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this interpretation did not have a material effect on the Company's consolidated financial statements for the year ended June 30, 2003 and is not expected to have a material effect for the year ending June 30, 2004.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement requires that mandatory stock repurchase agreements be recorded as a liability on the balance sheet. A repurchase is considered mandatory if it will happen at an "event certain" such as death or retirement. If there is not an event certain, a put option included or "embedded" in the repurchase agreement would keep the repurchase from being mandatory. This statement is not expected to have an impact on the Company's consolidated financial statements.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

There are a number of accounting estimates performed by the Company in preparing its financial statements. Some of the estimates are developed internally, while others are obtained from independent third parties. Examples of estimates using external sources are the fair market value of investment securities, fair value of mortgage servicing rights, deferred compensation, and appraised value of foreclosed properties. It is management's assertion that the external sources have access to resources, methodologies, and markets that provide adequate assurances that no material impact would occur due to changes in assumptions. The following accounting estimates are performed internally:

Allowance for Loan and Lease Losses (ALLL)- Management applies its knowledge of current local economic and real estate market conditions, historical experience, loan portfolio composition, and the assessment of delinquent borrowers' situations, to determine the adequacy of its ALLL reserve. These factors are reviewed by the Bank's federal banking regulator and the Company's external auditors on a regular basis. The current level of the ALLL reserve is deemed to be more than adequate given the above factors, with no material impact expected due to a difference in the assumptions.

Deferred Loan Fees - Management applies time study and statistical analysis to determine loan origination costs to be capitalized under FAS 91. The analysis is reviewed by the Company's external auditors for reasonableness. No material impact is expected if different assumptions are used, as many of our loans have a short duration.

Deferred Tax Assets - Management expects to realize the deferred tax assets due to the continued profitability of the Company.

Fair Value of Other Financial Instruments - Management uses an internal model to determine fair value for its loan portfolio and certificates of deposit. The assumptions entail spreads over the Treasury yield curve at appropriate maturity benchmarks. Assumptions incorporating different spreads would naturally deliver varying results, however due to short-term nature of the loan portfolio and certificates of deposit, changes in the results would be mitigated. Currently, the fair value is only presented as footnote information, and changes due to new assumptions would not, in management's opinion, affect the reader's opinion of the Company's financial condition.

Economic Life of Fixed Assets - Management determines the useful life of its buildings, furniture, and equipment for depreciation purposes. These estimates are reviewed by the Company's external auditors for reasonableness. No material impact is expected if different assumptions were to be used.


ITEM 7.  FINANCIAL STATEMENTS.

Eagle Bancorp's audited financial statements, notes thereto, and auditor's reports are found immediately following Part III of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None to report.


ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation, the registrant's Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the registrant's disclosure controls and procedures are effective as of June 30, 2003 to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no changes in the registrant's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                    PART III
                                    --------


The information required by Items 9, 10, 11, 12 and 14 of this part is presented in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 16, 2003, which is hereby incorporated by reference into this annual report.





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
                  11       Computation of per share earnings (incorporated by
                           reference to Note 3 to Notes To Consolidated
                           Statements of Financial Condition dated June 30,
                           2001)
                  21.1     Subsidiaries of Registrant (incorporated by reference
                           to Part I, Subsidiary Activity)
                  23.1     Consent of Anderson ZurMuehlen & Co., P.C.
                  31.1     Certification by Larry A. Dreyer, Chief Executive
                           Officer, pursuant to Rule 13a-14(a) under the
                           Securities Exchange Act of 1934, as adopted pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002.
                  31.2     Certification by Peter J. Johnson, Chief Financial
                           Officer, pursuant to Rule 13a-14(a) under the
                           Securities Exchange Act of 1934, as adopted pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32.1     Certification by Larry A. Dreyer, Chief Executive
                           Officer, pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.
                  32.2     Certification by Peter J. Johnson, Chief Financial
                           Officer, pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.
                  99       Consolidated Statements of Financial Condition


         C.       Reports on Form 8-K.

                  On April 17, 2003, the registrant filed a Current Report on Form 8-K to furnish a press release announcing its earning for the third quarter of the 2003 fiscal year.

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


Signatures                      Title                                 Date
----------                      -----                                 ----


/s/ LARRY A. DREYER             President, Chief Executive            9/12/03
---------------------------     Officer and Director (Principal    -------------
Larry A. Dreyer                 Executive Officer)


/s/ PETER J. JOHNSON            Senior Vice President                 9/12/03
---------------------------     And Treasurer (Principal           -------------
Peter J. Johnson                Financial/Accounting Officer)


/s/ ROBERT L. PENNINGTON        Chairman                              9/12/03
---------------------------                                        -------------
Robert L. Pennington


/s/ CHARLES G. JACOBY           Vice Chairman                         9/12/03
---------------------------                                        -------------
Charles G. Jacoby


/s/ DON O. CAMPBELL             Director                              9/12/03
---------------------------                                        -------------
Don O. Campbell


/s/ TERESA HARTZOG              Director                              9/12/03
---------------------------                                        -------------
Teresa Hartzog


/s/ JAMES A. MAIERLE            Director                              9/12/03
---------------------------                                        -------------
James A. Maierle


/s/ THOMAS MCCARVEL             Director                              9/12/03
---------------------------                                        -------------
Thomas McCarvel

           Exhibit 99 - Consolidated Statements of Financial Condition

                               [GRAPHIC OMITTED]

                                  EAGLE BANCORP
                                   OF MONTANA
                                 AND SUBSIDIARY

                                FINANCIAL REPORT

                                  June 30, 2003

                                 C O N T E N T S
                                 ---------------




                                                                            PAGE
                                                                            ----


INDEPENDENT AUDITORS' REPORT
  ON THE FINANCIAL STATEMENTS................................................F-l


FINANCIAL STATEMENTS

  Consolidated Statements of Financial Condition.....................F-2 and F-3

  Consolidated Statements of Income..................................F-4 and F-5

  Consolidated Statements of Changes in Stockholders' Equity.................F-6

  Consolidated Statements of Cash Flows..............................F-7 and F-8

  Notes to Financial Statements......................................F-9 to F-35

[GRAPHIC OMITTED]

DISCOVERY BLOCK
828 GREAT NORTHERN BOULEVARD
P.O. BOX 1040 o HELENA, MONTANA  59624-1040
406-442-1040   FAX 406-442-1100



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Eagle Bancorp
Helena, Montana  59601


We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp and subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp and subsidiary as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ ANDERSEN ZURMUEHLEN & CO., P.C.

Helena, Montana
July 17, 2003

                     F I N A N C I A L   S T A T E M E N T S
                     ---------------------------------------

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 2003 and 2002

================================================================================

ASSETS                                                            2003           2002
------                                                        ------------   ------------
  Cash and due from banks                                     $  2,966,202   $  2,836,853
  Interest-bearing deposits with banks                           7,263,841      7,786,136
                                                              ------------   ------------
    Total cash and cash equivalents                             10,230,043     10,622,989
                                                              ------------   ------------

  Investment securities available-for-sale, at fair value       76,855,280     50,153,872
  Investment securities held-to-maturity, at amortized cost      2,280,736      3,875,124
  Federal Home Loan Bank stock restricted, at cost               1,686,300      1,586,200
  Mortgage loans held-for-sale                                   6,908,373      1,352,121
  Loans receivable, net of deferred loan fees and allowance
    for loan losses                                             93,521,165    105,623,213
  Accrued interest and dividends receivable                        913,101        998,378
  Mortgage servicing rights, net                                 1,291,614      1,588,318
  Property and equipment, net                                    6,392,625      6,291,382
  Cash surrender value of life insurance                         2,347,232      2,244,453
  Real estate acquired in settlement of loans, net of
    allowance for losses                                            70,010             --
  Other assets                                                     561,924        245,417
                                                              ------------   ------------

    Total assets                                              $203,058,403   $184,581,467
                                                              ============   ============

The Notes to Financial Statements are an integral part of these statements.

================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY                            2003             2002
  ------------------------------------                        -------------    -------------
  LIABILITIES
    Deposit accounts:
      Noninterest-bearing                                     $   7,868,012    $   6,835,235
      Interest-bearing                                          160,556,053      144,769,504
    Advances from Federal Home Loan Bank of  Seattle              9,243,889        9,343,889
    Accrued expenses and other liabilities                        1,893,668        1,929,962
                                                              -------------    -------------
        Total liabilities                                       179,561,622      162,878,590
                                                              -------------    -------------


  STOCKHOLDERS' EQUITY
    Preferred stock (no par value, 1,000,000 shares
      authorized; none issued or outstanding)                            --               --
    Common stock (par value $0.01 per share; 10,000,000
      shares authorized; 1,223,572 shares issued; 1,209,772
      and 1,208,172 shares outstanding at June 30, 2003 and
      2002, respectively)                                            12,236           12,236
    Additional paid-in capital                                    3,954,432        3,885,903
    Unallocated common stock held by employee stock
      ownership plan (ESOP)                                        (239,248)        (276,048)
    Treasury stock, at cost (13,800 and 15,400
      shares at June 30, 2003 and 2002, respectively)              (188,715)        (180,950)
    Retained earnings                                            19,532,409       17,957,601
    Accumulated other comprehensive income                          425,667          304,135
                                                              -------------    -------------
        Total equity                                             23,496,781       21,702,877
                                                              -------------    -------------

        Total liabilities and stockholders' equity            $ 203,058,403    $ 184,581,467
                                                              =============    =============

                          EAGLE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended June 30, 2003 and 2002

================================================================================

                                                          2003            2002
                                                      ------------    ------------
Interest and dividend income:
  Interest and fees on loans                          $  7,694,258    $  8,986,508
  Interest on deposits with banks                          134,035         177,791
  Federal Home Loan Bank of Seattle stock dividends        100,423          99,112
  Interest and dividends on investment securities
    available-for-sale                                   2,311,120       1,605,583
  Interest and dividends on investment securities
    held-to-maturity                                       166,350         298,552
                                                      ------------    ------------
      Total interest and dividend income                10,406,186      11,167,546
                                                      ------------    ------------


Interest expense:
  Deposits                                               3,632,607       4,402,733
  Federal Home Loan Bank of Seattle advances               581,052         644,715
                                                      ------------    ------------
      Total interest expense                             4,213,659       5,047,448
                                                      ------------    ------------


Net interest income                                      6,192,527       6,120,098

Loan loss provision                                             --              --
                                                      ------------    ------------
      Net interest income after loan loss provision      6,192,527       6,120,098
                                                      ------------    ------------


Non-interest income:
  Demand deposit service charges                           501,872         506,174
  Net gain on sale of loans                              1,824,729       1,111,239
  Mortgage loan servicing fees, net                       (299,587)        304,982
  Net gain on sale of available-for-sale securities        164,677          16,629
  Other                                                    377,833         386,810
                                                      ------------    ------------
      Total non-interest income                          2,569,524       2,325,834
                                                      ------------    ------------

The Notes to Financial Statements are an integral part of these statements.

================================================================================

                                                          2003           2002
                                                       ----------     ----------
Non-interest expenses:
  Salaries and employee benefits                        2,923,077      2,967,475
  Occupancy                                               496,681        475,348
  Furniture and equipment depreciation                    207,947        278,924
  Data processing                                         245,775        207,902
  Advertising                                             148,908        108,619
  Amortization of mortgage servicing rights               745,345        324,071
  Federal insurance premiums                               25,596         24,722
  Consulting                                              121,307         23,036
  Postage                                                 147,163        109,233
  ATM processing                                           73,514         45,065
  Legal, accounting, and examination fees                  45,173        139,812
  Other                                                   811,094        738,055
                                                       ----------     ----------
      Total non-interest expense                        5,991,580      5,442,262
                                                       ----------     ----------

Income before provision for income taxes                2,770,471      3,003,670

Provision for income taxes                                904,605      1,044,237
                                                       ----------     ----------

Net income                                             $1,865,866     $1,959,433
                                                       ==========     ==========

Basic earnings per common share                        $     1.59     $     1.68
                                                       ==========     ==========

Diluted earnings per common share                      $     1.57     $     1.65
                                                       ==========     ==========

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years Ended June 30, 2003 and 2002


                                                                                                         ACCUMULATED
                                                  ADDITIONAL   UNALLOCATED                                  OTHER
                       PREFERRED      COMMON       PAID-IN        ESOP         TREASURY      RETAINED   COMPREHENSIVE
                         STOCK        STOCK        CAPITAL       SHARES         STOCK        EARNINGS       INCOME        TOTAL
                      -----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance,
 July 1, 2001         $        --  $     12,236  $  3,845,908  $   (312,848) $   (235,000) $ 16,220,812  $    171,135  $ 19,702,243

  Net income                   --            --            --            --            --     1,959,433            --     1,959,433
  Other
   comprehensive
   income                      --            --            --            --            --            --       133,000       133,000
                                                                                                                       ------------

    Total
     comprehensive
     income                    --            --            --            --            --            --            --     2,092,433
                                                                                                                       ------------

  Dividends paid
   ($.40 per share)            --            --            --            --            --      (222,644)           --      (222,644)

  Restricted stock
   plan shares
   allocated
   (4,600 shares)              --            --        (1,150)                     54,050            --            --        52,900

  ESOP shares
   allocated or
   committed to be
   released for
   allocation
   (4,600 shares)              --            --        41,145        36,800            --            --            --        77,945
                      -----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance,
 June 30, 2002                 --        12,236     3,885,903      (276,048)     (180,950)   17,957,601       304,135    21,702,877

  Net income                   --            --            --            --            --     1,865,866            --     1,865,866
  Other
   comprehensive
   income                      --            --            --            --            --            --       121,532       121,532
                                                                                                                       ------------

    Total
     comprehensive
     income                    --            --            --            --            --            --            --     1,987,398
                                                                                                                       ------------

  Dividends paid
   ($.52 per share)                                                                            (291,058)                   (291,058)

  Restricted stock
   plan shares
   allocated
   (4,600 shares)              --            --        (1,150)           --        54,050            --            --        52,900

  Treasury stock
   purchased (1,700
    shares at
    $19.50/shr;
    1,300 shares at
    $22.05/shr)                --            --            --            --       (61,815)           --            --       (61,815)

  ESOP shares
    allocated or
    committed to be
    released for
    allocation
    (4,600 shares)             --            --        69,679        36,800            --            --            --       106,479
                      -----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance,
 June 30, 2003        $        --  $     12,236  $  3,954,432  $   (239,248) $   (188,715) $ 19,532,409  $    425,667  $ 23,496,781
                      ===========  ============  ============  ============  ============  ============  ============  ============

The Notes to Financial Statements are an integral part of these statements.

                          EAGLE BANCORP AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2003 and 2002

================================================================================

                                                                    2003           2002
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 1,865,866    $ 1,959,433
  Adjustments to reconcile net income to net cash from
    operating activities:
      Provision for loan losses                                           --             --
      Provision for mortgage servicing rights valuation losses       735,205         21,515
      Depreciation                                                   400,470        472,707
      Net amortization of marketable securities premiums
        and discounts                                                895,364        200,563
      Amortization of capitalized mortgage servicing rights          745,345        324,071
      Gain on sale of real estate owned                                   --             --
      (Gain) loss on sale of property and equipment                    6,465           (950)
      Gain on sale of loans                                       (1,824,729)    (1,111,239)
      Net realized (gain) loss on sale of available-for-sale
        securities                                                  (164,677)       (16,629)
      Dividends reinvested                                          (220,740)      (174,408)
      Increase in cash surrender value of life insurance            (102,779)      (103,929)
      Restricted stock awards                                         52,900         52,900
  Change in assets and liabilities:
    (Increase) decrease in assets:
        Accrued interest and dividends receivable                     85,277        (57,261)
        Loans held-for-sale                                       (3,651,401)     2,781,321
        Other assets                                                (316,507)       (43,873)
     Increase (decrease) in liabilities:
        Accrued expenses and other liabilities                         1,625         (1,644)
                                                                 -----------    -----------
        Net cash provided by (used in) operating activities       (1,492,316)     4,302,577
                                                                 -----------    -----------

The Notes to Financial Statements are an integral part of these statements.

================================================================================

                                                                2003            2002
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity                            --        (278,708)
    Investment securities available-for-sale                 (55,114,594)    (36,938,803)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                     1,584,144       3,963,725
    Investment securities available-for-sale                  23,427,856       6,507,066
  Proceeds from sales of investment securities
    available-for-sale                                         4,495,494       1,010,755
  Net decrease in loans receivable, excludes transfers to
    real estate acquired in settlement of loans               10,848,193       8,730,090
  Proceeds from sale of real estate acquired in the
    settlement of loans                                               --              --
  Proceeds from sale of equipment                                     --             950
  Purchase of property and equipment                            (508,176)       (258,462)
                                                            ------------    ------------
        Net cash used in investing activities                (15,267,083)    (17,263,387)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts               16,819,326      17,554,405
  Net increase (decrease) in FHLB advances                      (100,000)     (2,100,000)
  Payments to acquire treasury stock                             (61,815)             --
  Dividends paid                                                (291,058)       (222,644)
                                                            ------------    ------------
        Net cash provided by financing activities             16,366,453      15,231,761
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents            (392,946)      2,270,951

CASH AND CASH EQUIVALENTS, beginning of year                  10,622,989       8,352,038
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                      $ 10,230,043    $ 10,622,989
                                                            ============    ============

                          EAGLE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

================================================================================


NOTE l.    REPORTING ENTITY
---------------------------

Eagle Bancorp was organized in 2000 as the majority-owned subsidiary of Eagle Financial, MHC and the sole parent of American Federal Savings Bank (the Bank). Collectively, Eagle Bancorp and the Bank are referred to herein as "the Company".

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

The consolidated financial statements include the accounts of Eagle Bancorp, and the Bank. Intercompany transactions and balances are eliminated in consolidation.



NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

Management Estimates:
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates.

Significant estimates are necessary in determining the recorded value of the allowance for loan losses, mortgage servicing rights, and available-for-sale securities. Management believes the assumptions used in arriving at these estimates are appropriate.

Cash and Cash Equivalents:
For purposes of reporting cash flows, cash and cash equivalents include cash and deposits with correspondent banks.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the FDIC up to $100,000. No account balances were held with correspondent banks that were in excess of FDIC insured levels.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------

Investment Securities:
The Company designates debt and equity securities as held-to-maturity, available-for-sale, or trading.

Held-to-maturity - Debt investment securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the period remaining until maturity.

Available-for-sale - Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses, net of tax, are reported as other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

Trading - No investment securities were designated as trading at June 30, 2003 and 2002.

Federal Home Loan Bank Stock:
The Company's investment in Federal Home Loan Bank (FHLB) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of the FHLB.

Mortgage Loans Held-for-Sale:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value, determined in aggregate, plus the fair value of associated derivative financial instruments. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income.

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------

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

The majority of the Company's loan portfolio consists of consumer loans, commercial real estate loans and single-family residential loans secured by real estate in south central Montana. Real estate prices in this market have been stable. However, the ultimate collectibility of a substantial portion of the Company's loan portfolio may be susceptible to changes in local market conditions in the future.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------

Mortgage Servicing Rights:
The Company allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained through market survey data. Impairment of mortgage servicing rights is measured annually based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. The Company accounts for its recorded value on a loan-by-loan basis and possible impairment of mortgage servicing rights on a portfolio basis. Impairment is recorded through a valuation allowance and a charge to mortgage loan servicing fees.

Mortgage servicing rights are amortized in proportion to, and over the estimated period of, net servicing income, adjusted for actual loan prepayments.

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------

Income Taxes (continued):
A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Advertising Costs:
The Company expenses advertising costs as they are incurred. Advertising costs were approximately $149,000 and $109,000 for the years ended June 30, 2003 and 2002, respectively.

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

Earnings Per Share:
Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. For purposes of computing EPS, outstanding common shares include all shares issued to the Mutual Holding Company but exclude ESOP shares that have not been allocated or committed to be released for allocation to participants.

Financial Instruments:
All derivative financial instruments that qualify for hedge accounting are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments used as cash flow hedges are recognized as a component of comprehensive income. At June 30, 2003 and 2002, the Company was holding forward delivery commitments that qualify as derivative financial instruments.

The carrying value of the Company's financial instruments approximates fair value. The fair value of the Company's financial instruments is generally determined by a third party's valuation of the underlying asset.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------

Impact of Recently Issued Accounting Standards:
In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 in order to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock based employee compensation. This statement also amends disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. Since the Company currently does not have any stock options outstanding, this standard has not had a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB interpretation No. 45 (FIN45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under guarantees that it has issued. FIN45 also clarifies that guarantors are required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation relating to the guarantee issued. The initial recognition and measurement provisions of this interpretation are effective for the Company relating to guarantees entered or modified after December 31, 2002. The disclosure provisions are effective for the fiscal year ended January 31, 2003. The initial adoption of this standard has not had a material impact on the Company's consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created and acquired after January 31, 2003. For variable interest in a variable interest entity created before February 1, 2003, the interpretation is applicable no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this interpretation did not have a material effect on the Company's consolidated financial statements for the year ended June 30, 2003 and is not expected to have a material effect for the year ending June 30, 2004.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement requires that mandatory stock repurchase agreements be recorded as a liability on the balance sheet. A repurchase is considered mandatory if it will happen at an "event certain" such as death or retirement. If there is not an event certain, a put option included or "embedded" in the repurchase agreement would keep the repurchase from being mandatory. This statement is not expected to have an impact on the Company's consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 3.    EARNINGS PER SHARE
-----------------------------

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:
                                                       2003         2002
                                                    ----------   ----------
     Weighted average shares outstanding during
       the year on which basic earnings per share
       is calculated                                 1,175,411    1,168,669
     Add: weighted average of stock incentive
       shares held in treasury                          15,775       17,917
                                                    ----------   ----------
     Average outstanding shares on which
       diluted earnings per share is calculated      1,191,186    1,186,586
                                                    ==========   ==========

     Net income applicable to common stockholders   $1,865,866   $1,959,433
                                                    ==========   ==========

     Basic earnings per share                       $     1.59   $     1.68
                                                    ==========   ==========

     Diluted earnings per share                     $     1.57   $     1.65
                                                    ==========   ==========



NOTE 4.    REGULATORY CAPITAL REQUIREMENTS
------------------------------------------

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision (OTS) (as of March 3, 2003) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below. Management believes the Bank would be considered well-capitalized by the OTS at June 30, 2003 and 2002, respectively.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 4.    REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
------------------------------------------------------

The Bank's actual capital amounts (in thousands) and ratios are presented in the table below.

                                                                                  TO BE CONSIDERED
                                                                                  WELL CAPITALIZED
                                                                                    UNDER PROMPT
                                                           FOR CAPITAL               CORRECTIVE
                                  ACTUAL                ADEQUACY PURPOSES         ACTION PROVISIONS
                           ---------------------      --------------------      --------------------
                            AMOUNT       RATIO         AMOUNT      RATIO         AMOUNT      RATIO
                           ---------    --------      ---------   --------      ---------   --------
     As of June 30, 2003:
       Tangible            $  21,737       10.80%     $   3,020        1.5%           N/A        N/A
       Leverage            $  21,737       10.80%     $   6,039        3.0%     $  10,065        5.0%
       Tier 1 risk-based   $  21,737       18.53%     $   4,692        4.0%     $   7,038        6.0%
       Total risk-based    $  22,397       19.09%     $   9,384        8.0%     $  11,730       10.0%

     As of June 30, 2002:
       Tangible            $  20,060       10.96%     $   2,744        1.5%           N/A        N/A
       Leverage            $  20,060       10.96%     $   7,318        4.0%     $   9,148        5.0%
       Tier 1 risk-based   $  20,060       19.03%     $   4,217        4.0%     $   6,325        6.0%
       Total risk-based    $  20,736       19.67%     $   8,434        8.0%     $  10,542       10.0%

A reconciliation of the Bank's capital (in thousands) determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

                                                          June 30,
                                                  ------------------------
                                                     2003          2002
                                                  ----------    ----------
     Capital determined by generally
       accepted accounting principles             $   22,027    $   20,336
     Unrealized (gain) loss on securities
       available-for-sale                               (340)         (272)
     Unrealized loss on equity securities                111             8
     Unrealized gain on forward delivery
       commitments                                       (61)          (12)
                                                  ----------    ----------
     Tier I (core) capital                            21,737        20,060
     Unallocated allowance for loan losses               660           676
                                                  ----------    ----------
         Total risk based capital                 $   22,397    $   20,736
                                                  ==========    ==========

Dividend Limitations
Under OTS regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years. Dividends in excess of such amount requires OTS approval. The Bank has paid dividends totaling $291,058 and $222,644 to the Company during the years ended June 30, 2003, and 2002, respectively. The Company had paid four quarterly dividends of $0.13 per share to its shareholders for the year ended June 30, 2003, and four quarterly dividends of $0.10 per share to its shareholders for the year ended June 30, 2002.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 4.    REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
------------------------------------------------------

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



NOTE 5.    RESTRICTIONS ON CASH AND DUE FROM BANKS
--------------------------------------------------

The Company is required to maintain cash reserves on deposit with the Federal Reserve Bank based on deposits.

As of June 30, 2003 and 2002, the Company was required to have aggregate cash deposits with the Federal Reserve Bank of approximately $370,000 and $276,000, respectively.



NOTE 6.    INVESTMENT SECURITIES
--------------------------------

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

                                                 GROSS        GROSS
                                 AMORTIZED     UNREALIZED   UNREALIZED        FAIR
                                   COST          GAINS       (LOSSES)         VALUE
                                -----------   -----------   -----------    -----------
     June 30, 2003:
     --------------
     Available-for-sale:
       U.S. government and
         agency obligations     $ 5,039,764   $   111,500   $        --    $ 5,151,264
       Municipal obligations      6,851,051       235,534            --      7,086,585
       Corporate obligations      6,180,404       217,512            --      6,397,916
       Mortgage-backed
         securities              28,032,532       190,352            --     28,222,884
       Mutual funds               4,696,019            --           (26)     4,695,993
       Collateralized
         mortgage obligations    23,461,474            --        (7,351)    23,454,123
       Common stock                  58,645         2,710            --         61,355
       Corporate preferred
         stock                    1,950,000            --      (164,840)     1,785,160
                                -----------   -----------   -----------    -----------
           Total                $76,269,889   $   757,608   $  (172,217)   $76,855,280
                                ===========   ===========   ===========    ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 6.    INVESTMENT SECURITIES (CONTINUED)
--------------------------------------------

                                                  GROSS          GROSS
                                 AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                    COST          GAINS         (LOSSES)          VALUE
                                ------------   ------------   ------------    ------------
     June 30, 2003:
     --------------
     Held-to-maturity:
       Municipal obligations    $  1,031,729   $     75,173   $         --    $  1,106,902
       Mortgage-backed
         securities                1,249,007         49,206             --       1,298,213
                                ------------   ------------   ------------    ------------
           Total                $  2,280,736   $    124,379   $         --    $  2,405,115
                                ============   ============   ============    ============

     June 30, 2002:
     --------------
     Available-for-sale:
       U.S. government and
         agency obligations     $  6,963,730   $     70,249   $         --    $  7,033,979
       Municipal obligations       4,301,732             --        (10,233)      4,291,499
       Corporate obligations       8,548,317        177,158             --       8,725,475
       Mortgage-backed
         securities                6,505,009         64,995             --       6,570,004
       Mutual funds                4,575,378             10             --       4,575,388
       Collateralized
         mortgage obligations     16,829,068        183,960             --      17,013,028
       Corporate preferred
         stock                     1,955,215             --        (10,716)      1,944,499
                                ------------   ------------   ------------    ------------
           Total                $ 49,678,449   $    496,372   $    (20,949)   $ 50,153,872
                                ============   ============   ============    ============

     Held-to-maturity:
       Municipal obligations    $  1,354,531   $     37,458   $         --    $  1,391,989
       Mortgage-backed
         securities                2,520,593         90,112             --       2,610,705
                                ------------   ------------   ------------    ------------
           Total                $  3,875,124   $    127,570   $         --    $  4,002,694
                                ============   ============   ============    ============

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $164,677 and $16,629 for the years ended June 30, 2003 and 2002, respectively.

The amortized cost and estimated fair value of securities at June 30, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 6.    INVESTMENT SECURITIES (CONTINUED)
--------------------------------------------

                                                 June 30, 2003
                            ---------------------------------------------------------
                                 HELD-T0-MATURITY             AVAILABLE-FOR-SALE
                                    SECURITIES                    SECURITIES
                            ---------------------------   ---------------------------
                              AMORTIZED       FAIR         AMORTIZED         FAIR
                                COST          VALUE          COST            VALUE
                            ------------   ------------   ------------   ------------
     Due in one year        $    100,000   $    100,121   $  2,016,115   $  2,061,911
     Due after one year
       through five years        250,000        255,077      1,004,152      1,027,316
     Due after five years
       through ten years         542,325        602,216      5,454,337      5,701,954
     Due after ten years         139,404        149,488      9,596,615      9,844,584
                            ------------   ------------   ------------   ------------
                               1,031,729      1,106,902     18,071,219     18,635,765

     Preferred stock                  --             --      1,950,000      1,785,160
     Common stock                     --             --         58,645         61,355
     Mortgaged-backed
       securities              1,249,007      1,298,213     28,032,532     28,222,884
     Mutual funds                     --             --      4,696,019      4,695,993
     Collateralized
       mortgage
       obligations                    --             --     23,461,474     23,454,123
                            ------------   ------------   ------------   ------------

         Total              $  2,280,736   $  2,405,115   $ 76,269,889   $ 76,855,280
                            ============   ============   ============   ============

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based on early prepayment of principal.

A federal agency obligation bond with amortized cost of approximately $500,000 has been pledged to the Federal Reserve Bank to serve as collateral for the Company's treasury, tax, and loan account at June 30, 2003 and 2002. All other securities are held at the Federal Home Loan Bank for safekeeping.

Two municipal bonds with amortized cost of $304,000 have been pledged to serve as security for deposits over $100,000 held by the Company at June 30, 2003. There was one security pledged with an amortized cost of $180,000 at June 30, 2002.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 7.    LOANS RECEIVABLE
---------------------------

Loans receivable consist of the following:

                                                            June 30,
                                                ------------------------------
                                                    2003             2002
                                                -------------    -------------
     First mortgage loans:
       Residential mortgage (1 - 4 family)      $  45,404,699    $  66,958,637
       Commercial real estate                      18,819,234        9,454,674
       Real estate construction                     3,802,257        2,931,032
     Other loans:
       Home Equity                                 13,791,769       14,235,907
       Consumer                                     9,278,219       10,023,869
       Commercial                                   3,033,786        2,842,782
                                                -------------    -------------
         Total                                     94,129,964      106,446,901
     Less: Allowance for loan losses                 (672,841)        (702,705)
               Deferred loan fees, net                 64,042         (120,983)
                                                -------------    -------------
         Total                                  $  93,521,165    $ 105,623,213
                                                =============    =============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $610,000 and $528,000 at June 30, 2003 and 2002, respectively. Interest income not accrued on these loans and cash interest income were immaterial for the years ended June 30, 2003 and 2002. The allowance for loan losses on nonaccrual loans as of June 30, 2003 and 2002 was $4,715 and $11,567, respectively. The Company expects to collect all amounts due on nonaccrual loans, including interest accrued at contractual rates, accordingly there are no loans considered impaired at June 30, 2003 and 2002.

The following is a summary of changes in the allowance for loan losses:

                                                     Years Ended June 30,
                                                   ------------------------
                                                      2003          2002
                                                   ----------    ----------
     Balance, beginning of period                  $  702,705    $  688,282
       Reclassification to REO reserve                     --            --
       Transfer from interest reserve                      --         6,510
       Provision charged to operations                     --            --
       Charge-offs                                    (37,118)      (27,390)
       Recoveries                                       7,254        35,303
                                                   ----------    ----------

     Balance, end of period                        $  672,841    $  702,705
                                                   ==========    ==========

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers of the Company at June 30, 2003 and 2002, were $172,021 and $115,589, respectively. Interest income from these loans was $7,634 and $7,843 for the years ended June 30, 2003 and 2002, respectively.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 7.    LOANS RECEIVABLE (CONTINUED)
---------------------------------------

The Bank has pledged its residential mortgage (1-4 family) loans as collateral for the advances from the Federal Home Loan Bank of Seattle. The pledge is not loan specific and does not preclude the Bank from selling loans on the secondary market.


NOTE 8.    MORTGAGE SERVICING RIGHTS
------------------------------------

The Company is servicing loans for the benefit of others totaling approximately $193,385,000 and $141,671,000 at June 30, 2003 and 2002, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $866,000 and $485,000 at June 30, 2003 and 2002, respectively.

The following is a summary of activity in mortgage servicing rights and the valuation allowance:

                                                  Years Ended June 30,
                                               --------------------------
                                                  2003           2002
                                               -----------    -----------
     Mortgage Servicing Rights
       Balance, beginning of period            $ 1,609,833    $ 1,315,819
       Mortgage servicing rights capitalized     1,183,848        618,085
       Amortization of mortgage servicing
         rights                                   (745,345)      (324,071)
                                               -----------    -----------
                                                 2,048,334      1,609,833
                                               -----------    -----------
     Valuation Allowance
       Balance, beginning of period                 21,515             --
       Provision charged to operations             735,205         21,515
                                               -----------    -----------
       Balance, end of period                      756,720         21,515
                                               -----------    -----------

          Net Mortgage Servicing Rights        $ 1,291,614    $ 1,588,318
                                               ===========    ===========


NOTE 9.    PROPERTY AND EQUIPMENT
---------------------------------

Property and equipment and related depreciation are summarized by major classification as follows:

                                                           June 30,
                                                 ----------------------------
                                                     2003            2002
                                                 ------------    ------------
     Land, buildings, and improvements           $  7,796,815    $  7,747,811
     Furniture and equipment                        3,349,377       2,896,668
                                                 ------------    ------------
         Total                                     11,146,192      10,644,479
     Accumulated depreciation                      (4,753,567)     (4,353,097)
                                                 ------------    ------------
         Total                                   $  6,392,625    $  6,291,382
                                                 ============    ============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 9.    PROPERTY AND EQUIPMENT (CONTINUED)
---------------------------------------------

Depreciation expense totaled $400,470 and $472,707 for the years ended June 30, 2003 and 2002, respectively.



NOTE 10.   DEPOSITS
-------------------

Deposits are summarized as follows:
                                                            June 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
     Noninterest checking                         $  7,868,012   $  6,835,235
     Interest-bearing checking (0.30%, 0.65%)       27,125,488     24,908,989
     Passbook (1.15%, 1.50%)                        25,762,108     22,464,984
     Money market (1.33%, 2.27%)                    30,177,605     27,568,930
     Time certificates of deposit
     (2003, 1.39% - 6.53%; 2002, 2.25% - 6.58%)     77,490,852     69,826,601
                                                  ------------   ------------
                                                  $168,424,065   $151,604,739
                                                  ============   ============

The weighted average cost of funds was 1.89% and 2.59% at June 30, 2003 and 2002, respectively.

Time certificates of deposit maturities at June 30, 2003 are as follows:

     Within one year                              $ 58,739,291
     One to two years                               15,238,619
     Two to three years                              2,197,379
     Four to five years                                714,614
     Thereafter                                        600,949
                                                  ------------
        Total                                     $ 77,490,852
                                                  ============

Interest expense on deposits is summarized as follows:

                                                      Years Ended June 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
     Checking                                     $    117,694   $    193,518
     Passbook                                          350,277        456,134
     Money market                                      507,531        648,686
     Time certificates of deposit                    2,657,105      3,104,395
                                                  ------------   ------------
         Total                                    $  3,632,607   $  4,402,733
                                                  ============   ============

At June 30, 2003 and 2002, the Company held $27,218,000 and $23,338,000, respectively, in deposit accounts in excess of $100,000 or more. Deposit amounts in excess of $100,000 are not insured by the FDIC.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 10.   DEPOSITS (CONTINUED)
-------------------------------

At June 30, 2003 and 2002 the Company reclassified $26,949 and $23,743, respectively in overdrawn deposits as loans.

Directors' and senior officers' deposit accounts at June 30, 2003 and 2002, were $456,673 and $452,099, respectively.



NOTE 11.   ADVANCES FROM THE FEDERAL HOME LOAN BANK OF SEATTLE
--------------------------------------------------------------

Advances from the Federal Home Loan Bank of Seattle mature as follows:

                                                        June 30,
                                                -----------------------
     Maturing period                               2003         2002
     ---------------                            ----------   ----------
     Within one year                            $  100,000   $  100,000
     One to two years                            5,100,000      100,000
     Two to three years                          3,100,000    5,100,000
     Three to four years                           100,000    3,100,000
     Four to five years                            100,000      100,000
     Thereafter                                    743,889      843,889
                                                ----------   ----------
                                                $9,243,889   $9,343,889
                                                ==========   ==========

One advance requires annual principal payments of $100,000. The remaining advances are due at maturity. Two advances are subject to quarterly put options that would allow the FHLB to require the Company to repay the advance ahead of their scheduled maturity. The next put date is October 14, 2003. The advances are subject to prepayment penalties. The interest rates on advances are fixed. The weighted average interest rate for advances at June 30, 2003 and 2002 was 6.20%. The weighted average amount outstanding was $9,290,000 and $10,331,000 for the years ended June 30, 2003 and 2002, respectively.

The maximum amount outstanding at any month-end was $9,335,556 and $11,435,556 during the years ended June 30, 2003 and 2002, respectively.

The advances are collateralized by a blanket pledge of the Bank's 1-4 family residential mortgage portfolio. At June 30, 2003 and 2002, the Company exceeded the collateral requirements of the FHLB. The Company's investment in FHLB stock is also pledged as collateral on these advances.

The total FHLB funding line available to the Company at June 30, 2003, was 25% of total Bank assets, or approximately $50,471,000.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 12.   INCOME TAXES
-----------------------

The components of the Company's income tax provision (benefit) are as follows:

                                                      Years Ended June 30,
                                                   --------------------------
                                                      2003           2002
                                                   -----------    -----------
     Current:
       U.S. federal                                $   921,569    $   869,289
       Montana                                         210,136        185,948
                                                   -----------    -----------
                                                     1,131,705      1,055,237
                                                   -----------    -----------
     Deferred:
       U.S. federal                                   (186,500)        (9,200)
       Montana                                         (40,600)        (1,800)
                                                   -----------    -----------
                                                      (227,100)       (11,000)
                                                   -----------    -----------

         Total                                     $   904,605    $ 1,044,237
                                                   ===========    ===========

The nature and components of deferred tax assets and liabilities, which are a component of accrued liabilities in the accompanying statement of financial condition, are as follows:

                                                           June 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
     Deferred tax assets:
       Deferred compensation                      $    245,000   $    244,000
       Allowance for loan losses (state only)           47,000         47,000
       Allowance for mortgage servicing
         rights (federal only)                         286,000             --
       Deferred loan fees                                1,000         53,000
       Other                                                --         18,000
                                                  ------------   ------------
         Total deferred tax assets                     579,000        362,000
                                                  ------------   ------------

     Deferred tax liabilities:
       Accumulated depreciation                        121,000        118,000
       FHLB stock                                      503,000        503,000
       Securities available-for-sale                   221,000        180,000
       Unrealized gain on hedging                       37,000          8,000
       Interest receivable                               1,000          1,000
       Allowance for loan losses (federal only)         36,000         69,000
       Other                                            40,000             --
                                                  ------------   ------------
         Total deferred tax liabilities                959,000        879,000
                                                  ------------   ------------

     Net deferred tax liability                   $    380,000   $    517,000
                                                  ============   ============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 12.   INCOME TAXES (CONTINUED)
-----------------------------------

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

A reconciliation of the Company's effective income tax provision to the statutory federal income tax rate is as follows:

                                                       Years Ended June 30,
                                                   ---------------------------
                                                      2003            2002
                                                   -----------     -----------
     Federal income taxes at the
       statutory rate of 34%                       $   941,960     $ 1,021,247
     State income taxes                                170,000         184,000
     Nontaxable income                                (188,351)       (157,000)
     Other, net                                        (19,004)         (4,010)
                                                   -----------     -----------

     Income tax expense                            $   904,605     $ 1,044,237
                                                   ===========     ===========

     Effective tax rate                                   32.7%           34.8%
                                                   ===========     ===========

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. Retained earnings include approximately $915,000 at June 30, 2003 and 2002, for which federal income tax has not been provided.


NOTE 13.   COMPREHENSIVE INCOME
-------------------------------

Comprehensive income represents the sum of net income and items of "other comprehensive income" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available-for-sale.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 13.   COMPREHENSIVE INCOME (CONTINUED)
-------------------------------------------

The Company's other comprehensive income is summarized as follows for the years ended June 30:

                                                           2003         2002
                                                         ---------    ---------
     Net unrealized holding gain or loss arising
     during the year:
       Available for sale securities, net of related
         income tax expense of $103,678
         and $93,755, respectively                       $ 174,168    $ 150,017

       Forward delivery commitments, net of
         related income tax expense of $30,246
         and $7,208, respectively                           49,876       11,535

     Reclassification adjustment for net realized
       gain included in net income, net of
       related income tax expense of $62,165
       and $17,862, respectively                          (102,512)     (28,552)
                                                         ---------    ---------

           Other comprehensive income                    $ 121,532    $ 133,000
                                                         =========    =========


NOTE 14.   EMPLOYEE BENEFITS
----------------------------

Profit Sharing Plan:
The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company's annual contribution, limited to a maximum of 15% of qualified employees' salaries, is determined by the Board of Directors. Profit sharing expense was $157,846 and $147,191 for the years ended June 30, 2003 and 2002, respectively.

The Company's profit sharing plan includes a 401(k) feature. At the discretion of the Board of Directors, the Company may match up to 50% of participants' contributions up to a maximum of 4% of participants' salaries. For the years ended June 30, 2003 and 2002, the Company's match totaled $37,303 and $29,512, respectively.

Deferred Compensation Plans:
The Company has entered into a deferred compensation agreement for the benefit of a previous director/employee. The agreement provides for payment of $2,000 per month for the employee's and spouse's lifetime.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 14.   EMPLOYEE BENEFITS (CONTINUED)
----------------------------------------

Deferred Compensation Plans (continued):
The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended June 30, 2003 and 2002, the total expense was $82,504 and to $78,323, respectively.

Employee Stock Ownership Plan:
The Company has established an ESOP for eligible employees who meet certain age and service requirements. The ESOP borrowed $368,048 from Eagle Bancorp and used the funds to purchase 46,006 shares of common stock in the Offering. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan that has a ten-year term and bears interest at 8%. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

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

Total ESOP expense of $88,585 and $62,303 was recognized in fiscal 2003 and 2002 for 4,600 shares committed to be released to participants during the years ended June 30, 2003 and 2002 with respect to the plan years ending December 31, 2002 and 2001. The cost of the 29,906 ESOP shares ($239,248 at June 30, 2003) that have not yet been allocated or committed to be released to participants is deducted from stockholders' equity. The fair value of these shares was approximately $837,368 at that date.

Stock Incentive Plan:
The Company adopted the Stock Incentive Plan (the Plan) on October 19, 2000. The Plan provides for different types of awards including stock options, restricted stock and performance shares. Under the Plan, 23,000 shares of restricted stock were granted to directors and certain officers during fiscal 2001. These shares of restricted stock vest in equal installments over five years beginning one year from the grant date.

During fiscal 2003 and 2002, 4,600 shares vested and were removed from treasury stock resulting in compensation expense of $52,900.

There were no stock options granted under the Plan as of June 30, 2003.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 15.   SUPPLEMENTAL CASH FLOW INFORMATION
---------------------------------------------

                                                       2003            2002
                                                    -----------     -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for interest            $ 4,235,764     $ 5,018,116
                                                    ===========     ===========

  Cash paid during the year for income taxes        $ 1,130,100     $ 1,127,388
                                                    ===========     ===========

NON-CASH INVESTING ACTIVITIES:
  (Increase) decrease in market value of
    securities available-for-sale                   $  (277,846)    $  (243,772)
                                                    ===========     ===========

  Mortgage servicing rights capitalized             $ 1,183,848     $   618,085
                                                    ===========     ===========

  ESOP shares released                              $   106,479     $    77,945
                                                    ===========     ===========


NOTE 16.   FINANCIAL INSTRUMENTS
--------------------------------

All financial instruments held or issued by the Company are held or issued for purposes other than trading. In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and forward delivery commitments for the sale of whole loans to the secondary market.

Commitments to extend credit - In response to marketplace demands, the Company routinely makes commitments to extend credit for fixed rate and variable rate loans with or without rate lock guarantees. When rate lock guarantees are made to customers, the Company becomes subject to market risk for changes in interest rates that occur between the rate lock date and the date that a firm commitment to purchase the loan is made by a secondary market investor.

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 16.   FINANCIAL INSTRUMENTS (CONTINUED)
--------------------------------------------

The notional amount of the Company's commitments to extend credit at fixed and variable interest rates were approximately $4,144,000 and $2,287,000 at June 30, 2003 and 2002, respectively. Fixed rate commitments are extended at rates ranging from 4.375% to 8.00% and 3.75% to 9.75% at June 30, 2003 and 2002,
respectively. The Company has lines of credit representing credit risk of approximately $16,245,000 and $12,912,000 at June 30, 2003 and 2002,
respectively, of which approximately $7,055,000 and $6,434,000 had been drawn at June 30, 2003 and 2002, respectively. The Company has credit cards issued representing credit risk of approximately $2,830,000 and $2,645,000 at June 30, 2003 and 2002, respectively, of which approximately $450,000 and $424,000 had been drawn at June 30, 2003 and 2002, respectively. The Company has letters of credits issued representing credit risk of approximately $133,000 and $131,000 at June 30, 2003 and 2002, respectively.

Forward delivery commitments - The Company uses mandatory sell forward delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments on certain mortgage loans held-for-sale. Gains and losses in the items hedged are deferred and recognized in other comprehensive income until the commitments are completed. At the completion of the commitments the gains and losses are recognized in the Company's income statement

As of June 30, 2003 and 2002, the Company had entered into commitments to deliver approximately $15,208,000 and $5,625,000 respectively, in loans to various investors, all at fixed interest rates ranging from 4.125% to 6.50% and 5.75% to 7.25%, at June 30, 2003 and 2002, respectively. The Company had approximately $99,000 and $19,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2003 and 2002, respectively. The total amount of the gain is expected to be taken into income within the next twelve months.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2003.


NOTE 17.   FAIR VALUE OF FINANCIAL INSTRUMENTS
----------------------------------------------

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 17.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
----------------------------------------------------------

                                                      June 30,
                               ---------------------------------------------------------
                                           2003                          2002
                               ---------------------------   ---------------------------
                                 CARRYING       ESTMATED       CARRYING      ESTIMATED
                                  AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                               ------------   ------------   ------------   ------------
     FINANCIAL ASSETS:
       Cash and interest-
       bearing accounts        $ 10,230,043   $ 10,230,043   $ 10,622,989   $ 10,622,989
       Investment securities
         available-for-sale    $ 76,855,280   $ 76,855,280   $ 50,153,872   $ 50,153,872
       Investment securities
         held-to-maturity      $  2,280,736   $  2,405,115   $  3,875,124   $  4,002,694
       Federal Home Loan
         Bank stock            $  1,686,300   $  1,686,300   $  1,586,200   $  1,586,200
       Mortgage loans
         held-for-sale         $  6,908,373   $  6,908,373   $  1,352,121   $  1,352,121
       Loans receivable, net   $ 93,521,165   $ 97,813,000   $105,623,213   $107,922,000
       Mortgage servicing
         rights                $  1,291,614   $  1,291,614   $  1,588,318   $  1,588,318
       Cash surrender value
         of life insurance     $  2,347,232   $  2,347,232   $  2,244,453   $  2,244,453

     FINANCIAL LIABILITIES:
       Deposits                $ 90,933,213   $ 90,933,213   $ 81,778,138   $ 81,778,138
       Time certificates
         of deposit            $ 77,490,852   $ 78,669,000   $ 69,826,601   $ 71,068,000
       Advances from Federal
         Home Loan Bank        $  9,243,889   $ 10,044,000   $  9,343,889   $  9,984,500

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.

Cash and interest-bearing accounts - The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 17.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
----------------------------------------------------------

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

Mortgage servicing rights - Fair values are estimated by stratifying the mortgage servicing portfolio into groups of loans with similar financial characteristics, such as loan type, interest rate, and expected maturity. The Company obtains market survey data estimates and bid quotations from secondary market investors who regularly purchase mortgage servicing rights. Assumptions regarding loan payoffs are determined using historical information on segmented loan categories for nonspecific borrowers.

Cash surrender value of life insurance - The carrying amount for cash surrender value of life insurance approximates fair value as policies are recorded at redemption value.

Deposits and time certificates of deposit - The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand. The fair value of time certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB - The fair value of the Company's short-term advances are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2003, if the advances repriced according to their stated terms. The fair value of the Company's putable advances are valued at amounts received from the FHLB.



NOTE 18.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
--------------------------------------------------------

Set forth below is the condensed statements of financial condition as of June 30, 2003 and 2002, of Eagle together with the related condensed statements of income and cash flows for the years ended June 30, 2003 and 2002.

                   Condensed Statements of Financial Condition

                                                                             2003            2002
                                                                         ------------    ------------
     Assets
     ------
     Cash and cash equivalents                                           $    236,992    $    139,764
     Securities available-for-sale                                          1,153,282       1,168,563
     Investment in American Federal Savings Bank                           22,027,473      20,335,800
     Other assets                                                              94,441          71,415
                                                                         ------------    ------------

         Total assets                                                    $ 23,512,188    $ 21,715,542
                                                                         ============    ============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 18.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------

             Condensed Statements of Financial Condition (continued)


     Liabilities
     -----------
     Accounts payable and accrued expenses                               $     15,408    $     12,665
     Stockholders' Equity                                                  23,496,780      21,702,877
                                                                         ------------    ------------

         Total liabilities and stockholders' equity                      $ 23,512,188    $ 21,715,542
                                                                         ============    ============

                         Condensed Statements of Income

     Interest income                                                     $     64,532    $     73,610
     Other income                                                              18,031               3
     Noninterest expense                                                     (102,667)        (86,423)
                                                                         ------------    ------------
       Income (loss) before income taxes                                      (20,104)        (12,810)
     Income tax benefit                                                       (12,399)         (5,612)
                                                                         ------------    ------------
     Income (loss) before equity in undistributed earnings
       American Federal Savings Bank                                           (7,705)         (7,198)
     Equity in undistributed earnings American Federal
        Savings Bank                                                        1,873,571       1,966,631
                                                                         ------------    ------------

     Net income                                                          $  1,865,866    $  1,959,433
                                                                         ============    ============

                       Condensed Statements of Cash Flows

     Cash Flows from Operating Activities:
     -------------------------------------
     Net income                                                          $  1,865,866    $  1,959,433
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Equity in undistributed earnings of American
         Federal Savings Bank                                              (1,873,571)     (1,966,631)
         Restricted stock awards                                               52,900          52,900
     Other adjustments, net                                                   (25,563)        (58,881)
                                                                         ------------    ------------
         Net cash provided by (used in) operating
            activities                                                         19,632         (13,179)
                                                                         ------------    ------------

     Cash Flows from Investing Activities:
     -------------------------------------
     Cash contribution from American Federal Savings Bank                     299,040         230,032
     Purchase of securities:
       Investment securities available-for-sale                              (863,059)       (448,789)
     Proceeds from maturities, calls and principal payments:
       Investment securities available-for-sale                               784,560         365,805
     Proceeds from sale of investment securities
       available-for-sale                                                     117,792              --
                                                                         ------------    ------------
        Net cash provided by investing activities                             338,333         147,048
                                                                         ------------    ------------

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 18.   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------

                 Condensed Statements of Cash Flows (continued)

                                                           2003         2002
                                                        ----------   ----------
     Cash Flows from Financing Activities:
     ESOP payments and dividends                            92,136       64,290
     Payments to purchase treasury stock                   (61,815)          --
     Dividends paid                                       (291,058)    (222,644)
                                                        ----------   ----------
         Net cash used in financing
           activities                                     (260,737)    (158,354)
                                                        ----------   ----------

     Net (increase) decrease in cash and cash
       equivalents                                          97,228      (24,485)

     Cash and cash equivalents at beginning of period      139,764      164,249
                                                        ----------   ----------

     Cash and cash equivalents at end of period         $  236,992   $  139,764
                                                        ==========   ==========



NOTE 19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2003 and 2002:

                                   FIRST        SECOND         THIRD        FOURTH
                                  QUARTER       QUARTER       QUARTER       QUARTER
                                -----------   -----------   -----------   -----------
Year ended June 30, 2003
         Interest and
           dividend income      $ 2,785,050   $ 2,628,381   $ 2,550,929   $ 2,441,826
         Interest expense         1,125,108     1,092,957     1,018,850       976,744
                                -----------   -----------   -----------   -----------
         Net interest income      1,659,942     1,535,424     1,532,079     1,465,082

         Non-interest income        635,015       819,445       924,930       190,134
         Non-interest expense     1,353,755     1,540,765     1,510,080     1,586,979
                                -----------   -----------   -----------   -----------
         Income before income
           tax expense              941,202       814,104       946,929        68,237

         Income tax expense
           (benefit)                323,820       271,730       320,560       (11,505)
                                -----------   -----------   -----------   -----------

         Net income             $   617,382   $   542,374   $   626,369   $    79,742
                                ===========   ===========   ===========   ===========

Basic earnings per common
 share                          $       .53   $       .46   $       .53   $       .07
                                ===========   ===========   ===========   ===========
Diluted earnings per common
 share                          $       .52   $       .46   $       .53   $       .07
                                ===========   ===========   ===========   ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
------------------------------------------------------------------

Year ended June 30, 2002
         Interest and
           dividend income     $2,864,982   $2,859,741   $2,713,240   $2,729,583
         Interest expense       1,403,498    1,325,642    1,189,599    1,128,709
                               ----------   ----------   ----------   ----------
         Net interest income    1,461,484    1,534,099    1,523,641    1,600,874

         Non-interest income      404,222      704,355      652,841      564,416
         Non-interest expense   1,323,802    1,370,898    1,362,962    1,384,600
                               ----------   ----------   ----------   ----------
         Income before income
           tax expense            541,904      867,556      813,520      780,690

         Income tax expense       195,242      305,865      270,040      273,090
                               ----------   ----------   ----------   ----------

         Net income            $  346,662   $  561,691   $  543,480   $  507,600
                               ==========   ==========   ==========   ==========

Basic earnings per common
 share                         $      .30   $      .48   $      .46   $      .44
                               ==========   ==========   ==========   ==========
Diluted earnings per common
 share                         $      .29   $      .47   $      .46   $      .43
                               ==========   ==========   ==========   ==========


NOTE 20.   RELATED PARTY TRANSACTIONS
-------------------------------------

The Bank has contracted with Morrison Maierle Systems Corporation, a subsidiary of Morrison Maierle, Inc., to provide support for its in-house computer network. The Bank paid $53,033 during the year ended June 30, 2003 for technical support services, and an additional $39,973 for computer hardware and software used by the Bank for its computer network. For the year ended June 30, 2002, expenditures were $23,520 for support services and $54,141 for computer hardware. Director Jim Maierle is President of Morrison Maierle, Inc.


NOTE 21.   COMMITMENT
---------------------

In June 2003, the Bank signed a contract to purchase a mainframe computer and software for $180,000. As of June 30, 2003, the Bank had $90,000 remaining to pay for the computer and software.


NOTE 22.   SUBSEQUENT EVENTS
----------------------------

The Board announced on July 17, 2003 the declaration of a cash dividend of $0.16 per share for the fourth quarter. It is payable August 22, 2003 to shareholders of record at the close of business August 1, 2003. Eagle Financial MHC, Eagle's mutual holding company, has waived its right to receive dividends on the 648,493 shares of Eagle that Eagle Financial MHC holds.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2003 and 2002

================================================================================


NOTE 22.   SUBSEQUENT EVENTS (CONTINUED)
----------------------------------------

The Board announced a stock repurchase program on August 21, 2003. The Company is authorized to acquire up to 57,500 shares of common stock subject to market conditions. The amount represents approximately 10% of the outstanding common stock held by the public.