Form 10QSB
period 2003-09-30
EAGLE BANCORP/MT
filed 2003-11-12
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to _______________

                         Commission file number 0-29687


                                  Eagle Bancorp
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                United States                                    81-0531318
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

1400 Prospect Avenue, Helena, MT  59601
----------------------------------------
(Address of principal executive offices)

(406) 442-3080
---------------------------
(Issuer's telephone number)
Website address: www.americanfederalsavingsbank.com

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

Common stock, par value $0.01 per share             1,209,772 shares outstanding
--------------------------------------------------------------------------------
                             As of November 12, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS


PART  I.          FINANCIAL INFORMATION

Item 1.     Financial Statements
                                                                            Page
                                                                            ----
              Consolidated Statements of Financial Condition as of
              September 30, 2003 (unaudited) and June 30, 2003...........1 and 2

              Consolidated Statements of Income for the three
              months ended September 30, 2003 and 2002 (unaudited).......3 and 4

              Consolidated Statements of Stockholders' Equity for the
              three months ended September 30, 2003 (unaudited)................5

              Consolidated Statements of Cash Flows for the three
              months ended September 30, 2003 and 2002 (unaudited).......6 and 7

              Notes to Consolidated Financial Statements ................8 to 12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................13 to 18

Item 3.     Controls and Procedures...........................................19


PART  II.         OTHER INFORMATION

Item 1.     Legal Proceedings.................................................20
Item 2.     Changes in Securities.............................................20
Item 3.     Defaults Upon Senior Securities...................................20
Item 4.     Submission of Matters to a Vote of Security-Holders...............20
Item 5.     Other Information.................................................20
Item 6.     Exhibits and Reports on Form 8-K..................................20


Signatures....................................................................21


Exhibit 31.1...........................................................22 and 23
Exhibit 31.2...........................................................24 and 25
Exhibit 32.1..................................................................26

                               EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                            September 30,       June 30,
                                                                2003              2003
                                                            -------------    -------------
                                                             (Unaudited)       (Audited)

ASSETS
  Cash and due from banks                                   $   3,042,968    $   2,966,202
  Interest-bearing deposits with banks                          7,693,430        7,263,841
                                                            -------------    -------------
    Total cash and cash equivalents                            10,736,398       10,230,043

  Investment securities available-for-sale,
    at market value                                            86,181,495       76,855,280
  Investment securities held-to-maturity,
    at amortized cost                                           1,942,504        2,280,736
  Federal Home Loan Bank stock, at cost                         1,708,600        1,686,300
  Mortgage loans held-for-sale                                  5,266,116        6,908,373
  Loans receivable, net of deferred loan fees
    and allowance for loan losses                              90,751,900       93,521,165
  Accrued interest and dividends receivable                     1,075,588          913,101
  Mortgage servicing rights, net                                1,711,703        1,291,614
  Property and equipment, net                                   6,530,107        6,392,625
  Cash surrender value of life insurance                        2,371,120        2,347,232
  Real estate acquired in settlement of loans,
    net of allowance for losses                                        --           70,010
  Other assets                                                    572,783          561,924
                                                            -------------    -------------

      Total assets                                          $ 208,848,314    $ 203,058,403
                                                            =============    =============


See accompanying notes to consolidated financial statements.

                               EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (Continued)



                                                            September 30,       June 30,
                                                                2003              2003
                                                            -------------    -------------
                                                             (Unaudited)       (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts:
    Noninterest bearing                                     $   9,379,650    $   7,868,012
    Interest bearing                                          164,422,581      160,556,053
  Advances from Federal Home Loan Bank                          9,218,889        9,243,889
  Accrued expenses and other liabilities                        2,116,531        1,893,668
                                                            -------------    -------------
      Total liabilities                                       185,137,651      179,561,622
                                                            -------------    -------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding)                            --               --
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572 shares
    issued; 1,209,772 outstanding at September 30, 2003
    and June 30, 2003, respectively)                               12,236           12,236
  Additional paid-in capital                                    3,976,953        3,954,432
  Unallocated common stock held by employee
    stock ownership plan ("ESOP")                                (230,048)        (239,248)
  Treasury stock, at cost (13,800 shares at September 30,
    2003 and June 30, 2003, respectively)                        (188,715)        (188,715)
  Retained earnings                                            20,211,959       19,532,409
  Accumulated other comprehensive income                          (71,722)         425,667
                                                            -------------    -------------
      Total stockholders' equity                               23,710,663       23,496,781
                                                            -------------    -------------

      Total liabilities and stockholders' equity            $ 208,848,314    $ 203,058,403
                                                            =============    =============


See accompanying notes to consolidated financial statements.

                            EAGLE BANCORP AND SUBSIDIARY
                     QUARTERLY CONSOLIDATED STATEMENTS OF INCOME



                                                               Three Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                2003         2002
                                                             ----------   ----------
                                                                   (Unaudited)

Interest and Dividend Income:
  Interest and fees on loans                                 $1,673,289   $2,070,579
  Interest on deposits with banks                                18,399       32,645
  FHLB Stock dividends                                           25,978       49,320
  Securities available-for-sale                                 560,367      608,517
  Securities held-to-maturity                                    22,314       23,989
                                                             ----------   ----------
    Total interest and dividend income                        2,300,347    2,785,050
                                                             ----------   ----------

Interest Expense:
  Deposits                                                      776,770      978,026
  FHLB Advances                                                 145,409      147,082
                                                             ----------   ----------
    Total interest expense                                      922,179    1,125,108
                                                             ----------   ----------

  Net Interest Income                                         1,378,168    1,659,942
  Loan loss provision                                                --           --
                                                             ----------   ----------
    Net interest income after loan loss provision             1,378,168    1,659,942
                                                             ----------   ----------

Noninterest income:
  Net gain on sale of loans                                     588,981      309,163
  Demand deposit service charges                                161,316      128,860
  Mortgage loan servicing fees                                  495,696       96,072
  Net gain (loss) on sale of available-for-sale securities        9,911           --
  Other                                                          91,897      100,920
                                                             ----------   ----------
    Total noninterest income                                  1,347,801      635,015
                                                             ----------   ----------


See accompanying notes to consolidated financial statements.

                            EAGLE BANCORP AND SUBSIDIARY
                     QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                     (Continued)



                                                               Three Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                2003         2002
                                                             ----------   ----------
                                                                   (Unaudited)

Noninterest expense:
  Salaries and employee benefits                                720,005      723,224
  Occupancy expenses                                            120,285      129,941
  Furniture and equipment depreciation                           61,106       53,297
  In-house computer expense                                      59,583       54,836
  Advertising expense                                            45,020       33,295
  Amortization of mtg servicing fees                            265,135       97,828
  Federal insurance premiums                                      6,478        6,276
  Postage                                                        30,845       28,162
  Legal, accounting, and examination fees                        28,242       26,716
  Consulting fees                                                 7,560        5,880
  ATM processing                                                 13,777       11,589
  Other                                                         240,731      182,711
                                                             ----------   ----------
    Total noninterest expense                                 1,598,767    1,353,755
                                                             ----------   ----------

Income before provision for income taxes                      1,127,202      941,202
                                                             ----------   ----------

Provision for income taxes                                      357,847      323,820
                                                             ----------   ----------

Net income                                                   $  769,355   $  617,382
                                                             ==========   ==========

Basic earnings per share                                     $     0.65   $     0.53
                                                             ==========   ==========

Diluted earnings per share                                   $     0.64   $     0.52
                                                             ==========   ==========

Weighted average shares outstanding (basic eps)               1,180,258    1,173,041
                                                             ==========   ==========

Weighted average shares outstanding (diluted eps)             1,194,058    1,189,457
                                                             ==========   ==========


See accompanying notes to consolidated financial statements.

                                             EAGLE BANCORP AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      For the Six Months Ended December 31, 2001



                                                                             ADDITIONAL    UNALLOCATED
                                               PREFERRED        COMMON         PAID-IN         ESOP          TREASURY
                                                 STOCK           STOCK         CAPITAL        SHARES          STOCK
                                              ------------   ------------   ------------   ------------    ------------

Balance, June 30, 2003                        $         --   $     12,236   $  3,954,432   $   (239,248)   $   (188,715)

  Net income (unaudited)                                --             --             --             --              --
  Other comprehensive income (unaudited)                --             --             --             --              --


    Total comprehensive income (unaudited)              --             --             --             --              --


Dividends paid ($.16 per share) (unaudited)             --             --             --             --              --


ESOP shares allocated or committed to be
  released for allocation (1,150 shares)
  (unaudited)                                           --             --         22,521          9,200              --
                                              ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2003 (unaudited)       $         --   $     12,236   $  3,976,953   $   (230,048)   $   (188,715)
                                              ============   ============   ============   ============    ============


                                                              ACCUMULATED
                                                                 OTHER
                                                RETAINED     COMPREHENSIVE
                                                EARNINGS         INCOME           TOTAL
                                              ------------    ------------    ------------

Balance, June 30, 2003                        $ 19,532,409    $    425,667    $ 23,496,781

  Net income (unaudited)                           769,355              --         769,355
  Other comprehensive income (unaudited)                --        (497,389)       (497,389)
                                                                              ------------

    Total comprehensive income (unaudited)              --              --         271,966
                                                                              ------------

Dividends paid ($.16 per share) (unaudited)        (89,805)             --         (89,805)
                                                                              ------------

ESOP shares allocated or committed to be
  released for allocation (1,150 shares)
  (unaudited)                                           --              --          31,721
                                              ------------    ------------    ------------

Balance, September 30, 2003 (unaudited)       $ 20,211,959    $    (71,722)   $ 23,710,663
                                              ============    ============    ============


See accompanying notes to consolidated financial statements.

                                     EAGLE BANCORP AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Three Months Ended
                                                                                  September 30,
                                                                              2003            2002
                                                                          ------------    ------------
                                                                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    769,355    $    617,382
  Adjustments to reconcile net income to net cash
    from operating activities:
      Provision for mortgage servicing rights valuation losses                (365,527)             --
      Depreciation                                                             109,244         101,295
      Net amortization of marketable securities premium
        and discounts                                                          448,231         121,982
      Amortization of capitalized mortgage servicing rights                    265,135          97,828
      Gain on sale of loans                                                   (588,980)       (309,163)
      Net realized (gain) loss on sale of available-for-sale securities         (9,911)             --
      FHLB & other dividends reinvested                                        (41,050)        (60,084)
      Increase in cash surrender value of life insurance                       (23,888)        (26,057)
      Gain on sale of real estate owned                                           (596)             --
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Accrued interest and dividends receivable                             (162,487)         (7,473)
        Loans held-for-sale                                                  2,174,839        (548,068)
        Other assets                                                           (10,859)       (275,011)
      Increase (decrease) in liabilities:
        Accrued expenses and other liabilities                                 556,671         690,621
                                                                          ------------    ------------
          Net cash provided by operating activities                          3,120,177         403,252
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity                                          --              --
    Investment securities available-for-sale                               (22,776,348)    (10,415,566)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                                     336,703         303,595
    Investment securities available-for-sale                                12,220,462       2,461,397
  Proceeds from sales of investment securities available-for-sale               68,556              --


See accompanying notes to consolidated financial statements.

                                     EAGLE BANCORP AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Continued)



                                                                               Three Months Ended
                                                                                  September 30,
                                                                              2003            2002
                                                                          ------------    ------------
                                                                                   (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
    Net (increase) decrease in loan receivable, excludes transfers
      to real estate acquired in settlement of loans                         2,449,567       2,270,704
    Purchase of property and equipment                                        (246,726)        (55,121)
    Proceeds from the sale of real estate aquired in the settlement
      of loans                                                                  70,606              --
                                                                          ------------    ------------
        Net cash used in investing activities                               (7,877,180)     (5,434,991)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts                           $  5,378,163    $  5,440,605
  Payments on FHLB advances                                                    (25,000)        (25,000)
  Sale (Purchase) of Treasury Stock                                                 --         (33,150)
  Dividends paid                                                               (89,805)        (72,758)
                                                                          ------------    ------------
        Net cash provided by financing activities                            5,263,358       5,309,697
                                                                          ------------    ------------

Net increase in cash                                                           506,355         277,958

CASH AND CASH EQUIVALENTS, beginning of period                              10,230,043      10,622,989
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                  $ 10,736,398    $ 10,900,947
                                                                          ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest                                  $    920,869    $  1,131,334
                                                                          ============    ============

Cash paid during the period for income taxes                              $         --    $      1,084
                                                                          ============    ============

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale      $    743,076    $   (168,572)
                                                                          ============    ============

Mortgage servicing rights capitalized                                     $    319,697    $    201,058
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

The results of operations for the three month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2003.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 2.  INVESTMENT SECURITIES
------------------------------
Investment securities are summarized as follows:


                                    September 30, 2003 (Unaudited)                         June 30, 2003 (Audited)
                          -------------------------------------------------   -------------------------------------------------
                                               GROSS                                               GROSS
                            AMORTIZED        UNREALIZED           FAIR          AMORTIZED        UNREALIZED           FAIR
                               COST        GAINS (LOSSES)         VALUE            COST        GAINS (LOSSES)         VALUE
                          --------------   --------------    --------------   --------------   --------------    --------------
Available-for-sale:
  U.S. government and
   agency obligations     $    7,907,874   $       74,435    $    7,982,309   $    5,039,764   $      111,500    $    5,151,264
  Municipal obligations        8,074,014           (4,121)        8,069,893        6,851,051          235,534         7,086,585
  Corporate obligations       13,973,660           89,462        14,063,122        6,180,404          217,512         6,397,916
  Mortgage-backed
   securities                 24,740,561          (49,368)       24,691,193       28,032,532          190,352        28,222,884
  Mutual Funds                 4,720,397          (28,352)        4,692,045        4,696,019              (26)        4,695,993
  Collateralized
   mortgage obligations       24,803,818          (40,725)       24,763,093       23,461,474           (7,351)       23,454,123
  Common stock                   168,856            3,665           172,521           58,645            2,710            61,355
  Corporate preferred
   stock                       1,950,000         (202,681)        1,747,319        1,950,000         (164,840)        1,785,160
                          --------------   --------------    --------------   --------------   --------------    --------------
    Total                 $   86,339,180   $     (157,685)   $   86,181,495   $   76,269,889   $      585,391    $   76,855,280
                          ==============   ==============    ==============   ==============   ==============    ==============
Held-to-maturity:
  Municipal obligations   $      931,383   $       56,657    $      988,040   $    1,031,729   $       75,173    $    1,106,902
  Mortgage-backed
   securities                  1,011,121           35,094         1,046,215        1,249,007           49,206         1,298,213
                          --------------   --------------    --------------   --------------   --------------    --------------
    Total                 $    1,942,504   $       91,751    $    2,034,255   $    2,280,736   $      124,379    $    2,405,115
                          ==============   ==============    ==============   ==============   ==============    ==============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 3.  LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:

                                                 September 30,     June 30,
                                                     2003            2003
                                                  (Unaudited)      (Audited)
                                                 ------------    ------------

         First mortgage loans:
           Residential mortgage (1-4 family)     $ 42,264,758    $ 45,404,699
           Commercial real estate                  18,514,814      18,819,234
           Real estate construction                 4,349,049       3,802,257

         Other loans:
           Home equity                             13,557,360      13,791,769
           Consumer                                 9,917,838       9,278,219
           Commercial                               2,760,265       3,033,786
                                                 ------------    ------------

             Total                                 91,364,084      94,129,964

         Less: Allowance for loan losses             (675,238)       (672,841)
               Deferred loan fees                      63,054          64,042
                                                 ------------    ------------

             Total                               $ 90,751,900    $ 93,521,165
                                                 ============    ============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $542,000 and $610,000 at September 30, 2003 and June 30, 2003, respectively. Classified assets, including real estate owned, totaled $1.12 million and $1.57 million at September 30, 2003 and June 30, 2003, respectively. The following is a summary of changes in the allowance for loan losses:

                                              Three Months Ended    Year ended
                                                 September 30,       June 30,
                                                     2003              2003
                                                  (Unaudited)        (Audited)
                                                 ------------      ------------

         Balance, beginning of period            $    672,841      $    702,705
           Transfer from interest reserve                  --                --
           Provision charged to operations                 --                --
           Charge-offs                                     --           (37,118)
           Recoveries                                   2,397             7,254
                                                 ------------      ------------
         Balance, end of period                  $    675,238      $    672,841
                                                 ============      ============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4.  DEPOSITS
-----------------

Deposits are summarized as follows:

                                            September 30,    June 30,
                                                2003           2003
                                             (Unaudited)     (Audited)
                                            ------------   ------------

         Noninterest checking               $  9,379,650   $  7,868,012
         Interest-bearing checking            27,823,437     27,125,488
         Passbook                             26,392,453     25,762,108
         Money market                         32,871,476     30,177,605
         Time certificates of deposit         77,335,215     77,490,852
                                            ------------   ------------
           Total                            $173,802,231   $168,424,065
                                            ============   ============


NOTE 5.  EARNINGS PER SHARE
---------------------------

Basic earnings per share for the three months ended September 30, 2003 is computed using 1,180,258 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,194,058 for the three months ended September 30, 2003. Basic earnings per share for the three months ended September 30, 2002 is computed using 1,173,041 weighted average shares outstanding. Diluted earnings per share for the three months ended September 30, 2002 is computed using 1,189,457 weighted average shares outstanding.

NOTE 6.  DIVIDENDS AND STOCK REPURCHASE PROGRAM
-----------------------------------------------

This fiscal year Eagle has paid one dividend of $0.16 per share, on August 22, 2003. A dividend of $0.16 per share was declared on October 16, 2003, payable November 14, 2003 to stockholders of record on October 31, 2003. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 6.  DIVIDENDS AND STOCK REPURCHASE PROGRAM (CONTINUED)
-----------------------------------------------------------

At their regular meeting of August 21, 2003, the Company's Board of Directors approved a stock repurchase program for up to 57,500 shares. This represents approximately 10% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle's benefit plans. Timing is at the discretion of management.


NOTE 7.  MORTGAGE SERVICING RIGHTS
----------------------------------

The Bank allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained from an independent third party. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. If the carrying value of the mortgage servicing rights exceeds the estimated fair market value, a valuation allowance is established for any decline, which is viewed to be temporary. Charges to the valuation allowance are charged against or credited to mortgage servicing income. Periodic independent valuations of the mortgage servicing rights are performed. As a result of the valuations, a temporary decline in the fair value was determined to have occurred, and a valuation allowance of $391,193 has been established. The following schedules show the activity in the mortgage servicing rights and the valuation allowance.

                                              Three months    Twelve months
                                                  ended           ended
                                              September 30,     June 30,
                                                  2003            2003
                                               (Unaudited)      (Audited)
                                              ------------    ------------

         Mortgage Servicing Rights
           Beginning balance                  $  2,048,334    $  1,609,833
           Servicing rights capitalized            319,697       1,183,848
           Servicing rights amortized             (265,135)       (745,345)
                                              ------------    ------------
             Ending balance                      2,102,896       2,048,334
                                              ------------    ------------

         Valuation Allowance
           Beginning balance                       756,720          21,515
           Provision                              (365,527)        735,205
           Adjustments                                  --              --
                                              ------------    ------------
             Ending balance                        391,193         756,720
                                              ------------    ------------
         Net Mortgage Servicing Rights        $  1,711,703    $  1,291,614
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


Financial Condition

Comparisons in this section are for the three months ended September 30, 2003.

Total assets increased by $5.79 million, or 2.85%, to $208.85 million at September 30, 2003, from $203.06 million at June 30, 2003. Total liabilities increased by $5.58 million to $185.14 million at September 30, 2003, from $179.56 million at June 30, 2003. Total equity increased $210,000 to $23.71 million at September 30, 2003 from $23.50 million at June 30, 2003.

The growth in assets was primarily in the available-for-sale (AFS) investment portfolio, which increased $9.32 million, or 12.13%, to $86.18 million at September 30, 2003 from $76.86 million at June 30, 2003. The investment category with the largest increase was corporate obligations, which increased $7.66 million. The loan portfolio decreased $2.77 million, or 2.96%, to $90.75 million at September 30, 2003 from $93.52 million at June 30, 2003. Continued refinancing activity and the sale of predominantly all new originations contributed to the decline in single-family mortgage loans to $42.26 million at September 30, 2003 from $45.40 million at June 30, 2003. Consumer loans and real estate construction loans increased slightly, while all other loan categories showed moderate declines in balances. Total loan originations were $47.05 million for the three months ended September 30, 2003, with single family mortgages (including $2.73 million of construction loans) accounting for $41.46 million of the total. Home equity loan and consumer loan originations totaled $2.78 million and $2.31 million, respectively, for the same period. Loans held-for-sale decreased to $5.27 million at September 30, 2003 from $6.91 million at June 30, 2003.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Financial Condition (continued)

Growth in deposits funded asset growth. Deposits grew $5.38 million, or 3.19%, to $173.80 million at September 30, 2003 from $168.42 million at June 30, 2003. Growth in money market accounts and non-interest checking contributed to the increase in deposits. Passbook savings accounts and interest bearing checking showed modest increases, while certificates of deposit declined slightly.

The growth in total stockholders' equity was the result of earnings for the three months of $769,000, offset by an increase in the unrealized loss on securities available-for-sale of $497,000 and the payment of a $0.16 per share regular cash dividend.



Results of Operations for the Three Months Ending September 30, 2003 and 2002

Net Income. Eagle's net income was $769,000 and $617,000 for the three months ended September 30, 2003, and 2002, respectively. The increase of $152,000, or 24.64%, was primarily due to an increase in noninterest income of $713,000, offset by a decrease in net interest income of $282,000 and increases in noninterest expense of $245,000 and income tax expense of $34,000. Basic earnings per share increased to $0.65 for the current period, compared to $0.53 for the previous year's period.

Net Interest Income. Net interest income decreased to $1.38 million for the quarter ended September 30, 2003 from $1.66 million for the quarter ended September 30, 2002. This decrease of $282,000 was the result of a decrease in interest and dividend income of $485,000, partially offset by the decrease in interest expense of $203,000.

Interest and Dividend Income. Total interest and dividend income was $2.30 million for the quarter ended September 30, 2003, compared to $2.79 million for the quarter ended September 30, 2002, representing a decrease of $485,000, or 17.38%. Interest and fees on loans decreased to $1.67 million for the three months ended September 30, 2003 from $2.07 million for the same period ended September 30, 2002. This decrease of $397,000, or 19.18%, was due primarily to the decrease in the average balances of loans receivable for the quarter ended September 30, 2003 and the decline in the average interest rate earned on loans. Average balances for loans receivable, net, for the quarter ended September 30, 2003 were $97.90 million, compared to $107.18 million for the previous year. This represents a decrease of $9.28 million, or 8.66%. All loan categories except real estate construction and commercial real estate loans have shown decreases from the previous year. The average interest rate earned on loans receivable decreased by 89 basis points, from 7.73% at September 30, 2002 to 6.84% at September 30, 2003. Interest and dividends on investment securities available-for-sale (AFS) decreased to $560,000 for the quarter ended September 30, 2003 from $609,000 for the same quarter last year. Average balances on investments increased significantly, to $84.98 million for the quarter ended September 30, 2003, compared to $57.66 million for the quarter ended September 30, 2002. The average interest rate earned on investments dropped to 2.76% from 4.57%. Interest on securities held to maturity (HTM) decreased from

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations for the Three Months Ending September 30, 2003 and 2002 (continued)

$49,000 to $26,000 as new purchases are placed in the AFS portfolio. Interest earned from deposits held at other banks decreased to $18,000 for the quarter ended September 30, 2003 from $33,000 for the quarter ended September 30, 2002, due to the decline in short-term interest rates.

Interest Expense. Total interest expense decreased to $922,000 for the quarter ended September 30, 2003, from $1.12 million for the quarter ended September 30, 2002, a decrease of $203,000, or 18.13%, due to a decrease in interest paid on deposits. Interest on deposits decreased to $777,000 for the quarter ended September 30, 2003, from $978,000 for the quarter ended September 30, 2002. This decrease of $201,000, or 20.55%, was the result of a decrease in average rates paid on deposit accounts, despite higher balances. All deposit accounts showed decreases in average rates paid and also had increases in average balances in the current quarter compared to the comparable period last year. Passbook savings accounts and certificates of deposit saw the largest increases in average balances from the previous year. Average balances in interest-bearing deposit accounts increased to $162.92 million for the quarter ended September 30, 2003, compared to $146.52 million for the same quarter in the previous year. The average rate paid on liabilities decreased 75 basis points from the quarter ended September 30, 2002 to the quarter ended September 30, 2003. This is the result of the repricing of deposits as interest rates have declined. Management continues to look for additional opportunities to decrease interest expense, as the bank's net interest margin is squeezed due to the decline in interest income. The interest rate on passbook savings accounts will be lowered effective October 1, 2003, while the rates on other deposit account types are closely monitored.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended September 30, 2003 or the quarter ended September 30, 2002. This is a reflection of the continued strong asset quality of the Bank's loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets declined from $1.57 million at June 30, 2003 to $1.12 million at September 30, 2003. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income increased to $1.35 million for the quarter ended September 30, 2003, from $635,000 for the quarter ended September 30, 2002, an increase of $713,000 or 112.28%. This was the result of an increase in the value of the Bank's mortgage servicing rights, which increased $366,000. This increase is reflected in mortgage loan servicing fees. Mortgage loan servicing fees increased to $496,000 for the current quarter from $96,000 for the previous year's quarter. Increased loan originations compared to a year ago contributed to the increase in income from sale of loans to $589,000 from $309,000. Demand deposit service charges increased to $161,000 for the quarter ended September 30, 2003 from $129,000 for the quarter ended

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations for the Three Months Ending September 30, 2003 and 2002 (continued)

September 30, 2002, an increase of $32,000, or 24.81%. This was due to the implementation of higher fees introduced during the current quarter.

Noninterest Expense. Noninterest expense increased by $245,000 or 18.15% to $1.60 million for the quarter ended September 30, 2003, from $1.35 million for the quarter ended September 30, 2002. This increase was primarily due to an increase in amortization of mortgage servicing fees of $167,000. The increase in amortization of mortgage servicing fees was related to increased prepayment activity on mortgage loans. Excluding the mortgage servicing fee, amortization expense produces an increase in expenses of 6.19%. "Other" noninterest expense increased $58,000 due primarily to higher loan expenses, attributable to the increased lending volume during the current quarter. Advertising expense increased $12,000 due to increased advertising for consumer loans. Other expense categories showed minor changes.

Income Tax Expense. Eagle's income tax expense was $358,000 for the quarter ended September 30, 2003, compared to $324,000 for the quarter ended September 30, 2002. The effective tax rate for the quarter ended September 30, 2003 was 31.77% compared to 34.43% for the year ended June 30, 2003. Management expects Eagle's effective tax rate to be approximately 33%.



Liquidity, Interest Rate Sensitivity and Capital Resources

The company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio was 27.02% and 23.39% for the months ended September 30, 2003 and September 30, 2002, respectively. Liquidity increased due to growth in deposits and the increased loan sale volume for the period ended September 30, 2003.

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

At June 30, 2003 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, worsened from the previous quarter, but improved slightly from one year ago. The Bank's capital ratio as measured by the OTS also decreased slightly from the previous quarter. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of September 30, 2003, the Bank exceeds all applicable regulatory capital requirements. At September 30, 2003, the Bank's tangible, core, and risk-based capital ratios amounted to 10.86%, 10.86%, and 18.64%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (dollar amounts in thousands):

                                               At September 30, 2003
                                             -------------------------
                                                           For Capital
                                                             Adequacy
                                                Dollar       Purposes
                                                Amount     % of Assets
                                             -----------   -----------

         Tangible capital:
           Capital level                     $    22,559         10.86%
           Requirement                             3,117          1.50
                                             -----------   -----------
           Excess                            $    19,442          9.36%
                                             ===========   ===========

         Core capital:
           Capital level                     $    22,559         10.86%
           Requirement                             6,235          3.00
                                             -----------   -----------
           Excess                            $    16,324          7.86%
                                             ===========   ===========

         Risk-based capital:
           Capital level                     $    23,214         18.64%
           Requirement                             9,962          8.00
                                             -----------   -----------
           Excess                            $    13,252         10.64%
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

                          EAGLE BANCORP AND SUBSIDIARY
                          EAGLE BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES



As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the company's Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson. Based on their evaluation, they have concluded that the company's disclosure controls and procedures are effective as of September 30, 2003 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no significant changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                          EAGLE BANCORP AND SUBSIDIARY



                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.  Changes in Securities.
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         The proxy statement for the Annual Meeting of Stockholders was mailed on September 15, 2003. The following matters were voted on at the meeting held on October 16, 2003:

              1. Election of directors for three-year terms expiring in 2006:

                                                              For:      Against:
                                                              ---       -------
                 Thomas J. McCarvel                        1,144,618     1,792
                 James A. Maierle                          1,144,618     1,792

              2. Ratification of appointment of Anderson ZurMuehlen & Co., P.C.
                 as auditors for the fiscal year ended June 30, 2004:

                                                   For:      Against:   Abstain:
                                                   ---       -------    -------
                                                1,145,250      700         460
Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.
         a.) Exhibits
             31.1 Certification by Larry A. Dreyer, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification by Peter J. Johnson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification by Larry A. Dreyer, Chief Executive Officer, and Peter J. Johnson, Chief Financial Officer, pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.) Reports on Form 8-K.

             No current reports on Form 8-K were filed during the first quarter of the 2004 fiscal year. On July 17, 2003, the Company furnished under Item 9 of Form 8-K a press release announcing its earnings for the fourth quarter of the 2003 fiscal year and earnings for the year ended June 30, 2003. The information contained in the Form 8-K was intended to be furnished pursuant to Item 12, "Disclosure of Results of Operations and Financial Condition," and was included under Item 9 in accordance with Securities and Exchange Commission Release No. 33-8216.

                          EAGLE BANCORP AND SUBSIDIARY



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EAGLE BANCORP

         Date: November 12, 2003       By: /s/ Larry A. Dreyer
                                           -------------------
                                           Larry A. Dreyer
                                           President/CEO

         Date: November 12, 2003       By: /s/ Peter J. Johnson
                                           --------------------
                                           Peter J. Johnson
                                           Sr. VP/Treasurer