Form 10KSB/A
period 2003-06-30
EAGLE BANCORP/MT
filed 2003-11-13
CIK 1101146

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to _____________.

                         Commission file number: 0-29687
                         -------------------------------

                                  Eagle Bancorp
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         United States                                   81-0531318
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    1400 Prospect Avenue, Helena, MT                                    59601
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:          (406) 442-3080
                                    --------------------------------------------

Securities to be registered under Section 12(b) of the Act:

            Title of class                Name of exchange on which registered
                 None                                      N/A
--------------------------------------    --------------------------------------

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

Yes [X]           No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 1O-KSB. [X]

Issuer's revenues for its most recent fiscal year are   $12,976,000.
                                                        -----------

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price as of November 12, 2003, was $15,395,220.

As of November 12, 2003, there were 1,209,772 shares of common stock issued and outstanding.

                       Documents Incorporated By Reference

         1. Portions of the proxy statements for the annual meeting of stockholders for the fiscal years ended June 30, 2003 and June 30, 2000 and Registration Statement on Form SB-2 filed on December 20, 1999 (Part III).

                     Transitional Small Business Disclosure
                     Format (Check one):

                     Yes [ ]           No [X]

                                EXPLANATORY NOTE

         The purpose of this Form 10-KSB/A is to replace Exhibits 31.1 and 31.2 contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, originally filed on September 12, 2003 (the "Form 10-KSB"), in their entirety with the attached Exhibits 31.1 and 31.2. The Form 10-KSB did not contain newly required language for Exhibits 31.1 and 31.2 due to an inadvertent clerical error. The remainder of the information contained in the Form 10-KSB is not amended hereby and shall be as set forth in the original filing.

         The amendment does not reflect events occurring after the original filing of the Form 10-KSB, or modify or update those disclosures in the Form 10-KSB, except to reflect the amendment described above.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EAGLE BANCORP


                                       /s/ Larry A. Dreyer
                                       -----------------------------------------
                                       Larry A. Dreyer
                                       President and Chief Executive Officer





         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                        Title                                       Date
----------                        -----                                       ----

/s/ Larry A. Dreyer               President, Chief Executive Officer and         11/12/03
------------------------------    Director (Principal Executive Officer       --------------
Larry A. Dreyer


/s/ Peter J. Johnson              Senior Vice President And Treasurer            11/12/03
------------------------------    (Principal Financial/Accounting Officer)    --------------
Peter J. Johnson


/s/ Robert L. Pennington          Chairman                                       11/12/03
------------------------------                                                --------------
Robert L. Pennington


/s/ Charles G. Jacoby             Vice Chairman                                  11/12/03
------------------------------                                                --------------
Charles G. Jacoby


/s/ Don O. Campbell               Director                                       11/12/03
------------------------------                                                --------------
Don O. Campbell


/s/ Teresa Hartzog                Director                                       11/12/03
------------------------------                                                --------------
Teresa Hartzog


/s/ James A. Maierle              Director                                       11/12/03
------------------------------                                                --------------
James A. Maierle


/s/ Thomas McCarvel               Director                                       11/12/03
------------------------------                                                --------------
Thomas McCarvel