Form 10QSB
period 2003-12-31
EAGLE BANCORP/MT
filed 2004-02-09
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                  to                   .
                                       ----------------    ------------------

                         Commission file number 0-29687



                                  Eagle Bancorp
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              United States                                    81-0531318
---------------------------------------------             --------------------
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

Common stock, par value $0.01 per share             1,214,372 shares outstanding
--------------------------------------------------------------------------------
                             As of February 9, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS
                                                                          Page

PART  I.          FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         December 31, 2003 (unaudited) and June 30, 2003................1 and 2

         Consolidated Statements of Income for the three and
         six months ended December 31, 2003 and 2002 (unaudited)........3 and 4

         Consolidated Statements of Stockholders' Equity for the
         six months ended December 31, 2003 (unaudited).......................5

         Consolidated Statements of Cash Flows for the six
         months ended December 31, 2003 and 2002 (unaudited)............6 and 7

         Notes to Consolidated Financial Statements ....................8 to 12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................13 to 20

Item 3.  Controls and Procedures.............................................21


PART  II.         OTHER INFORMATION

Item 1.  Legal Proceedings...................................................22
Item 2.  Changes in Securities...............................................22
Item 3.  Defaults Upon Senior Securities.....................................22
Item 4.  Submission of Matters to a Vote of Security-Holders.................22
Item 5.  Other Information............................................22 and 23
Item 6.  Exhibits and Reports on Form 8-K....................................23


Signatures...................................................................24


Exhibit 31.1..........................................................25 and 26


Exhibit 31.2..........................................................27 and 28


Exhibit 32.1.................................................................29

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                     December 31,     June 30,
                                                         2003           2003
                                                     ------------   ------------
                                                      (Unaudited)    (Audited)
ASSETS
  Cash and due from banks                            $  3,576,516   $  2,966,202
  Interest-bearing deposits with banks                  6,797,420      7,263,841
                                                     ------------   ------------
    Total cash and cash equivalents                    10,373,936     10,230,043

  Investment securities available-for-sale,
    at market value                                    87,577,619     76,855,280
  Investment securities held-to-maturity,
    at amortized cost                                   1,812,842      2,280,736
  Federal Home Loan Bank stock, at cost                 1,730,100      1,686,300
  Mortgage loans held-for-sale                          1,111,037      6,908,373
  Loans receivable, net of deferred loan fees
    and allowance for loan losses                      92,157,310     93,521,165
  Accrued interest and dividends receivable             1,099,552        913,101
  Mortgage servicing rights, net                        1,889,566      1,291,614
  Property and equipment, net                           6,476,691      6,392,625
  Cash surrender value of life insurance                2,409,363      2,347,232
  Real estate acquired in settlement of loans,
    net of allowance for losses                                --         70,010
  Other assets                                            725,516        561,924
                                                     ------------   ------------

      Total assets                                   $207,363,532   $203,058,403
                                                     ============   ============


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                            December 31,      June 30,
                                                               2003             2003
                                                           -------------    -------------
                                                            (Unaudited)       (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts:
    Noninterest bearing                                    $   8,183,388    $   7,868,012
    Interest bearing                                         164,105,636      160,556,053
  Advances from Federal Home Loan Bank                         9,193,889        9,243,889
  Accrued expenses and other liabilities                       1,634,192        1,893,668
                                                           -------------    -------------
      Total liabilities                                      183,117,105      179,561,622
                                                           -------------    -------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding)                           --               --
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572 shares
    issued; 1,209,772 outstanding at December 31, 2003
    and June 30, 2003, respectively)                              12,236           12,236
  Additional paid-in capital                                   4,008,250        3,954,432
  Unallocated common stock held by employee
    stock ownership plan ("ESOP")                               (220,848)        (239,248)
  Treasury stock, at cost (13,800 shares at December 31,
    2003 and June 30, 2003, respectively)                       (188,715)        (188,715)
  Retained earnings                                           20,702,355       19,532,409
  Accumulated other comprehensive income (loss)                  (66,851)         425,667
                                                           -------------    -------------
      Total stockholders' equity                              24,246,427       23,496,781
                                                           -------------    -------------

      Total liabilities and stockholders' equity           $ 207,363,532    $ 203,058,403
                                                           =============    =============

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                      --------------------------   -------------------------
                                                         2003           2002          2003          2002
                                                      -----------    -----------   -----------   -----------
                                                              (Unaudited)                 (Unaudited)
Interest and Dividend Income:
  Interest and fees on loans                          $ 1,612,587    $ 1,926,959   $ 3,285,876   $ 3,997,538
  Interest on deposits with banks                          11,028         40,418        29,427        73,064
  FHLB Stock dividends                                     21,533         27,394        43,847        51,382
  Securities available-for-sale                           706,460        589,594     1,266,827     1,198,112
  Securities held-to-maturity                              23,628         44,016        49,606        93,335
                                                      -----------    -----------   -----------   -----------
    Total interest and dividend income                  2,375,236      2,628,381     4,675,583     5,413,431
                                                      -----------    -----------   -----------   -----------

Interest Expense:
  Deposits                                                665,152        946,296     1,441,922     1,924,323
  FHLB Advances                                           145,085        146,661       290,494       293,742
                                                      -----------    -----------   -----------   -----------
    Total interest expense                                810,237      1,092,957     1,732,416     2,218,065
                                                      -----------    -----------   -----------   -----------

  Net Interest Income                                   1,564,999      1,535,424     2,943,167     3,195,366
  Loan loss provision                                          --             --            --            --
                                                      -----------    -----------   -----------   -----------
    Net interest income after loan loss provision       1,564,999      1,535,424     2,943,167     3,195,366
                                                      -----------    -----------   -----------   -----------

Noninterest income:
  Net gain on sale of loans                               217,562        497,060       806,543       806,223
  Demand deposit service charges                          164,820        125,299       326,136       254,158
  Mortgage loan servicing fees                            337,436        104,851       833,132       200,923
  Net gain on sale of available-for-sale securities        (8,609)            --         1,302            --
  Other                                                    88,375         92,235       180,272       193,156
                                                      -----------    -----------   -----------   -----------
    Total noninterest income                              799,584        819,445     2,147,385     1,454,460
                                                      -----------    -----------   -----------   -----------

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                                      Three Months Ended         Six Months Ended
                                                          December 31,              December 31,
                                                    -----------------------   -----------------------
                                                       2003         2002         2003         2002
                                                    ----------   ----------   ----------   ----------
                                                          (Unaudited)              (Unaudited)
Noninterest expense:
  Salaries and employee benefits                       816,840      721,976    1,536,845    1,445,200
  Occupancy expenses                                   112,342      117,688      232,627      247,630
  Furniture and equipment depreciation                  60,731       53,074      121,837      106,371
  In-house computer expense                             56,469       65,131      116,052      119,968
  Advertising expense                                   29,207       49,482       74,227       82,777
  Amortization of mtg servicing fees                   122,673      216,702      387,808      314,529
  Federal insurance premiums                             6,316        6,359       12,794       12,635
  Postage                                               28,554       28,732       59,399       56,894
  Legal, accounting, and examination fees               43,701       40,076       71,943       66,792
  Consulting fees                                        3,780       15,190       11,340       21,070
  ATM processing                                        12,920       11,314       26,697       22,903
  Other                                                232,183      215,041      472,914      397,752
                                                    ----------   ----------   ----------   ----------
    Total noninterest expense                        1,525,716    1,540,765    3,124,483    2,894,521
                                                    ----------   ----------   ----------   ----------

Income before provision for income taxes               838,867      814,104    1,966,069    1,755,305
                                                    ----------   ----------   ----------   ----------

Provision for income taxes                             258,667      271,730      616,514      595,550
                                                    ----------   ----------   ----------   ----------

Net income                                          $  580,200   $  542,374   $1,349,555   $1,159,755
                                                    ==========   ==========   ==========   ==========

Basic earnings per share                            $     0.49   $     0.46   $     1.14   $     0.99
                                                    ==========   ==========   ==========   ==========

Diluted earnings per share                          $     0.49   $     0.46   $     1.13   $     0.97
                                                    ==========   ==========   ==========   ==========

Weighted average shares outstanding (basic eps)      1,181,412    1,172,551    1,180,835    1,172,796
                                                    ==========   ==========   ==========   ==========

Weighted average shares outstanding (diluted eps)    1,195,212    1,190,612    1,194,635    1,190,035
                                                    ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Six Months Ended December 31, 2003

                                                                                                        ACCUMULATED
                                                  ADDITIONAL   UNALLOCATED                                 OTHER
                         PREFERRED     COMMON       PAID-IN       ESOP        TREASURY      RETAINED   COMPREHENSIVE
                           STOCK       STOCK        CAPITAL      SHARES        STOCK        EARNINGS    INCOME (LOSS)     TOTAL
                        -----------  -----------  -----------  -----------   -----------   -----------   -----------   -----------
Balance,
  June 30, 2003         $        --  $    12,236  $ 3,954,432  $  (239,248)  $  (188,715)  $19,532,409   $   425,667   $23,496,781

  Net income
   (unaudited)                   --           --           --           --            --     1,349,555            --     1,349,555
  Other
    comprehensive
    income (unaudited)           --           --           --           --            --            --      (492,518)     (492,518)
                                                                                                                       -----------

    Total
      comprehensive
      income (unaudited)         --           --           --           --            --            --            --       857,037
                                                                                                                       -----------

Dividends paid
  ($.32 per share)
  (unaudited)                    --           --           --           --            --      (179,609)           --      (179,609)
                                                                                                                       -----------

ESOP shares allocated
   or committed to be
   released for
   allocation (2,300
   shares) (unaudited)           --           --       53,818       18,400            --            --            --        72,218
                        -----------  -----------  -----------  -----------   -----------   -----------   -----------   -----------

Balance,
  December 31, 2003
  (unaudited)           $        --  $    12,236  $ 4,008,250  $  (220,848)  $  (188,715)  $20,702,355   $   (66,851)  $24,246,427
                        ===========  ===========  ===========  ===========   ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                                  December 31,
                                                                          ----------------------------
                                                                              2003            2002
                                                                          ------------    ------------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  1,349,555    $  1,159,755
  Adjustments to reconcile net income to net cash
    from operating activities:
      Provision for mortgage servicing rights valuation losses                (567,651)             --
      Depreciation                                                             220,877         202,563
      Net amortization of marketable securities premium
        and discounts                                                          842,283         339,482
      Amortization of capitalized mortgage servicing rights                    387,808         314,529
      Gain on sale of loans                                                   (806,542)       (806,223)
      Net realized (gain) loss on sale of available-for-sale securities         (1,313)             --
      FHLB & other dividends reinvested                                        (79,695)       (119,441)
      Increase in cash surrender value of life insurance                       (62,131)        (52,171)
      Gain on sale of real estate owned                                           (596)             --
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Accrued interest and dividends receivable                             (186,452)         42,377
        Loans held-for-sale                                                  6,518,869      (2,303,707)
        Other assets                                                          (163,592)       (292,710)
      Increase (decrease) in liabilities:
        Accrued expenses and other liabilities                                 111,878        (392,499)
        Deferred compensation payable                                               --          24,912
        Deferred income taxes payable                                               --         323,819
                                                                          ------------    ------------
          Net cash provided by operating activities                          7,563,298      (1,559,314)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity                                          --              --
    Investment securities available-for-sale                               (37,743,037)    (21,282,633)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                                     465,173         655,163
    Investment securities available-for-sale                                18,832,395       7,521,248
  Proceeds from sales of investment securities available-for-sale            6,679,310              --

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                            Six Months Ended
                                                                               December 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
                                                                               (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
    Net (increase) decrease in loan receivable, excludes transfers
      to real estate acquired in settlement of loans                        945,745       7,989,472
    Purchase of property and equipment                                     (304,944)       (275,892)
    Proceeds from the sale of real estate acquired in the
      settlement of loans                                                    70,606              --
                                                                       ------------    ------------
        Net cash used in investing activities                           (11,054,752)     (5,392,642)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts                        $  3,864,957    $  9,665,989
  Payments on FHLB advances                                              (1,100,000)        (50,000)
  FHLB advances                                                           1,050,000
  Sale (Purchase) of Treasury Stock                                              --         (61,815)
  Dividends paid                                                           (179,610)       (145,126)
                                                                       ------------    ------------
        Net cash provided by financing activities                         3,635,347       9,409,048
                                                                       ------------    ------------

Net increase in cash and cash equivalents                                   143,893       2,457,092

CASH AND CASH EQUIVALENTS, beginning of period                           10,230,043      10,622,990
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                               $ 10,373,936    $ 13,080,082
                                                                       ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest                               $  1,768,761    $  2,278,331
                                                                       ============    ============

Cash paid during the period for income taxes                           $    274,450    $    682,988
                                                                       ============    ============

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale   $    706,639    $   (217,911)
                                                                       ============    ============

Mortgage servicing rights capitalized                                  $    418,109    $    544,845
                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2003.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 2.  INVESTMENT SECURITIES
------------------------------

Investment securities are summarized as follows:

                                          December 31, 2003 (Unaudited)                June 30, 2003 (Audited)
                                    ----------------------------------------   ----------------------------------------
                                                     GROSS                                     GROSS
                                     AMORTIZED     UNREALIZED      FAIR         AMORTIZED    UNREALIZED        FAIR
                                       COST      GAINS (LOSSES)    VALUE          COST     GAINS (LOSSES)      VALUE
                                    -----------   -----------    -----------   -----------   -----------    -----------
Available-for-sale:
  U.S. government and
   agency obligations               $12,173,152   $    45,805    $12,218,957   $ 5,039,764   $   111,500    $ 5,151,264
  Municipal obligations               9,023,411       103,685      9,127,096     6,851,051       235,534      7,086,585
  Corporate obligations              16,143,452        96,533     16,239,985     6,180,404       217,512      6,397,916
  Mortgage-backed
   securities                        20,673,776       (65,603)    20,608,173    28,032,532       190,352     28,222,884
  Mutual Funds                               --            --             --     4,696,019           (26)     4,695,993
  Collateralized
   mortgage obligations              27,566,280      (104,245)    27,462,035    23,461,474        (7,351)    23,454,123
  Common stock                          168,856        23,832        192,688        58,645         2,710         61,355
  Corporate preferred
   stock                              1,950,000      (221,315)     1,728,685     1,950,000      (164,840)     1,785,160
                                    -----------   -----------    -----------   -----------   -----------    -----------
    Total                           $87,698,927   $  (121,308)   $87,577,619   $76,269,889   $   585,391    $76,855,280
                                    ===========   ===========    ===========   ===========   ===========    ===========
Held-to-maturity:
  Municipal obligations             $   931,083   $    59,827    $   990,910   $ 1,031,729   $    75,173    $ 1,106,902
  Mortgage-backed
   securities                           881,759        37,057        918,816     1,249,007        49,206      1,298,213
                                    -----------   -----------    -----------   -----------   -----------    -----------
    Total                           $ 1,812,842   $    96,884    $ 1,909,726   $ 2,280,736   $   124,379    $ 2,405,115
                                    ===========   ===========    ===========   ===========   ===========    ===========

                          EAGLE BANCORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 3.  LOANS RECEIVABLE
-------------------------

Loans receivable consist of the following:

                                               December 31,      June 30,
                                                   2003            2003
                                                (Unaudited)      (Audited)
                                               ------------    ------------
         First mortgage loans:
           Residential mortgage (1-4 family)   $ 44,966,237    $ 45,404,699
           Commercial real estate                18,333,467      18,819,234
           Real estate construction               3,382,531       3,802,257

         Other loans:
           Home equity                           13,543,150      13,791,769
           Consumer                               8,565,223       9,278,219
           Commercial                             3,949,011       3,033,786
                                               ------------    ------------

             Total                               92,739,619      94,129,964

         Less:  Allowance for loan losses          (660,871)       (672,841)
                 Deferred loan fees                  78,562          64,042
                                               ------------    ------------

             Total                             $ 92,157,310    $ 93,521,165
                                               ============    ============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $484,000 and $610,000 at December 31, 2003 and June 30, 2003, respectively. Classified assets, including real estate owned, totaled $1 million and $1.57 million at December 31, 2003 and June 30, 2003, respectively.

The following is a summary of changes in the allowance for loan losses:

                                          Six Months Ended    Year ended
                                             December 31,      June 30,
                                                 2003            2003
                                             (Unaudited)       (Audited)
                                             ------------    ------------

         Balance, beginning of period        $    672,841    $    702,705
           Transfer from interest reserve              --              --
           Provision charged to operations             --              --
           Charge-offs                            (16,195)        (37,118)
           Recoveries                               4,225           7,254
                                             ------------    ------------
         Balance, end of period              $    660,871    $    672,841
                                             ============    ============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4.  DEPOSITS
-----------------

Deposits are summarized as follows:
                                             December 31,    June 30,
                                                2003           2003
                                             (Unaudited)     (Audited)
                                            ------------   ------------

         Noninterest checking               $  8,183,388   $  7,868,012
         Interest-bearing checking            29,262,604     27,125,488
         Passbook                             25,531,788     25,762,108
         Money market                         31,799,485     30,177,605
         Time certificates of deposit         77,511,759     77,490,852
                                            ------------   ------------
           Total                            $172,289,024   $168,424,065
                                            ============   ============


NOTE 5.  EARNINGS PER SHARE
---------------------------

Basic earnings per share for the three months ended December 31, 2003 is computed using 1,181,412 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2003 is computed using 1,180,835 weighted average shares outstanding. Basic earnings per share for the three months ended December 31, 2002 is computed using 1,172,551 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2002 is computed using 1,172,796 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,195,212 for the three months ended December 31, 2003 and 1,194,635 for the six months ended December 31, 2003. Diluted earnings per share for the three months and six months ended December 31, 2002 is computed using 1,190,612 and 1,190,035 weighted average shares outstanding, respectively.


NOTE 6.  DIVIDENDS AND STOCK REPURCHASE PROGRAM
-----------------------------------------------

This fiscal year Eagle has paid two dividends of $0.16 per share, on August 22, 2003 and November 14, 2003. A dividend of $0.16 per share was declared on January 15, 2004, payable February 13, 2004 to stockholders of record on January 30, 2004. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 6.  DIVIDENDS AND STOCK REPURCHASE PROGRAM (CONTINUED)
-----------------------------------------------------------

At the annual meeting held October 19, 2000, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants of up to 80,511 and 23,003, respectively. A stock repurchase program was announced on December 21, 2000, covering 4% of the Company's outstanding common stock, with the intent of meeting the needs of the restricted stock plan. On January 18, 2002, January 21, 2003 and January 20, 2004, 4,600 shares of the restricted stock plan vested and were distributed to the participants. By October 24, 2002, 23,000 shares had been repurchased, completing the repurchase program.

At their regular meeting of August 21, 2003, the Company's Board of Directors approved a stock repurchase program for up to 57,500 shares. This represents approximately 10% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle's benefit plans. As of February 9, 2004 no shares have been purchased under this program.


NOTE 7.  MORTGAGE SERVICING RIGHTS
----------------------------------

The Bank allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained from an independent third party. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. If the carrying value of the mortgage servicing rights exceeds the estimated fair market value, a valuation allowance is established for any decline, which is viewed to be temporary. Charges to the valuation allowance are charged against or credited to mortgage servicing income. Periodic independent valuations of the mortgage servicing rights are performed. As a result of the valuations, a temporary decline in the fair value was determined to have occurred, and a valuation allowance of $189,069 has been established. The following schedules show the activity in the mortgage servicing rights and the valuation allowance.

                                            Six months   Twelve months
                                              ended          ended
                                            December 31,    June 30,
                                               2003           2003
                                            (Unaudited)     (Audited)
                                            -----------    -----------
         Mortgage Servicing Rights
           Beginning balance                $ 2,048,334    $ 1,609,833
           Servicing rights capitalized         418,109      1,183,848
           Servicing rights amortized          (387,808)      (745,345)
                                            -----------    -----------
             Ending balance                   2,078,635      2,048,334
                                            -----------    -----------

         Valuation Allowance
           Beginning balance                    756,720         21,515
           Provision                           (567,651)       735,205
           Adjustments                               --             --
                                            -----------    -----------
             Ending balance                     189,069        756,720
                                            -----------    -----------

         Net Mortgage Servicing Rights      $ 1,889,566    $ 1,291,614
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



Financial Condition

Comparisons of results in this section are between the six months ended December 31, 2003 and June 30, 2003.

Total assets increased by $4.30 million, or 2.12%, to $207.36 million at December 31, 2003, from $203.06 million at June 30, 2003. Total liabilities increased by $3.56 million to $183.12 million at December 31, 2003, from $179.56 million at June 30, 2003. Total equity increased $750,000 to $24.25 million at December 31, 2003 from $23.50 million at June 30, 2003.

The growth in assets was primarily in the available-for-sale (AFS) investment portfolio, which increased $10.72 million, or 13.95%, to $87.58 million at December 31, 2003 from $76.86 million at June 30, 2003. The investment category with the largest increase was U.S. government and agency securities, which increased $7.07 million. The loan portfolio decreased $1.36 million, or 1.45%, to $92.16 million at December 31, 2003 from $93.52 million at June 30, 2003. All loan categories, with the exception of commercial loans, showed minor decreases. Consumer loans showed the largest decrease, $710,000, due to the sale of student loans during the current quarter. Total loan originations were $75.02 million for the six months ended December 31, 2003, with single family mortgages (including $9.03 million of construction loans) accounting for $61.93 million of the total. Home equity loan and consumer loan originations totaled $4.63 million and $4.50 million, respectively, for the same period. Loans held for sale decreased to $1.11 million at December 31, 2003 from $6.91 million at June 30, 2003.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Financial Condition (continued)

Growth in deposits funded asset growth. Deposits grew $3.87 million, or 2.30%, to $172.29 million at December 31, 2003 from $168.42 million at June 30, 2003. The two accounts which accounted for the majority of the increase in deposits were checking accounts and money market accounts. Other deposit types showed minor changes.

The growth in total equity was the result of earnings for the six months of $1.35 million offset by a decrease in other comprehensive income of $493,000 and the payment of two quarterly $0.16 per share regular cash dividends.



Results of Operations for the Three Months Ended December 31, 2003 and 2002

Net Income
Eagle's net income was $580,000 and $542,000 for the three months ended December 31, 2003, and 2002, respectively. The increase of $38,000, or 7.01%, was primarily due to an increase in net interest income of $30,000 and a decrease in noninterest expense of $15,000, offset by a decrease in noninterest income of $20,000. Eagle's tax provision was $13,000 lower in the current quarter. Basic earnings per share were $0.49 for the current period, compared to $0.46 for the previous year's period.

Net Interest Income
Net interest income increased to $1.56 million for the quarter ended December 31, 2003, from $1.53 million for the previous year's quarter. This increase of $30,000 was the result of a decrease in interest expense of $283,000 partially offset by the decrease in interest and dividend income of $253,000.

Interest and Dividend Income
Total interest and dividend income was $2.38 million for the quarter ended December 31, 2003, compared to $2.63 million for the quarter ended December 31, 2002, representing a decrease of $253,000, or 9.62%. Interest and fees on loans decreased to $1.61 million for the three months ended December 31, 2003 from $1.92 million for the same period ended December 31, 2002. This decrease of $314,000, or 16.35%, was due to the decrease in the average balances of loans receivable for the quarter ended December 31, 2003 and the decline in the average interest rate earned on loans. Average balances for loans receivable, net, for the quarter ended December 31, 2003 were $95.76 million, compared to $103.05 million for the previous year. This represents a decrease of $7.29 million, or 7.07%. Most loan categories have shown decreases from the previous year (the exceptions being commercial loans, real estate construction loans and commercial real estate loans). The average interest rate earned on loans receivable decreased by 74 basis points, from 7.48% at December 31, 2002 to 6.74% at December 31, 2003. Interest and dividends on investment securities available-for-sale (AFS) increased to $706,000 for the quarter ended December 31, 2003 from $590,000 for the same quarter last year. Average balances on investments increased significantly, to

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations for the Three Months Ended December 31, 2003 and 2002 (continued)

$91.26 million for the quarter ended December 31, 2003, compared to $63.87 million for the quarter ended December 31, 2002. The average interest rate earned on investments dropped to 3.20% from 3.97%. Interest on securities held-to-maturity (HTM) decreased from $44,000 to $24,000 as new purchases are placed in the AFS portfolio. Interest earned from deposits held at other banks decreased to $11,000 for the quarter ended December 31, 2003 from $40,000 for the quarter ended December 31, 2002, due to the drop in short-term interest rates and lower average balances.

Interest Expense
Total interest expense decreased to $810,000 for the quarter ended December 31, 2003, from $1.09 million for the quarter ended December 31, 2002, a decrease of $283,000, or 25.96%, primarily due to a decrease in interest paid on deposits. Interest on deposits decreased to $665,000 for the quarter ended December 31, 2003, from $946,000 for the quarter ended December 31, 2002. This decrease of $281,000, or 29.70%, was the result of a decrease in average rates paid on deposit accounts, despite higher balances. All deposit accounts showed decreases in average rates paid and also had increases in average balances in the current quarter compared to last year's quarter. Money market accounts and certificates of deposit represented the largest increases in balances from the previous year. Average balances in interest-bearing deposit accounts increased to $164.23 million for the quarter ended December 31, 2003, compared to $151.13 million for the same quarter in the previous year. The average rate paid on liabilities decreased by 85 basis points from the quarter ended December 31, 2002 to the quarter ended December 31, 2003. Interest paid on borrowings decreased to $145,000 for the quarter ended December 31, 2003 from $147,000 for the quarter ended December 31, 2002. The decrease in borrowing costs was due to a decrease in the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended December 31, 2003 or the quarter ended December 31, 2002. This is a reflection of the continued strong asset quality of the Bank's loan portfolio. Total classified assets decreased from $1.57 million at June 30, 2003 to $1.00 million at December 31, 2003. The Bank currently has no foreclosed real estate.

Noninterest Income
Total noninterest income decreased to $799,000 for the quarter ended December 31, 2003, from $819,000 for the quarter ended December 31, 2002, a decrease of $20,000 or 2.44%. This was the result of the decrease in net gain on sale of loans of $279,000 which was partially offset by increases in mortgage loan servicing fees of $233,000 and demand deposit service charges of $40,000.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations for the Three Months Ended December 31, 2003 and 2002 (continued)

Decreased mortgage loan originations compared to the same quarter a year ago contributed to the decrease in income from sale of loans. Mortgage loan servicing fees increased due to an increase in the value of the Bank's mortgage servicing rights, which increased by $202,000. The increase in value was caused by higher interest rates and expected longer life of the servicing asset. Demand deposit service charges increased to $165,000 for the quarter ended December 31, 2003 from $125,000 for the quarter ended December 31, 2002. This was due to changes in the appliable fee structure which resulted in higher fees over the previous year. The other categories of noninterest income registered small decreases.

Noninterest Expense
Noninterest expense decreased by $15,000 or 0.97% to $1.53 million for the quarter ended December 31, 2003, from $1.54 million for the quarter ended December 31, 2002. This decrease was primarily due to a decrease in amortization of mortgage servicing fees of $94,000. The decrease in amortization of mortgage servicing fees was related to decreased prepayment activity on mortgage loans. Excluding the mortgage servicing fee amortization expense produces an increase in expenses of 5.96%. Salaries and employee benefits increased $95,000 due to reduced capitalization of salary costs (per FAS91) related to the decline in mortgage lending. Advertising expenses decreased $20,000 due to reduced promotional activity. Other expense categories showed minor changes.

Income Tax Expense
Eagle's income tax expense was $259,000 for the quarter ended December 31, 2003, compared to $272,000 for the quarter ended December 31, 2002. The effective tax rate for the quarter ended December 31, 2003 was 30.84% and was 33.38% for the quarter ended December 31, 2002. Management expects Eagle's effective tax rate to be approximately 33%.



Results of Operations for the Six Months Ended December 31, 2003 and 2002

Net Income
Eagle's net income was $1.35 million and $1.16 million for the six months ended December 31, 2003 and 2002, respectively. The increase of $190,000, or 16.38%, was primarily due to an increase in noninterest income of $693,000, offset by a decrease in net interest income of $252,000 and an increase in noninterest expense of $230,000. Noninterest income was up sharply, due primarily to the higher valuation of the Bank's mortgage servicing rights, which have increased $568,000 since June 30, 2003. Eagle's tax provision was $21,000 higher in the current period. Basic earnings per share for the period ended December 31, 2003 were $1.14, compared to $0.99 per share for the period ended December 31, 2002.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations for the Six Months Ended December 31, 2003 and 2002 (continued)

Net Interest Income
Net interest income decreased to $2.94 million for the six months ended December 31, 2003 from $3.19 million for the six months ended December 31, 2002. This decrease of $252,000 was the result of a decrease in interest and dividend income of $738,000, partially offset by a decrease in interest expense of $486,000.

Interest and Dividend Income
Total interest and dividend income was $4.67 million for the six months ended December 31, 2003, compared to $5.41 million for the same period ended December 31, 2002, representing a decrease of $738,000, or 13.64%. Interest and fees on loans decreased to $3.29 million for 2003 from $4.00 million for 2002. This decrease of $712,000, or 17.80%, was due to a decrease in the average balances of loans receivable for the six months ended December 31, 2003 and the decline in the average interest rate earned on loans. Average balances for loans receivable, net, for this period were $96.83 million, compared to $105.12 million for the previous year. This is a decrease of $8.29 million, or 7.89%. Most loan categories had shown decreases from the previous year. The average interest rate earned on loans receivable decreased by 82 basis points, to 6.79% from 7.61%. Interest and dividends on investment securities available-for-sale
(AFS) increased to $1.27 million for the six months ended December 31, 2003 from $1.20 million for the same period ended December 31, 2002. Interest on securities held-to-maturity (HTM) decreased from $93,000 to $50,000. New purchases of securities are placed in the AFS portfolio, and the HTM portfolio will continue to shrink as the securities in it mature. Interest earned from deposits held at other banks decreased to $29,000 for the six months ended December 31, 2003 from $73,000 for the six months ended December 31, 2002 due to the drop in short-term interest rates and the decline in average balances.

Interest Expense
Total interest expense decreased to $1.73 million for the six months ended December 31, 2003 from $2.22 million for the six months ended December 31, 2002, a decrease of $486,000, or 21.89%, primarily due to the decrease in interest paid on deposits as a result of the decline in interest rates in 2003. Interest on deposits decreased to $1.44 million for the six months ended December 31, 2003 from $1.92 million for the six months ended December 31, 2002. This decrease of $483,000, or 25.16%, was the result of a decrease in average rates paid on deposit accounts despite higher balances in deposit accounts. Certificates of deposit and money market accounts accounted for the largest gain in balances during the period from December 31, 2002 to December 31, 2003. Average balances in certificates of deposit increased to $77.23 million from $72.54 million. The average rate paid on certificates of deposit decreased to 2.84% from 3.86%. Average balances in money market accounts increased to $32.07 million for the six months ended December 31, 2003 from $28.06 million for the six months ended December 31, 2002. The average rate paid on money market accounts decreased to 1.16% from 2.00%. Average rates paid on all interest-bearing deposits declined from 2002 to 2003, with the average rate paid on all liabilities dropping by 81 basis points from the six month period ended December 31, 2002 to the six month period ended December 31, 2003. Interest paid on borrowings decreased to $291,000 for the six months ended December 31, 2003 from $294,000 for the same period ended December 31, 2002. The decrease in borrowing costs was due to a decrease in the average balance of Federal Home Loan Bank advances.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations for the Six Months Ended December 31, 2003 and 2002 (continued)

Provision for Loan Losses
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for the six month periods ended December 31, 2003 or December 31, 2002. This is a reflection of the continued strong asset quality of the Bank's loan portfolio. Total classified assets decreased to $1.00 million at December 31, 2003 from $1.57 million at June 30, 2003. The Bank currently has no foreclosed property.

Noninterest Income
Total noninterest income increased to $2.14 million for the six months ended December 31, 2003, from $1.45 million for the six months ended December 31, 2002, an increase of $693,000, or 47.79%. This was the result of an increase in the value of the Bank's mortgage servicing rights, which, as stated earlier, increased $568,000 since June 30, 2003. Mortgage loan servicing fees increased to $833,000 for the current period compared to $201,000 for the same period one year ago. Demand deposit service charges increased to $326,000 for the six month period ended December 31, 2003 from $254,000 for the same period ended December 31, 2002. This was due to higher fees over the previous year. Other categories of noninterest income showed minor changes.

Noninterest Expense
Noninterest expense increased by $230,000, or 7.96% to $3.12 million for the six months ended December 31, 2003, from $2.89 million for the six months ended December 31, 2002. This increase was primarily due to increases in salaries and employee benefits of $92,000, amortization of mortgage servicing fees of $73,000 and in "other" noninterest expense of $75,000. The increase in salaries and employee benefits expense was due to higher benefit costs and merit pay increases. The increase in amortization of mortgage servicing fees was related to increased prepayment activity on mortgage loans for the six month period. The increase in "other" noninterest expense was due primarily to higher loan expenses. Other categories of noninterest expense showed modest changes.

Income Tax Expense
Eagle's income tax expense was $616,000 for the six months ended December 31, 2003, compared to $595,000 for the six months ended December 31, 2002. The effective tax rate for the six months ended December 31, 2003 was 31.36% versus 33.93% for the six months ended December 31, 2002.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Liquidity, Interest Rate Sensitivity and Capital Resources

The company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio was 25.09% and 27.76% for the months ended December 31, 2003 and December 31, 2002, respectively. Liquidity decreased due to the reduction in interest-bearing deposits with banks.

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

At September 30, 2003 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, declined from the previous quarter. The Bank's capital ratio as measured by the OTS decreased slightly during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of December 31, 2003, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 2003, the Bank's tangible, core, and risk-based capital ratios amounted to 11.01%, 11.01%, and 18.52%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Liquidity, Interest Rate Sensitivity and Capital Resources (continued)

                                                At December 31, 2003
                                             -------------------------
                                                           For Capital
                                                             Adequacy
                                                Dollar       Purposes
                                                Amount     % of Assets
                                             -----------   -----------
         Tangible capital:
           Capital level                     $    22,654         11.01%
           Requirement                             3,085          1.50
                                             -----------   -----------
           Excess                            $    19,569          9.51%
                                             ===========   ===========

         Core capital:
           Capital level                     $    22,654         11.01%
           Requirement                             6,170          3.00
                                             -----------   -----------
           Excess                            $    16,484          8.01%
                                             ===========   ===========

         Risk-based capital:
           Capital level                     $    23,298         18.52%
           Requirement                            10,065          8.00
                                             -----------   -----------
           Excess                            $    13,233         10.52%
                                             ===========   ===========



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

                          EAGLE BANCORP AND SUBSIDIARY
                          EAGLE BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES



Based on their evaluation, the company's Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the company's disclosure controls and procedures are effective as of December 31, 2003 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no significant changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         The following matters were voted on at the Annual Meeting of Stockholders held on October 16, 2003:

         1.  Election of directors for three-year terms expiring in 2006:

                                                      For:         Against:
                                                   ---------      ---------
                  Thomas J. McCarvel               1,144,618          1,792
                  James A. Maierle                 1,144,618          1,792

         2. Ratification of appointment of Anderson ZurMuehlen & Co., P.C. as auditors for the fiscal year ended June 30, 2004:

                                             For:         Against:     Abstain:
                                          ---------      ---------    ----------
                                          1,145,250         700          460

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

                          EAGLE BANCORP AND SUBSIDIARY



                           Part II - OTHER INFORMATION

         b.)  Reports on Form 8-K
              No current reports on Form 8-K were filed during the second quarter of the 2004 fiscal year. However, on October 16, 2003, the registrant furnished under Item 9 of Form 8-K a press release announcing its earnings for the first quarter of the 2004 fiscal year. The information contained in the Form 8-K was intended to be furnished pursuant to Item 12, "Disclosure of Results of Operations and Financial Condition," and was included under Item 9 in accordance with Securities and Exchange Commission Release No. 33-8216.

                          EAGLE BANCORP AND SUBSIDIARY



SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            EAGLE BANCORP

         Date:   February 9, 2004           By: /s/ LARRY A. DREYER
                                                ----------------------------
                                                Larry A. Dreyer
                                                President/CEO

         Date:   February 9, 2004           By: /s/ PETER J. JOHNSON
                                                 ---------------------------
                                                 Peter J. Johnson
                                                 Sr. VP/Treasurer/CFO