Form 10QSB
period 2004-03-31
EAGLE BANCORP/MT
filed 2004-05-11
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

  For the transition period from _________________ to ________________________.

                         Commission file number 0-29687



                                  Eagle Bancorp
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          United States                                    81-0531318
---------------------------------------------            ----------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
 or organization)                                       Identification No.)


1400 Prospect Avenue, Helena, MT  59601
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share            1,214,372 shares outstanding
---------------------------------------            ----------------------------
                               As of May 10, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS
                                                                         Page

PART  I.          FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Statements of Financial Condition as of
              March 31, 2004 (unaudited) and June 30, 2003............1 and 2

              Consolidated Statements of Income for the three and nine months ended March 31, 2004 and 2003 (unaudited)...3 and 4

              Consolidated Statements of Changes in Stockholders' Equity
              for the nine months ended March 31, 2004 (unaudited)..........5

              Consolidated Statements of Cash Flows for the nine
              months ended March 31, 2004 and 2003 (unaudited)........6 and 7

              Notes to Consolidated Financial Statements .............8 to 12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................13 to 20

Item 3.     Controls and Procedures........................................21


PART  II.         OTHER INFORMATION

Item 1.     Legal Proceedings .............................................22
Item 2.     Changes in Securities .........................................22
Item 3.     Defaults Upon Senior Securities................................22
Item 4.     Submission of Matters to a Vote of Security-Holders ...........22
Item 5.     Other Information .............................................22
Item 6.     Exhibits and Reports on Form 8-K ..............................22


Signatures.................................................................23


Exhibit 31.1........................................................24 and 25


Exhibit 31.2........................................................26 and 27


Exhibit 32.1...............................................................28

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        March 31      June 30,
                                                         2004          2003
                                                     ------------   ------------
                                                      (Unaudited)     (Audited)
ASSETS
  Cash and due from banks                            $  2,928,400   $  2,966,202
  Interest-bearing deposits with banks                  5,297,661      7,263,841
                                                     ------------   ------------
    Total cash and cash equivalents                     8,226,061     10,230,043

  Investment securities available-for-sale,
    at market value                                    92,627,998     76,855,280
  Investment securities held-to-maturity,
    at amortized cost                                   1,679,577      2,280,736
  Federal Home Loan Bank stock, at cost                 1,747,300      1,686,300
  Mortgage loans held-for-sale                            904,676      6,908,373
  Loans receivable, net of deferred loan fees
    and allowance for loan losses                      89,030,647     93,521,165
  Accrued interest and dividends receivable             1,195,936        913,101
  Mortgage servicing rights, net                        1,831,576      1,291,614
  Property and equipment, net                           6,447,079      6,392,625
  Cash surrender value of life insurance                2,454,549      2,347,232
  Real estate acquired in settlement of loans,
    net of allowance for losses                                --         70,010
  Other assets                                            467,078        561,924
                                                     ------------   ------------
      Total assets                                   $206,612,477   $203,058,403
                                                     ============   ============

See accompanying notes to consolidated financial statements.


                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                          March 31         June 30,
                                                            2004             2003
                                                        -------------    -------------
                                                          (Unaudited)      (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts:
    Noninterest bearing                                 $   8,865,188    $   7,868,012
    Interest bearing                                      161,437,618      160,556,053
  Advances from Federal Home Loan Bank                      9,168,889        9,243,889
  Accrued expenses and other liabilities                    2,000,856        1,893,668
                                                        -------------    -------------
      Total liabilities                                   181,472,551      179,561,622
                                                        -------------    -------------
Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding)                        --               --
  Common stock (par value $0.01 per share;
    10,000,000 shares authorized; 1,223,572 shares
    issued; 1,214,372 and 1,209,772 outstanding at
    March 31, 2004 and June 30, 2003, respectively)            12,236           12,236
  Additional paid-in capital                                4,041,414        3,954,432
  Unallocated common stock held by employee
    stock ownership plan ("ESOP")                            (211,648)        (239,248)
  Treasury stock, at cost (9,200 and 13,800 shares at
    March 31, 2004 and June 30, 2003, respectively)          (134,665)        (188,715)
  Retained earnings                                        21,007,973       19,532,409
  Accumulated other comprehensive income (loss)               424,616          425,667
                                                        -------------    -------------
      Total stockholders' equity                           25,139,926       23,496,781
                                                        -------------    -------------
      Total liabilities and stockholders' equity        $ 206,612,477    $ 203,058,403
                                                        =============    =============

See accompanying notes to consolidated financial statements.


                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended         Nine Months Ended
                                                              March 31,               March 31,
                                                      -----------------------   -----------------------
                                                        2004          2003        2004         2003
                                                      ----------   ----------   ----------   ----------
                                                             (Unaudited)             (Unaudited)
Interest and Dividend Income:
  Interest and fees on loans                          $1,535,153   $1,883,542   $4,821,029   $5,881,080
  Interest on deposits with banks                          7,612       25,361       37,039       98,425
  FHLB Stock dividends                                    17,206       27,253       61,053       78,635
  Securities available-for-sale                          802,101      575,233    2,068,928    1,773,345
  Securities held-to-maturity                             21,567       39,540       71,173      132,875
                                                      ----------   ----------   ----------   ----------
    Total interest and dividend income                 2,383,639    2,550,929    7,059,222    7,964,360
                                                      ----------   ----------   ----------   ----------

Interest Expense:
  Deposits                                               610,833      875,780    2,052,755    2,800,103
  FHLB Advances                                          142,979      143,070      433,473      436,812
                                                      ----------   ----------   ----------   ----------
    Total interest expense                               753,812    1,018,850    2,486,228    3,236,915
                                                      ----------   ----------   ----------   ----------

  Net Interest Income                                  1,629,827    1,532,079    4,572,994    4,727,445
  Loan loss provision                                         --           --           --           --
                                                      ----------   ----------   ----------   ----------
    Net interest income after loan loss provision      1,629,827    1,532,079    4,572,994    4,727,445
                                                      ----------   ----------   ----------   ----------

Noninterest income:
  Net gain on sale of loans                              195,440      574,976    1,001,983    1,381,199
  Demand deposit service charges                         149,460      121,512      475,596      375,670
  Mortgage loan servicing fees                            46,883      110,834      880,015      311,757
  Net gain on sale of available-for-sale securities       11,070       20,435       12,372       20,435
  Other                                                   94,132       97,173      274,404      290,329
                                                      ----------   ----------   ----------   ----------
    Total noninterest income                             496,985      924,930    2,644,370    2,379,390
                                                      ----------   ----------   ----------   ----------

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                                     Three Months Ended         Nine Months Ended
                                                           March 31,                March 31,
                                                    -----------------------   -----------------------
                                                       2004        2003         2004         2003
                                                    ----------   ----------   ----------   ----------
                                                           (Unaudited)             (Unaudited)
Noninterest expense:
  Salaries and employee benefits                       823,683      756,254    2,360,528    2,201,454
  Occupancy expenses                                   132,299      125,943      364,926      373,573
  Furniture and equipment depreciation                  58,960       51,139      180,797      157,510
  In-house computer expense                             63,339       60,935      179,391      180,903
  Advertising expense                                   32,716       34,676      106,943      117,453
  Amortization of mtg servicing fees                   118,753      173,306      506,561      487,835
  Federal insurance premiums                             6,607        6,514       19,401       19,149
  Postage                                               33,926       34,016       93,325       90,910
  Legal, accounting, and examination fees               45,425       40,372      117,368      107,164
  Consulting fees                                        1,200       16,936       12,540       38,006
  ATM processing                                        12,287       10,587       38,984       33,490
  Other                                                234,417      199,402      707,331      597,154
                                                    ----------   ----------   ----------   ----------
    Total noninterest expense                        1,563,612    1,510,080    4,688,095    4,404,601
                                                    ----------   ----------   ----------   ----------

Income before provision for income taxes               563,200      946,929    2,529,269    2,702,234
                                                    ----------   ----------   ----------   ----------

Provision for income taxes                             167,041      320,560      783,555      916,110
                                                    ----------   ----------   ----------   ----------

Net income                                          $  396,159   $  626,369   $1,745,714   $1,786,124
                                                    ==========   ==========   ==========   ==========

Basic earnings per share                            $     0.33   $     0.53   $     1.48   $     1.52
                                                    ==========   ==========   ==========   ==========

Diluted earnings per share                          $     0.33   $     0.53   $     1.46   $     1.50
                                                    ==========   ==========   ==========   ==========

Weighted average shares outstanding (basic eps)      1,186,202    1,176,940    1,182,624    1,174,177
                                                     =========    =========    =========    =========

Weighted average shares outstanding (diluted eps)    1,196,362    1,191,762    1,195,210    1,190,610
                                                     =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 2004

                                                                                                             ACCUMULATED
                                                               ADDITIONAL  UNALLOCATED                         OTHER
                                         PREFERRED  COMMON     PAID-IN       ESOP       TREASURY   RETAINED COMPREHENSIVE
                                           STOCK     STOCK     CAPITAL       SHARES      STOCK     EARNINGS    INCOME      TOTAL
                                           -----     -----     -------       ------      -----     --------    ------      -----

Balance, June 30, 2003                     $   --  $ 12,236 $  3,954,432  $ (239,248) $(188,715) $ 19,532,409 $425,667  $23,496,781

  Net income (unaudited)                       --        --           --          --         --     1,745,714       --    1,745,714
  Other comprehensive income (unaudited)       --        --           --          --         --            --   (1,051)      (1,051)
                                                                                                                        -----------

    Total comprehensive income (unaudited)     --        --           --          --         --            --       --    1,744,663
                                                                                                                        -----------
Dividends paid ($.48 per share) (unaudited)    --        --           --          --         --      (270,150)      --     (270,150)
                                                                                                                        -----------
Restricted stock plan shares allocated
  (4,600 shares)                               --        --       (1,150)         --     54,050            --       --       52,900

ESOP shares allocated or committed to be
   released for allocation (3,450 shares)
  (unaudited)                                  --        --       88,132      27,600         --            --       --      115,732
                                           ------  -------- ------------  ----------  ---------  ------------ --------  -----------
Balance, March 31, 2004 (unaudited)        $   --  $ 12,236 $  4,041,414  $ (211,648) $(134,665) $ 21,007,973 $424,616  $25,139,926
                                           ======  ======== ============  ==========  =========  ============ ========  ===========

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               Nine Months Ended
                                                                                  March 31,
                                                                             2004             2003
                                                                          ------------    ------------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  1,745,714    $  1,786,124
  Adjustments to reconcile net income to net cash
    from operating activities:
      Provision for mortgage servicing rights valuation losses                (478,411)             --
      Depreciation                                                             332,624         301,897
      Net amortization of marketable securities premium
        and discounts                                                        1,166,940         583,845
      Amortization of capitalized mortgage servicing rights                    506,561         487,835
      Gain on sale of loans                                                 (1,001,983)     (1,381,199)
      Gain on sale of real estate owned                                           (596)             --
      Net realized (gain) loss on sale of available-for-sale securities        (12,372)        (20,435)
      FHLB & other dividends reinvested                                        (96,895)       (173,699)
      Increase in cash surrender value of life insurance                      (107,317)        (77,133)
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Accrued interest and dividends receivable                             (282,835)         18,825
        Loans held-for-sale                                                  6,919,026        (894,219)
        Other assets                                                            94,847        (257,641)
      Increase (decrease) in liabilities:
        Accrued expenses and other liabilities                                 224,006        (212,366)
        Deferred compensation payable                                               --          38,049
        Deferred income taxes payable                                               --         383,818
                                                                          ------------    ------------
          Net cash provided by operating activities                          9,009,309         583,701
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities available-for-sale                               (47,125,951)    (28,640,513)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                                     597,147         914,518
    Investment securities available-for-sale                                23,643,785      12,205,549
  Proceeds from sales of investment securities available-for-sale            6,679,310       1,052,385
  Proceeds from the sale of real estate acquired settlement of loans            70,606              --

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                            Nine Months Ended
                                                                                March 31,
                                                                          2004             2003
                                                                       ------------    ------------
                                                                               (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
    Net (increase) decrease in loan receivable, excludes transfers
      to real estate acquired in settlement of loans                      3,922,403       4,151,405
    Purchase of property and equipment                                     (387,080)       (344,534)
                                                                       ------------    ------------
        Net cash used in investing activities                           (12,599,780)    (10,661,190)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts                           1,878,739      12,188,908
  FHLB advances                                                           1,050,000              --
  Payments on FHLB advances                                              (1,125,000)        (75,000)
  Sale (Purchase) of Treasury Stock                                          52,900          (8,915)
  Dividends paid                                                           (270,150)       (218,093)
                                                                       ------------    ------------
        Net cash provided by financing activities                         1,586,489      11,886,900
                                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents                     (2,003,982)      1,809,411


CASH AND CASH EQUIVALENTS, beginning of period                           10,230,043      10,622,990
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                               $  8,226,061    $ 12,432,401
                                                                       ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest                               $  2,496,741    $  3,252,539
                                                                       ============    ============

Cash paid during the period for income taxes                           $    442,650    $  1,000,104
                                                                       ============    ============

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale   $    (84,510)   $   (137,660)
                                                                       ============    ============

Mortgage servicing rights capitalized                                  $    568,112    $    915,009
                                                                       ============    ============


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.    BASIS OF PRESENTATION
-------    ---------------------

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

The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2003.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.    INVESTMENT SECURITIES
-------    ---------------------
Investment securities are summarized as follows:

                                March 31, 2004 (Unaudited)                 June 30, 2003 (Audited)
                          ----------------------------------------   ----------------------------------------
                                             GROSS                                    GROSS
                           AMORTIZED      UNREALIZED      FAIR        AMORTIZED      UNREALIZED     FAIR
                             COST       GAINS(LOSSES)     VALUE         COST       GAINS (LOSSES)   VALUE
                          -----------   -----------    -----------   -----------   -------------  -----------
Available-for-sale:
  U.S. government and
   agency obligations     $12,114,425   $   126,154    $12,240,579   $ 5,039,764   $   111,500    $ 5,151,264
  Municipal obligations     9,023,501       306,418      9,329,919     6,851,051       235,534      7,086,585
  Corporate obligations    18,911,225       353,132     19,264,357     6,180,404       217,512      6,397,916
  Mortgage-backed
   securities              19,679,279         1,543     19,680,822    28,032,532       190,352     28,222,884
  Mutual Funds                 99,693          (171)        99,522     4,696,019           (26)     4,695,993
  Collateralized
   mortgage obligations    30,000,681        35,059     30,035,740    23,461,474        (7,351)    23,454,123
  Common stock                179,293        13,677        192,970        58,645         2,710         61,355
  Corporate preferred
   stock                    1,950,000      (165,911)     1,784,089     1,950,000      (164,840)     1,785,160
                          -----------   -----------    -----------   -----------   -----------    -----------
    Total                 $91,958,097   $   669,901    $92,627,998   $76,269,889   $   585,391    $76,855,280
                          ===========   ===========    ===========   ===========   ===========    ===========

Held-to-maturity:
  Municipal obligations   $   930,730   $    68,925    $   999,655   $ 1,031,729   $    75,173    $ 1,106,902
  Mortgage-backed
   securities                 748,847        40,578        789,425     1,249,007        49,206      1,298,213
                          -----------   -----------    -----------   -----------   -----------    -----------
    Total                 $ 1,679,577   $   109,503    $ 1,789,080   $ 2,280,736   $   124,379    $ 2,405,115
                          ===========   ===========    ===========   ===========   ===========    ===========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.    LOANS RECEIVABLE
-------    ----------------

Loans receivable consist of the following:
                                                   March 31,      June 30,
                                                      2004          2003
                                                   (Unaudited)    (Audited)
                                                  ------------   ------------
           First mortgage loans:
             Residential mortgage (1-4 family)    $ 45,505,039   $ 45,404,699
             Commercial real estate                 10,673,630     18,819,234
             Real estate construction                4,780,238      3,802,257

           Other loans:
             Home equity                            14,120,329     13,791,769
             Consumer                                9,668,150      9,278,219
             Commercial                              4,872,633      3,033,786
                                                  ------------   ------------

               Total                                89,620,019     94,129,964

           Less:  Allowance for loan losses           (653,773)      (672,841)
                Deferred loan fees                      64,401         64,042
                                                  ------------   ------------

               Total                              $ 89,030,647   $ 93,521,165
                                                  ============   ============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $546,000 and $610,000 at March 31, 2004 and June 30, 2003, respectively. Classified assets, including real estate owned, totaled $1.02 million and $1.57 million at March 31, 2004 and June 30, 2003, respectively.

The following is a summary of changes in the allowance for loan losses:

                                                Nine Months Ended  Year ended
                                                   March 31,       June 30,
                                                      2004           2003
                                                  (Unaudited)      (Audited)
                                                  ------------   ------------

           Balance, beginning of period           $    672,841   $    702,705
             Transfer from interest reserve                 --             --
             Provision charged to operations                --             --
             Charge-offs                               (27,861)       (37,118)
             Recoveries                                  8,793          7,254
                                                  ------------   ------------
           Balance, end of period                 $    653,773   $    672,841
                                                  ============   ============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.    DEPOSITS
-------    --------

Deposits are summarized as follows:
                                                   March 31,       June 30,
                                                      2004           2003
                                                   (Unaudited)    (Audited)
                                                  ------------   ------------
           Noninterest checking                   $  8,865,188   $  7,868,012
           Interest-bearing checking                28,297,759     27,125,488
           Passbook                                 25,582,813     25,762,108
           Money market                             30,772,722     30,177,605
           Time certificates of deposit             76,784,324     77,490,852
                                                  ------------   ------------
             Total                                $170,302,806   $168,424,065
                                                  ============   ============

NOTE 5.    EARNINGS PER SHARE
-------    ------------------

Basic earnings per share for the three months ended March 31, 2004 is computed using 1,186,202 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2004 is computed using 1,182,624 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2003 is computed using 1,176,940 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2003 is computed using 1,174,177 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,196,362 for the three months ended March 31, 2004 and 1,195,210 for the nine months ended March 31, 2004. Diluted earnings per share for the three months and six months ended March 31, 2003 is computed using 1,191,762 and 1,190,610 weighted average shares outstanding, respectively.


NOTE 6.    DIVIDENDS AND STOCK REPURCHASE PROGRAM
-------    --------------------------------------

This fiscal year Eagle has paid three dividends of $0.16 per share, on August 22, 2003, November 14, 2003 and February 13, 2004. A dividend of $0.16 per share was declared on April 15, 2004, payable May 14, 2004 to stockholders of record on April 30, 2004. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At the annual meeting held October 19, 2000, shareholders approved stock option and restricted stock plans for the Company covering aggregate grants of up to 80,511 and 23,003, respectively. A stock repurchase program was announced on December 21, 2000, covering 4% of the Company's outstanding common stock, with the intent of meeting the needs of the restricted stock plan. On January 18, 2002, January 21, 2003 and January 20, 2004, 4,600 shares of the restricted stock plan vested and were distributed to the participants. By October 24, 2002, 23,000 shares had been repurchased, completing this repurchase program.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.    DIVIDENDS AND STOCK REPURCHASE PROGRAM (CONTINUED)
-------    --------------------------------------------------

At their regular meeting of August 21, 2003, the Company's Board of Directors announced a stock repurchase program for up to 57,500 shares. This represents approximately 10% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle's benefit plans. As of May 10, 2004 no shares have been purchased under this program.


NOTE 7.    MORTGAGE SERVICING RIGHTS
-------    -------------------------

The Bank allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained from an independent third party. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. If the carrying value of the mortgage servicing rights exceeds the estimated fair market value, a valuation allowance is established for any decline, which is viewed to be temporary. Charges to the valuation allowance are charged against or credited to mortgage servicing income. Periodic independent valuations of the mortgage servicing rights are performed. As a result of the valuations, a temporary decline in the fair value was determined to have occurred, and a valuation allowance of $278,309 has been established. The following schedules show the activity in the mortgage servicing rights and the valuation allowance.

                                                   Nine months   Twelve months
                                                      ended         ended
                                                    March 31,      June 30,
                                                      2004          2003
                                                   (Unaudited)    (Audited)
                                                  ------------   ------------
           Mortgage Servicing Rights
             Beginning balance                    $  2,048,334   $  1,609,833
             Servicing rights capitalized              568,112      1,183,848
             Servicing rights amortized               (506,561)      (745,345)
                                                  ------------   ------------
               Ending balance                        2,109,885      2,048,334
                                                  ------------   ------------

           Valuation Allowance
             Beginning balance                         756,720         21,515
             Provision                                (478,411)       735,205
             Adjustments                                    --             --
                                                  ------------   ------------
               Ending balance                          278,309        756,720
                                                  ------------   ------------
           Net Mortgage Servicing Rights          $  1,831,576   $  1,291,614
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


Financial Condition

Comparisons in this section are between the nine months ended March 31, 2004 and June 30, 2003.

Total assets increased by $3.55 million, or 1.75%, to $206.61 million at March 31, 2004, from $203.06 million at June 30, 2003. Total liabilities increased by $1.91 million to $181.47 million at March 31, 2004, from $179.56 million at June 30, 2003. Total equity increased $1.64 million to $25.14 million at March 31, 2004 from $23.50 million at June 30, 2003.

The growth in assets was primarily in the available-for-sale (AFS) investment portfolio, which increased $15.77 million, or 20.52%, to $92.63 million at March 31, 2004 from $76.86 million at June 30, 2003. The investment category with the largest increase was corporate obligations, which increased $12.86 million. The loan portfolio decreased $4.49 million, or 4.80%, to $89.03 million at March 31, 2004 from $93.52 million at June 30, 2003. Commercial real estate showed the largest decrease, $8.15 million, due to the sale of a large loan participation. Other categories showed increases. Total loan originations year-to-date were $97.69 million, with single family mortgages (including $10.08 million of construction loans) accounting for $76.12 million of the total. Consumer loan originations totaled $8.69 million. Home equity loan and commercial loan originations totaled $6.92 million and $3.26 million, respectively, for the same period. Loans held for sale decreased to $900,000 at March 31, 2004 from $6.91 million at June 30, 2003.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Financial Condition (continued)

Growth in deposits has slowed from previous quarters. Deposits grew $1.88 million, or 1.12%, to $170.30 million at March 31, 2004 from $168.42 million at June 30, 2003. Checking accounts (both noninterest and interest-bearing) and money market accounts showed increases, and other deposit types had small decreases.

The growth in total equity was the result of earnings for the nine months of $1.75 million offset by the payment of three quarterly $0.16 per share regular cash dividends and a minimal decrease in other comprehensive income.


Results of Operations for the Three Months Ended March 31, 2004 and 2003

Net Income. Eagle's net income was $396,000 and $626,000 for the three months ended March 31, 2004, and 2003, respectively. The decrease of $230,000, or 36.74%, was primarily due to a decrease in noninterest income of $428,000 and an increase in noninterest expense of $54,000, offset by an increase in net interest income of $98,000. Eagle's tax provision was $154,000 lower in the current quarter. Basic earnings per share were $0.33 for the current period, compared to $0.53 for the previous year's period.

Net Interest Income. Net interest income increased $98,000 to $1.63 million for the current quarter. Total interest and dividend income decreased $167,000, which was offset by the decrease in interest expense of $265,000.

Interest and Dividend Income. Total interest and dividend income was $2.384 million for the quarter ended March 31, 2004, compared to $2.551 million for the quarter ended March 31, 2003, representing a decrease of $167,000, or 6.55%. Interest and fees on loans decreased to $1.53 million for the three months ended March 31, 2004 from $1.88 million for the same period ended March 31, 2003. This decrease of $350,000, or 18.62%, was due to the decrease in the average balances of loans receivable for the quarter ended March 31, 2004 and the decline in the average interest rate earned on loans. Average balances for loans receivable, net, for the quarter ended March 31, 2004 were $94.33 million, compared to $106.24 million for the previous year. This represents a decrease of $11.91 million, or 11.21%. The categories with the largest decreases since last year are commercial real estate and residential mortgage loans. The average interest rate earned on loans receivable decreased by 58 basis points, from 7.09% at March 31, 2003 to 6.51% at March 31, 2004.

Interest and dividends on investment securities available-for-sale (AFS) increased to $802,000 for the quarter ended March 31, 2004 from $575,000 for the same quarter last year. Average balances on investments increased to $91.38 million for the quarter ended March 31, 2004, compared to $66.08 million for the quarter ended March 31, 2003. The average interest rate earned on investments dropped to 3.61% from 3.72%. Interest on securities held-to-maturity (HTM) decreased from $40,000 to $22,000. Interest earned from deposits held at other banks decreased $18,000 for the quarter ended March 31, 2004 compared to the previous year's quarter, due to the decline in average balances.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2004 and 2003 (continued)

Interest Expense. Total interest expense decreased to $754,000 for the quarter ended March 31, 2004, from $1.019 million for the quarter ended March 31, 2003, a decrease of $265,000, or 26.01%, entirely due to the decrease in interest paid on deposits. The decrease was the result of a decrease in average rates paid on deposit accounts, despite higher balances. All deposit account types showed decreases in average rates paid and also had increases in average balances in the current quarter compared to last year's quarter. Average balances in interest-bearing deposit accounts increased to $160.91 million for the quarter ended March 31, 2004, compared to $153.79 million for the same quarter in the previous year. The average rate paid on liabilities declined 43 basis points from the quarter ended March 31, 2003 to the quarter ended March 31, 2004. Interest on Federal Home Loan Bank advances was unchanged from the previous year's quarter.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended March 31, 2004 or the quarter ended March 31, 2003. This is a reflection of the continued strong asset quality of the Bank's loan portfolio. Total classified assets decreased from $1.57 million at June 30, 2003 to $1.02 million at March 31, 2004. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income decreased to $497,000 for the quarter ended March 31, 2004, from $925,000 for the quarter ended March 31, 2003, a decrease of $428,000 or 46.27%. This was primarily the result of a decrease in the net gain on sale of loans of $380,000, due to lower mortgage loan origination volume in the current quarter caused principally by a decline in mortgage loan refinancing activity. Mortgage loan servicing fees also decreased by $64,000. This was due primarily to a decrease in the value of the Bank's mortgage servicing rights, which decreased by $89,000. Demand deposit service charges increased $28,000 for the quarter ended March 31, 2004 to $149,000 from $121,000 for the quarter ended March 31, 2003. This was due to the implementation of higher fees since the previous year.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2004 and 2003 (continued)

Noninterest Expense. Noninterest expense increased by $54,000, or 3.58%, to $1.56 million for the quarter ended March 31, 2004, from $1.51 million for the quarter ended March 31, 2003. This increase was primarily due to increases in salaries and employee benefits of $67,000 and "other" noninterest expense of $35,000, partially offset by a decrease in the amortization of mortgage servicing fees of $55,000. The increase in salaries and benefits was due to reduced capitalization of salary costs (per FAS 91) related to the decline in mortgage lending. The increase in "other" noninterest expense was due primarily to loan expenses related to a reimbursement to the Department of Housing and Urban Development (HUD). These increases were partially offset by a decrease in the amortization of mortgage servicing fees of $55,000, which was related to decreased prepayment activity on mortgage loans. Excluding the mortgage servicing fee amortization expense produces an increase in expenses of 8.09%. Other expense categories showed minor changes.

Income Tax Expense. Eagle's income tax expense was $167,000 for the quarter ended March 31, 2004, compared to $321,000 for the quarter ended March 31, 2003. The effective tax rate for the quarter ended March 31, 2004 was 29.66% and was 33.85% for the quarter ended March 31, 2003. Management expects Eagle's effective tax rate to be approximately 31%.


Results of Operations for the Nine Months Ended March 31, 2004 and 2003

Net Income. Eagle's net income was $1.746 million and $1.786 million for the nine months ended March 31, 2004 and 2003, respectively. The decrease of $40,000, or 2.24%, was primarily due to an increase in noninterest expense of $283,000 and a decrease in net interest income of $154,000, partially offset by an increase in noninterest income of $265,000. Eagle's tax provision was $132,000 lower in the current nine month period. Basic earnings per share were $1.48, compared to $1.52 per share for the period ended March 31, 2003.

Net Interest Income. Net interest income decreased to $4.573 million for the nine months ended March 31, 2004 from $4.727 million for the nine months ended March 31, 2003. This decrease of $154,000 was the result of a decrease in interest and dividend income of $905,000, partially offset by a decrease in interest expense of $751,000.

Interest and Dividend Income. Total interest and dividend income was $7.059 million for the nine months ended March 31, 2004, compared to $7.964 million for the same period ended March 31, 2003, representing a decrease of $905,000, or 11.36%. Interest and fees on loans decreased to $4.821 million for 2004 from $5.881 million for 2003. This decrease of $1.060 million, or 18.02%, was due to a decrease in the average balances of loans receivable for the nine months ended March 31, 2004 and the decline in the average interest rate earned on loans. Average balances for loans receivable, net, for this period were $96.00 million, compared to $105.49 million for the previous year. This is a decrease of $9.49 million, or 9.00%. The average interest rate earned on loans receivable also decreased by 73 basis points, to 6.70% from 7.43%. Interest and dividends on securities

                          EAGLE BANCORP AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2004 and 2003 (Continued)

available-for-sale (AFS) increased to $2.069 million for the nine months ended March 31, 2004 from $1.773 million for the nine months ended March 31, 2003. Interest on securities held-to-maturity (HTM) decreased to $71,000 from $133,000. Average balances on investment securities increased to $89.20 million for the nine months ended March 31, 2004 compared to $62.54 million for the same period ended March 31, 2003. The average interest rate earned on investments declined 86 basis points, to 3.20% from 4.06%. Interest earned from deposits held at other banks decreased to $37,000 for the nine months ended March 31, 2004 from $98,000 for the nine months ended March 31, 2003 due to the drop in short-term interest rates and lower average balances.

Interest Expense. Total interest expense decreased to $2.486 million for the nine months ended March 31, 2004 from $3.237 million for the nine months ended March 31, 2003, a decrease of $751,000, or 23.20%, primarily due to the decrease in interest paid on deposits. Interest on deposits decreased to $2.053 million for the nine months ended March 31, 2004 from $2.800 million for the nine months ended March 31, 2003. This decrease of $747,000, or 26.68%, was the result of a decrease in average rates paid on deposit accounts despite higher balances in deposit accounts. Money market accounts and certificates of deposit accounted for the largest gain in average balances during the period from March 31, 2003 to March 31, 2004. Average balances in certificates of deposit increased to $77.12 million from $73.33 million. The average rate paid on certificates of deposit decreased to 2.72% from 3.71%. Average balances in money market accounts increased to $31.70 million for the nine months ended March 31, 2004 from $28.33 million for the nine months ended March 31, 2003. The average rate paid on money market accounts decreased to 1.11% from 1.87%. Average rates paid on all interest-bearing deposits declined from 2003 to 2004, with the average rate paid on all liabilities declining by 77 basis points from the nine month period ended March 31, 2003 to the nine month period ended March 31, 2004. Interest paid on borrowings decreased to $433,000 for the nine months ended March 31, 2004 from $437,000 for the same period ended March 31, 2003. The decrease in borrowing costs was due to a decrease in the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the nine month periods ended March 31, 2004 or March 31, 2003. This is a reflection of the continued strong asset quality of the Bank's loan portfolio. Total classified assets decreased to $1.02 million at March 31, 2004 from $1.57 million at June 30, 2003. The Bank currently has no foreclosed property.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Nine Months Ended March 31, 2004 and 2003 (Continued)

Noninterest Income. Total noninterest income increased to $2.644 million for the nine months ended March 31, 2004, from $2.379 million for the nine months ended March 31, 2003, an increase of $265,000, or 11.14%. This was primarily due to the increase in the value of the Bank's mortgage servicing rights, which increased $478,000 since June 30, 2003. Consequently, mortgage loan servicing fees increased to $880,000 for the current nine-month period compared to $312,000 for the same period ended March 31, 2003 in the previous year. Demand deposit service charges increased to $476,000 for the nine month period ended March 31, 2004 from $376,000 for the same period ended March 31, 2003. This was due to implementation of higher fees since the previous year. These increases were partially offset by the decrease of $379,000 in net gain on sale of loans. This was due to the decreased mortgage loan origination volume in the current year. Other categories of noninterest income showed minor changes.

Noninterest Expense. Noninterest expense increased by $283,000, or 6.42% to $4.688 million for the nine months ended March 31, 2004, from $4.405 million for the nine months ended March 31, 2003. This increase was primarily due to increases in salaries and employee benefits of $159,000 and "other" noninterest expense of $110,000. The increase in salaries and benefit expense was due to merit pay increases and reduced capitalization of salary costs (per FAS 91) related to the decline in mortgage lending. The increase in "other" noninterest expense was due to increased amortization of deferred expenses on consumer loans and loan expenses related to a reimbursement to the Department of Housing and Urban Development (HUD). Other categories showed minor changes.

Income Tax Expense. Eagle's income tax expense was $784,000 for the nine months ended March 31, 2004, compared to $916,000 for the nine months ended March 31, 2003. The effective tax rate for the nine months ended March 31, 2004 was 30.98% and was 33.90% for the nine months ended March 31, 2003.


Liquidity, Interest Rate Sensitivity and Capital Resources

The company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio was 24.07% and 28.03% for the nine months ended March 31, 2004 and March 31, 2003, respectively. Liquidity decreased due to the reduction in interest-bearing deposits with banks.

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

At December 31, 2003 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, worsened slightly from the previous quarter. The Bank's capital ratio as measured by the OTS increased during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of March 31, 2004, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2004, the Bank's tangible, core, and risk-based capital ratios amounted to 11.19%, 11.19%, and 18.75%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

                                                               At March 31, 2004
                                                                   For Capital
                                                                    Adequacy
                                                     Dollar        Purposes
                                                     Amount      % of Assets
                                                  ------------   ------------
           Tangible capital:
             Capital level                        $     22,862       11.19%
             Requirement                                 3,065        1.50
                                                  ------------       -----
             Excess                               $     19,797        9.69%
                                                  ============       =====
           Core capital:
             Capital level                        $     22,862       11.19%
             Requirement                                 6,129        3.00
                                                  ------------       -----
             Excess                               $     16,733        8.19%
                                                  ============       =====
           Risk-based capital:
             Capital level                        $     23,499       18.75%
             Requirement                                10,026        8.00
                                                  ------------       -----
             Excess                               $     13,473       10.75%
                                                  ============       =====

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

                          EAGLE BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES

Based on their evaluation, the company's Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the company's disclosure controls and procedures are effective as of March 31, 2004 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no significant changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

         b.) Reports on Form 8-K
           No current reports on Form 8-K were filed during the third quarter of the 2004 fiscal year. However, on January 15, 2004, the registrant furnished under Item 12 of Form 8-K a press release announcing its earnings for the second quarter of the 2004 fiscal year.

                          EAGLE BANCORP AND SUBSIDIARY

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EAGLE BANCORP

      Date:   May 11, 2004                By:  /s/ LARRY A. DREYER
                                             -------------------------------
                                             Larry A. Dreyer
                                             President/CEO

      Date:   May 11, 2004                By:  /s/ PETER J. JOHNSON
                                             -------------------------------
                                             Peter J. Johnson
                                             Sr. VP/Treasurer