Form 10KSB
period 2004-06-30
EAGLE BANCORP/MT
filed 2004-09-17
CIK 1101146

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004.

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________.

                         Commission file number: 0-29687
--------------------------------------------------------------------------------

                                  Eagle Bancorp
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         United States                                  81-0531318
-----------------------------------         ----------------------------------
  (State or other jurisdiction                       (I.R.S. Employer
     of incorporation                               Identification No.)
     or organization)

   1400 Prospect Avenue, Helena, MT                       59601
----------------------------------------    ----------------------------------
(Address of principal executive offices)              (Zip Code)

 Issuer's telephone number:            (406) 442-3080
                                       ---------------
                                       www.americanfederalsavingsbank.com
                                       ----------------------------------

Securities to be registered under Section 12(b) of the Act:

Title of class                              Name of exchange on which registered

               None                                        N/A
-----------------------------------         ------------------------------------

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

Yes          X            No
          ---------           ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year are     $12,708,000
                                                         ---------------

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price as of September 1, 2004, was $13,283,361.

As of September 1, 2004, there were 1,190,372 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the proxy statements for the annual meeting of stockholders for the fiscal years ended June 30, 2004 and June 30, 2003 and the Registration Statement on Form SB-2 filed on December 20, 1999 are incorporated by reference in Part III hereof.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                YES                    NO       X
                       --------              --------

                                TABLE OF CONTENTS


    ITEM                                                                                                 PAGE
     NO.                                                                                                  NO.
    ----                                                                                                 ----
                  PART I

      1           Description of Business..............................................................   1
      2           Description of Business Properties...................................................   22
      3           Legal Proceedings....................................................................   23
      4           Submission of Matters to a Vote of Security Holders..................................   23

                  PART II

      5           Market for Common Equity, Related Stockholder Matters and Small Business
                     Issuers' Purchases of Equity Securities...........................................   23
      6           Management's Discussion and Analysis.................................................   24
      7           Financial Statements and Supplementary Data..........................................   30
      8           Changes in and Disagreements With Accountants on Accounting and
                     Financial Disclosure..............................................................   30
      8A          Controls and Procedures..............................................................   30

                  PART III

      9           Directors and Executive Officers of the Registrant...................................   31
     10           Executive Compensation...............................................................   31
     11           Security Ownership of Certain Beneficial Owners and Management.......................   31
     12           Certain Relationships and Related Transactions.......................................   31
     13           Exhibits List including Consolidated Statements of Financial Condition
                     And Reports on Form 8-K...........................................................   31
     14           Principal Accountant Fees and Services...............................................   31


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Eagle Bancorp ("Eagle" or "the Company" ) a federally chartered stock holding company holds 100% of the Stock of American Federal Savings Bank ("American Federal" or "the Bank"). Its charter was approved on April 4, 2000, when it became the mid-tier stock holding company for the Bank, a federally chartered stock savings bank headquartered in Helena, Montana. Eagle Bancorp's principal business is to hold the capital stock of American Federal. Upon the reorganization and conversion to stock form of American Federal Savings Bank, Eagle Bancorp issued 575,079 shares of its common stock, par value $.01 per share (the "Common Stock") to the public at a price of $8 per share. This represents approximately 47% of the issued and outstanding shares of the Common Stock. The remaining 648,493 shares of the Common Stock are held by Eagle Financial MHC, Eagle Bancorp's mutual holding company.

American Federal was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time. In 1975, the Bank adopted a federal thrift charter. We currently have four full service offices and one satellite branch. We also have five automated teller machines located in our market area and we participate in the CashCard ATM network.


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

Butte, Montana is approximately 64 miles southwest of Helena. Butte and the surrounding Silver-Bow County have a population of approximately 34,600. Butte's population has declined as a result of the decline in the energy and telecommunications industries, which had afforded many higher paying jobs to residents of Butte and Silver-Bow County.

Townsend is the smallest community in which we operate. It has a population of about 2,000. Many of its residents commute to other Montana locations for work. Other employment in Townsend is primarily in agriculture and services. Townsend is approximately 32 miles southeast of Helena.


COMPETITION

We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state's population is approximately 902,000 people, there are approximately 70 credit unions in Montana as well as three federally chartered thrift institutions, and 80 commercial banks as of December 31, 2003. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.


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

Loan Portfolio Composition.
The following table analyzes the composition of the Bank's loan portfolio by loan category at the dates indicated.

                                                                                 AT JUNE 30,
                                                   ------------------------------------------------------------------------
                                                                   2004                                  2003
                                                   ----------------------------------    ----------------------------------
                                                                            (DOLLARS IN THOUSANDS)
                                                                            PERCENT OF                            PERCENT OF
                                                           AMOUNT             TOTAL              AMOUNT             TOTAL
                                                           ------             -----              ------             -----
First mortgage loans:
  Residential mortgage (1-4 family)(1)                    $ 49,045            52.74%           $ 45,405             48.24%
  Commercial real estate                                     9,336            10.04%             18,819             19.99%
  Real estate construction                                   5,102             5.48%              3,802              4.04%
                                                          --------           -------           --------            ------
     Total first mortgage loans                             63,483            68.26%             68,026             72.27%
                                                          --------           -------           --------            ------

Other loans:
  Home equity                                               14,874            15.99%             13,792             14.65%
  Consumer                                                   9,802            10.54%              9,278              9.86%
  Commercial                                                 4,840             5.21%              3,034              3.22%
                                                          --------           -------           --------            ------
     Total other loans                                      29,516            31.74%             26,104             27.73%
                                                          --------           -------           --------            ------

Total loans                                                 92,999            100.00%            94,130            100.00%
                                                          --------           =======           --------            ======

Less:
  Deferred loan fees:                                          (86)                                 (64)
  Allowance for loan losses                                    628                                  673
                                                          --------                             --------

Total loans, net                                          $ 92,457                             $ 93,521
                                                          ========                             ========

 --------------------
(1) Excludes loans held for sale.

Fee Income.
American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and subsequent servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $544,000 and $436,000 for the years ended June 30, 2004 and 2003, respectively. A write-down of the mortgage servicing rights in the amount of $735,000 was added to the valuation allowance in 2003. Of that amount $696,000 was taken back into income in 2004 reflecting increased interest rates and lower payoffs of outstanding loans serviced. These amounts are netted against mortgage loan servicing fees in the Company's income statement. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $89,000 and $97,000 for the years ended June 30, 2004 and 2003, respectively.

Loan Maturity Schedule.
The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2004. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted. Loans having no stated maturity, those without a scheduled payment, demand loans and delinquent loans, are shown as due within six months.

                                                                     MORE THAN        MORE THAN
                                          WITHIN 6       6 TO 12     1 YEAR TO        2 YEARS TO         OVER 5
                                           MONTHS        MONTHS       2 YEARS          5 YEARS           YEARS            TOTAL
                                           ------        ------       -------          -------           -----            -----
                                                                     (IN THOUSANDS)

Residential mortgage (1-4 family)(1)        $   -        $  53        $   406         $  3,357         $  46,666        $  50,482
Commercial real estate                         29          498            342            1,231             7,236            9,336
Real estate construction                        -        5,102              -                -                 -            5,102
Home equity                                   307        1,289            733            8,305             4,240           14,874
Consumer                                      236          615          1,054            6,282             1,615            9,802
Commercial                                      -        1,752            146              758             2,184            4,840
                                           ------      -------       --------         --------         ---------        ---------
Total Loans (1)                            $  572      $ 9,309       $  2,681         $ 19,933         $  61,941        $  94,436
                                           ======      =======       ========         ========         =========        =========

--------------------
(1) Includes loans held for sale.


The following table sets forth the dollar amount of all loans, at June 30, 2004, due after June 30, 2005, which have fixed interest rates and which have floating or adjustable interest rates:

                                           FIXED     ADJUSTABLE         TOTAL
                                           -----     ----------         -----
                                                 (DOLLARS IN THOUSANDS)

Residential mortgage (1-4 family)      $  45,784     $   4,645        $  50,429
Commercial real estate                     8,809             -            8,809
Real estate construction                       -             -                -
Home equity                                6,941         6,337           13,278
Consumer                                   8,438           513            8,951
Commercial                                 2,313           775            3,088
                                       ---------     ---------        ---------

Total (1)                              $  72,285     $  12,270        $  84,555
                                       =========     =========        =========

Percent of total                          85.49%        14.51%          100.00%

--------------------
(1) Due after June 30, 2005.

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated.

                                                           ENDED JUNE 30,
                                                       2004               2003
                                                       ----               ----
                                                           (IN THOUSANDS)
Net loans receivable (1) at beginning
of period                                           $100,430           $106,975
Loans originated:
  Residential mortgage (1-4 family)                   84,800            132,481
  Commercial real estate                               3,261              9,352
  Real estate construction                            11,737              9,315
  Home equity                                         13,236             12,437
  Consumer                                            10,866              9,277
  Commercial loans                                     5,351              3,574
                                                     -------            -------

Total loans originated                               129,251            176,436
                                                     --------           -------
Loans sold:
  Whole loans                                         66,564            113,652
  Participations                                       9,820                607
                                                      ------            -------

Total loans sold                                      76,384            114,259
                                                      ------            -------

Principal repayments and loan refinancings            59,471             68,937
Deferred loan fees decrease (increase)                    22                185
Allowance for loans decrease (increase)                   45                 30
Net loan increase (decrease)                          (6,537)            (6,545)
                                                     -------           --------

Net loans receivable (1) at end of period            $93,893           $100,430
                                                     =======           ========

--------------------

(1) Includes loans held for sale.

Residential Lending
The Bank's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank's market area. Approximately 52.74% of the bank's loans as of June 30, 2004 were comprised of such loans. American Federal generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12 year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank's fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. All 30 year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing loans sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower's payments and send them to the purchaser. The retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $544,000 (before adjustments to the valuation allowance on Mortgage Servicing Rights) for the year ended June 30, 2004. At June 30, 2004, American Federal Savings Bank had $215.53 million in loans sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans.
American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers' primary real estate, but are typically subject to a prior lien, which may or may not be held by the Bank. At June 30, 2004, $14.87 million or 15.99% of our total loans, were home equity loans. Borrowers may use the proceeds from the Bank's home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as wells as variable rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than fifteen years.

Although home equity loans are secured by real estate, they carry a greater risk than first lien residential mortgages because of the existence of a prior lien on the property securing the loan, as well as the flexibility the borrower has with respect to the loan proceeds. American Federal Savings Bank attempts to minimize this risk by maintaining conservative underwriting policies on such loans. We generally make home equity loans for up to only 85% of appraised value of the underlying real estate collateral, less the amount of any existing prior liens on the property securing the loan.

Commercial Real Estate.
American Federal Savings Bank originates commercial real estate mortgage loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate loans make up 10.04% of the Bank's total loan portfolio, or $9.34 million at June 30, 2004. The majority of these loans are non-residential commercial real estate loans. American Federal Savings Bank's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $128,000 and is typically made with fixed rates of interest with five to 15 year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within the market area of the Bank and all are within the state of Montana. American Federal Savings Bank's largest single commercial real estate loan had a balance of approximately $1,556,000 on June 30, 2004, and was secured by a commercial building. This loan contains a 90 percent government guaranty under the USDA Rural Development Program.

Real Estate Construction Lending.
American Federal Savings Bank also lends funds for the construction of one- to four-family homes. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Real estate construction loans accounted for $5.10 million or 5.48% of American Federal's loan portfolio at June 30, 2004.

Consumer Loans.
As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank has made significant efforts to grow its consumer lending portfolio. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank. As of June 30, 2004, consumer loans totaled $9.80 million or 10.54% of the Bank's total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank's market area and generally have maturities of up to 7 years. For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

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

Commercial Loans.
Commercial loans amounted to $4.84 million, or 5.21% of the Bank's total loan portfolio at June 30, 2004. American Federal Savings Bank's commercial loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial loan portfolio amounts to only 5.21% of the total portfolio at June 30, 2004, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower.
Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of June 30, 2004, our largest aggregation of loans to one borrower was $3,926,121, consisting of one construction loan secured primarily by commercial real estate. After deducting the participation sold portion of $1,676,121 from the outstanding balance, this was well below our federal legal lending limit to one borrower of approximately $3.57 million at such date. At June 30, 2004, this loan was current, and was paid in full in early August 2004.

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

After receiving a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyze the loan applications and the property involved. Officers and branch managers are granted lending authority based on the kind of loan types where they possess expertise and their level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. A quorum (four) of the board of directors is required for approval of any loan, or aggregation of loans to a single borrower, more than $950,000.

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

Loan Commitments.
We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate. The total amount of our commitments to extend credit as of June 30, 2004, was approximately $3.30 million.


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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2004, American Federal Savings Bank had no real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2004, we had $497,000 of loans that were non-performing and held on non-accrual status.

Delinquent Loans.
The following table provides information regarding the Bank's loans that are delinquent 30 to 89 days at June 30, 2004:

                                                                    PERCENTAGE
                                                                     OF TOTAL
                                                                    DELINQUENT
                                         NUMBER          AMOUNT        LOANS
                                         ------          ------     -----------
                                                 (Dollars in thousands)
Loan Type:
Mortgage (1-4 family)                       9         $    581         52.34%
Real estate construction                    -                -          0.00%
Commercial real estate                      3              114         10.27%
Home equity                                 7              191         17.21%
Consumer                                   32              182         16.40%
Commercial                                  1               42          3.78%
                                          ---         --------        -------

Total                                      52         $  1,110        100.00%
                                          ===         ========        =======


Non-Performing Assets.
The following table sets forth information regarding American Federal Savings Bank's non-performing assets as of the dates indicated. The Bank does not have any troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards No. 114.

                                                         AT JUNE 30,
                                                 ----------------------------
                                                    2004              2003
                                                    ----              ----
                                                    (DOLLARS IN THOUSANDS)
Non-accrual loans                                $     497         $     610
Accruing loans delinquent 90 days or more              125               198
Real estate owned                                        -                70
                                                 ---------         ---------

Total                                            $     622         $     878
                                                 =========         =========

Total non-performing loans as a percentage
 of total loan portfolio                             0.67%             0.94%

Percentage of total assets                           0.31%             0.43%


The decrease in non-accrual loans during the year ended June 30, 2004, was attributable primarily to two residential mortgage loans being removed from non-accrual status. During the year ended June 30, 2004, the Bank had no foreclosures.

During the year ended June 30, 2004, approximately $39,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. This amount was not included in the Bank's interest income for the period.

Classified Assets.
Management, in compliance with regulatory guidelines, conducts an internal loan review program, whereby loans are placed or classified in categories depending upon the level of risk of nonpayment or loss. These categories are special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish an allowance for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is required to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and specific problem assets.

Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. In addition, each loan that exceeds $200,000 and each group of loans that exceeds $200,000 is monitored more closely. The following table reflects our classified assets.

                                                               AT JUNE 30,
                                                         --------------------
                                                         2004            2003
                                                         ----            ----
                                                            (IN THOUSANDS)
Residential mortgages
  (1-4 family):
   Special mention                                    $     -         $     -
   Substandard                                            199             606
   Doubtful                                                 -               -
   Loss                                                     -               -

Commercial Real Estate and Land:
   Special mention                                          -             257
   Substandard                                             86              91
   Doubtful                                                 -               -
   Loss                                                     -               -

Home equity loans:
   Special mention                                          -               -
   Substandard                                            232             264
   Doubtful                                                 -               -
   Loss                                                     -               4

Consumer loans:
   Special mention                                          -               -
   Substandard                                             43              13
   Doubtful                                                 -               -
   Loss                                                    23               9

Commercial loans:
   Special mention                                          -              10
   Substandard                                            317             249
   Doubtful                                                 -               -
   Loss                                                     -               -

Real estate owned/repossessed property
   Special mention                                          -               -
   Substandard                                             15              70
   Doubtful                                                 -               -
   Loss                                                     9               -
                                                    ---------       ---------
Total classified loans and
 real estate owned                                  $    924        $   1,573
                                                    =========       =========


Allowance for Loan Losses and Real Estate Owned.
The Bank segregates its loan portfolio for loan losses into the following broad categories: residential mortgages (1-4 family), commercial real estate, real estate construction, commercial loans, home equity loans and consumer loans. The Bank provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based on historical analyses and other factors. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; changes in the outlook for the local, regional and national economy; and peer group comparisons.

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


Provisions for losses are charged against earnings in the period they are established. We had $628,000 in allowances for loan losses at June 30, 2004.

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

The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

                                                        FOR THE YEARS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                        2004               2003
                                                  ------------       ----------
                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period                    $      673         $      703
                                                  -----------        ----------

Loans charged-off                                        (45)               (37)
Recoveries                                                 9                  7
                                                  -----------        ----------
Net loans charged-off                                    (36)               (30)
Provision for possible loan losses                         -                  -
Transfer to repossessed property reserve                  (9)                 -
                                                  -----------        ----------

Balance at end of period                          $      628         $      673
                                                  ===========        ==========

Allowance for loan losses to total loans                0.68%              0.72%

Allowance for loan losses to total non-
  performing loans                                    100.96%             76.65%

Net recoveries (charge-offs) to average loans
  outstanding during the period                       (0.04)%            (0.03)%


The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

                                                    2004                                              2003
                                    ----------------------------------------        --------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)

                                                 PERCENTAGE         LOANS IN                      PERCENTAGE         LOANS IN
                                                OF ALLOWANCE      EACH CATEGORY                  OF ALLOWANCE      EACH CATEGORY
                                                  TO TOTAL          TO TOTAL                       TO TOTAL          TO TOTAL
                                      AMOUNT      ALLOWANCE          LOANS          AMOUNT         ALLOWANCE           LOANS
                                     -------    ------------       ----------       ------       ------------      --------------

First Mortgage Loans:
  Residential mortgage (1-4
    family)                          $   50           7.96%           52.74%         $   90            13.37%             48.24%
  Commercial real estate                262          41.72%           10.04%            289            42.94%             19.99%
  Real estate construction                4           0.64%            5.48%             16             2.38%              4.04%
                                     ------          ------           ------         ------            ------             ------
    Total mortgage loans                316          50.32%           68.26%            395            58.69%             72.27%
                                     ------          ------           ------         ------            ------             ------

Other loans:
  Home equity                           141          22.45%           15.99%            149            22.14%             14.65%
  Consumer                               85          13.54%           10.54%             64             9.51%              9.86%
  Commercial                             86          13.69%            5.21%             65             9.66%              3.22%
                                     ------          ------           ------         ------            ------             ------
    Total other loans                   312          49.68%           31.74%           278             41.31%             27.73%
                                     ------          ------           ------         ------            ------             ------

    Total                            $ 628          100.00%          100.00%         $ 673            100.00%            100.00%
                                     ======         =======          =======         ======           =======            =======


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

The Board, through its asset liability committee, has charged the Chief Financial Officer to implement the investment policy. All transactions are reported to the board of directors monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

Investment Securities.
We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. At June 30, 2004, our investment securities were U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Investment securities held-to-maturity represented 1.74% of Eagle's total investment portfolio. Securities available-for-sale totaled 98.26% of Eagle's total investment portfolio.

Corporate Debt.
We also invest in corporate securities. Corporate bonds may offer a higher yield than a U.S. Treasury security of comparable duration. These debt instruments also may have a higher risk of default due to adverse change in the creditworthiness of the issuer. Our policy limits investments in corporate bonds to securities rated investment grade or better. At June 30, 2004, 19.53% of our investment portfolio consisted of corporate obligations.

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

Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. At June 30, 2004, 19.11% of our investment portfolio (in both held-to-maturity and available-for-sale) consisted of mortgage-backed securities.

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

Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Eagle's investment policy requires that a pre-purchase analysis be performed and documented in investment portfolio records. At June 30, 2004, 35.97% of our investment portfolio (exclusive of interest-bearing-deposits with banks) consisted of collateralized mortgage obligations.


Other Securities.
Equity securities owned consist of a $1.67 million investment in Federal Home Loan Bank of Seattle common stock as well as $1.75 million of corporate preferred stock, $127,000 of corporate common stock and $100,000 in a common stock mutual fund as of June 30, 2004. As a member of the Federal Home Loan Bank of Seattle, ownership of Federal Home Loan Bank of Seattle common shares is required. The remaining securities and deposits provide diversification and complement our overall investment strategy.

The following table sets forth the carrying value of Eagle's investment and mortgage-backed securities portfolio at the dates indicated.

                                                                               AT JUNE 30,
                                                   --------------------------------------------------------------------
                                                                2004                                2003
                                                   --------------------------------  ----------------------------------
                                                                         (DOLLARS IN THOUSANDS)
                                                       BOOK            PERCENTAGE          BOOK             PERCENTAGE
                                                       VALUE            OF TOTAL           VALUE             OF TOTAL
                                                     ---------         ----------         --------          ----------
Securities available for sale, at fair value:
  U.S. Government and agency obligations            $   10,911            11.79%         $   5,151              5.85%
  Corporate obligations                                 17,595            19.01              6,398              7.26
  Municipal obligations                                  9,073             9.80              7,087              8.05
  Collateralized mortgage obligations                   32,415            35.03             23,454             26.63
  Mortgage-backed securities                            16,581            17.92             28,223             32.04
  Common Stock                                             127             0.14                 61              0.07
  Mutual Funds                                             100             0.11              4,696              5.33
  Corporate preferred stock                              1,745             1.89              1,785              2.03
                                                     ---------           ------           --------            ------

Total securities available-for-sale                     88,547            95.68             76,855             87.25
                                                     ---------           ------           --------            ------

Securities held to maturity, at book value:

  U.S. Government and agency obligations                     -                -              1,032              1.17
  Mortgage-backed securities                               635             0.69              1,249              1.42
  Municipal obligations                                    930             1.00                  -                 -
                                                     ---------           ------           --------            ------

Total securities held-to-maturity                        1,565             1.69              2,281              2.59
                                                     ---------           ------           --------            ------

Total securities                                        90,112            97.37             79,136             89.84
                                                     ---------           ------           --------            ------

Interest-bearing deposits                                  760             0.82              7,264              8.25
                                                     ---------           ------           --------            ------

Federal Home Loan Bank capital
  stock, at cost                                         1,672             1.81              1,686              1.91
                                                     ---------           ------           --------            ------

Total                                                $  92,544           100.00%          $ 88,086            100.00%
                                                     =========           ======           ========            ======

The following table sets forth information regarding the carrying values, weighted average yields and maturities of Eagle's investment and mortgage-backed securities portfolio at June 30, 2004.

                                                                              AT JUNE 30, 2004
                             -------------------------------------------------------------------------------------------------------
                              ONE YEAR OR LESS   ONE TO FIVE YEARS            MORE THAN FIVE YEARS      TOTAL INVESTMENT SECURITIES
                              ----------------   -----------------            --------------------     -----------------------------

                                      ANNUALIZED                   ANNUALIZED             ANNUALIZED                      ANNUALIZED
                                       WEIGHTED                     WEIGHTED               WEIGHTED           APPROXIMATE  WEIGHTED
                             CARRYING  AVERAGE       CARRYING       AVERAGE     CARRYING   AVERAGE   CARRYING    MARKET    AVERAGE
                              VALUE     YIELD          VALUE         YIELD       VALUE      YIELD     VALUE      VALUE      YIELD
                              -----     -----          -----         -----       -----      -----     -----      -----      -----
                                                                   (DOLLARS IN THOUSANDS)

Securities available for
sale:
  U.S. Government and agency
   obligations                $ 1,552    2.30%       $ 6,571          3.55%     $  2,788    2.46%   $10,911    $10,911       3.09%
  Corporate obligations           208     7.41        17,387          3.34             -       -     17,595     17,595       3.39
  Municipal obligations             -        -             -             -         9,073    6.41      9,073      9,073       6.41
  Collateralized mortgage
    obligations                     -        -            21          5.74        32,394    4.34     32,415     32,415       4.34
  Mortgage-backed securities        -        -         4,207          2.69        12,374    2.89     16,581     16,581       2.84
  Mutual funds                      -        -             -             -           100    4.66        100        100       4.66
  Corporate preferred stock         -        -             -             -         1,745    4.11      1,745      1,745       4.11
  Common stock (dividend
    yield)                          -        -             -             -           127    7.94        127        127       7.94
                               ------    -----        ------          ----        ------   -----     ------     ------       ----
Total securities available
  for sale                      1,760     2.90        28,186          3.29        58,601    4.27     88,547     88,547       3.93
                               ------    -----        ------          ----        ------   -----     ------     ------       ----

Securities held to maturity:
  Mortgage-backed securities        6     5.63           629          5.78             -       -        635        664       5.78
  Municipal obligations           100     5.50           566          5.78           264    7.04        930        966       6.11
                               ------    -----        ------          ----        ------   -----     ------     ------       ----

Total securities held to
  maturity                        106     5.51         1,195          5.78           264    7.04      1,565      1,630       5.97
                               ------    -----        ------          ----        ------   -----     ------     ------       ----
Total securities                1,866     3.05        29,381          3.39        58,865    4.28     90,112     90,177       3.97
                               ------    -----        ------          ----        ------   -----     ------     ------       ----

Interest-bearing deposits         760     1.34             -             -             -       -        760        760       1.34
                               ------    -----        ------          ----        ------   -----     ------     ------       ----

Federal Home Loan Bank
  capital stock                    -        -              -             -         1,672    4.00      1,672      1,672       4.00
                               ------    -----        ------          ----        ------   -----     ------     ------       ----

Total                          $2,626     2.56%      $29,381          3.39%      $60,537    4.27%   $92,544    $92,609       3.95%
                               ======    =====       =======          ====       =======   =====    =======    =======       ====

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

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, passbook and statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $119.43 million or 70.23% of the Bank's deposits at June 30, 2004 ($94.83 million or 55.76% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, will result in an increase in our cost of funds.

The following table sets forth American Federal's distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

                                                                           AT JUNE 30,
                                       ------------------------------------------------------------------------------------
                                                        2004                                       2003
                                       ----------------------------------------- ------------------------------------------
                                                                         WEIGHTED                                  WEIGHTED
                                                        PERCENT          AVERAGE                    PERCENT        AVERAGE
                                           AMOUNT       OF TOTAL          RATE        AMOUNT       OF TOTAL          RATE
                                          --------       ------           ----       --------       ------           ----
                                                                     (DOLLARS IN THOUSANDS)

Noninterest checking                      $  9,268         5.45%          0.00%      $  7,868         4.67%          0.00%
Passbook savings                            25,863        15.21%          0.65%        25,762        15.30%          1.15%
NOW account/Interest bearing
  checking                                  29,370        17.27%          0.19%        27,125        16.11%          0.27%
Money market accounts                       30,333        17.83%          0.91%        30,178        17.92%          1.33%
                                          --------       ------                      --------       ------
    Total                                  94,834         55.76%          0.53%        90,933        53.99%          0.85%
                                          --------       ------                      --------       ------

Certificates of deposit accounts:
   IRA certificates                         24,597        14.46%          3.05%        23,460        13.93%          3.68%
   Other certificates                       50,638        29.78%          2.14%        54,031        32.08%          2.86%
                                          --------       ------                      --------       ------

Total certificates of deposit               75,235        44.24%          2.44%        77,491        46.01%          3.11%
                                          --------       ------                      --------       ------

    Total deposits                        $170,069       100.00%          1.37%      $168,424       100.00%          1.89%
                                          ========       ======                      ========       ======

The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2004, for the maturity dates indicated:

                                CERTIFICATE OF DEPOSIT MATURITY
                  -----------------------------------------------------------------------
                                             (IN THOUSANDS)
                                                                  AFTER
                      JUNE 30,      JUNE 30,       JUNE 30,       JUNE 30,
                       2005           2006          2007           2007          TOTAL
                     --------       --------      --------       --------       --------

1.01-2.00%           $ 33,321        $   119        $    -         $    -       $ 33,440
2.01-3.00%             18,654         12,610         1,092            205         32,561
3.01-4.00%              4,702            819           174            545          6,240
4.01-5.00%                236            839           383            287          1,745
5.01-6.00%                421            337            31              -            789
6.01-7.00%                341            119             -              -            460
                     --------       --------      --------       --------       --------

Total                $ 57,675       $ 14,843      $  1,680       $  1,037       $ 75,235
                     ========       ========      ========       ========       ========


The following table shows the amount of certificates of deposit of more than $100,000 by time remaining until maturity as of June 30, 2004:

                        JUMBO CERTIFICATES BY MATURITY
--------------------------------------------------------------------------------
MATURITY PERIOD                                                AMOUNT
---------------                                            -------------
                                                           (IN THOUSANDS)

3 months or less                                                  $ 2,259
Over 3 to 6 months                                                  2,700
Over 6 to 12 months                                                 4,005
Over 12 months                                                      3,228
                                                                 --------
  Total                                                          $ 12,192
                                                                 ========

The following table sets forth the net changes in deposit accounts for the periods indicated:

                                                 YEAR ENDED JUNE 30,
                                            --------------------------------
                                               2004               2003
                                               ----               ----
                                               (DOLLARS IN THOUSANDS)

Opening balance                               $  168,424        $    151,605
Deposits(Withdrawals), Net                          (882)             13,318
Interest credited                                  2,527               3,501
                                             ------------       ------------

Ending balance                               $   170,069        $    168,424
                                             ============       ============

Net increase                                 $     1,645        $     16,819

Percent increase                                    0.98%              11.09%

Weighted average cost of
  deposits during the period                        1.62%               2.38%

Weighted average cost of
  deposits at end of period                         1.36%               1.89%



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


The following table sets forth information concerning our borrowing from the Federal Home Loan Bank of Seattle at the end of, and during, the periods indicated:

                                                          AT OR FOR THE YEAR
                                                             ENDED JUNE 30,
                                                     --------------------------
                                                         2004           2003
                                                         ----           ----
                                                      (DOLLARS IN THOUSANDS)

Advances from Federal Home Loan Bank:
  Average balance                                    $  9,072         $ 9,290
  Maximum balance at any month-end                      9,236           9,336
  Balance at period end                                 7,450           9,244

Weighted average interest rate during the period        6.21%           6.25%
Weighted average interest rate at period end            3.58%           6.20%



SUBSIDIARY ACTIVITY

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except for American Federal Savings Bank, the wholly owned subsidiary of Eagle Bancorp.

PERSONNEL

As of June 30, 2004, we had 69 full-time employees and 5 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

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

The Office of Thrift Supervision regularly examines American Federal Savings Bank and provides a report on its examination findings to American Federal's board of directors. American Federal's relationship with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of American Federal's mortgage documents.

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

Regulatory Capital Requirements.
Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three capital standards. The standards for capital adequacy are tangible capital equal to 1.5% of adjusted total assets, core capital (leverage ratio) equal to at least 4% of total adjusted assets, and risk-based capital equal to 8% of total risk-weighted assets. In order to be deemed "Well Capitalized", OTS rules require a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6%, and a total risk-based ratio of at least 10%. American Federal's capital ratios at June 30, 2004 are set forth below.

                                     ACTUAL                 FOR CAPITAL ADEQUACY PURPOSES
                       ---------------------------------  ---------------------------------
                           AMOUNT            RATIO            AMOUNT            RATIO
                       ---------------- ----------------  ---------------- ----------------
                                                (DOLLARS IN THOUSANDS)

Tangible                    $   23,199            11.43        $    3,045             1.50
Leverage                    $   23,199            11.43        $    6,089             3.00
Tier 1 risk-based           $   23,199            18.37        $    5,050             4.00
Total risk-based            $   23,803            18.85        $   10,100             8.00


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

Office of Thrift Supervision regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it is in need of more than the normal supervision has the greatest amount of flexibility for determining dividends. Such institutions can, after prior notice but without the approval of the Office of Thrift Supervision, make capital distributions during a calendar year. These distributions can be equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its excess capital divided by its fully phased-in capital requirements at the beginning of the calendar year. At the institution's discretion, dividends can also be 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior regulatory notice. As of June 30, 2004, American Federal Savings Bank had this level of flexibility with respect to dividends.

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

The revisions to the Internal Revenue Code in 1996 also provided that all thrift institutions must generally recapture any "applicable excess reserves" into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution's applicable excess reserves equals the excess of the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. These are known as pre-1988 reserves. American Federal Savings Bank had recaptured all of it's remaining applicable excess reserve as of June 30, 2004.

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


ITEM 2.  DESCRIPTION OF BUSINESS PROPERTIES.

The Company's business activities consist of its ownership of 100% of the common stock of the Bank. The Bank's executive office is located at 1400 Prospect Avenue in Helena, Montana. American Federal conducts its business through five offices, which are located in Helena, Bozeman, Butte, and Townsend, Montana. All of its offices are owned. Its principal banking office in Helena also serves as its executive headquarters and operations center. This office houses over 50% of American Federal full-time employees. The following table sets forth the location of each of American Federal's offices, the year the office was opened, and the net book value including land, buildings, computer software and its related equipment and furniture. The square footage at each location is also shown.

                                                                               NET BOOK
                                                                               VALUE AT            SQUARE
          LOCATION                      ADDRESS              OPENED          JUNE 30, 2004        FOOTAGE
-----------------------------  --------------------------  ------------   --------------------  -------------

Helena Main                    1400 Prospect Ave.             1997             $    5,065,499        32,304
  Office                       Helena, MT  59601

Helena Downtown                28 Neill Ave.                  1987              $     332,517          1,391
  Drive-up                     Helena, MT  59601

Butte Office                   3401 Harrison Ave.             1979              $     563,423          3,890
                               Butte, MT  59701

Bozeman Office                 606 North Seventh              1980              $     570,500          5,886
                               Bozeman, MT  59715

Townsend Office                416 Broadway                   1979              $      27,325          1,973
                               Townsend, MT  59644


As of June 30, 2004, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $6.6 million.


ITEM 3.  LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal. The Bank has filed a suit in federal court against the Department of Housing and Urban Development regarding a dispute over a foreclosed property. Other than that case, there were no lawsuits pending or known to be contemplated against Eagle or American Federal at June 30, 2004.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2004.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS' PURCHASES OF EQUITY SECURITIES.

The common stock is traded on the OTC Bulletin Board under the symbol "EBMT." At the close of business on June 30, 2004, there were 1,212,372 shares of common stock outstanding, held by approximately 600 shareholders of record. Eagle Financial MHC, Eagle's mutual holding company, held 648,493 shares (or 54.5%) of the outstanding common stock.

The high bid and asked prices noted below for the four quarters of fiscal 2003 and the four quarters of the current fiscal year were obtained from the OTC Bulletin Board. The quotations reflect interdealer prices without retail markup, markdown or commission, and may not represent actual transactions.

                                             HIGH BID           LOW BID
Fourth quarter 2004                           $45.00            $30.50
Third quarter 2004                            $40.00            $34.25
Second quarter 2004                           $38.00            $28.00
First quarter 2004                            $30.00            $25.10
Fourth quarter 2003                           $30.50            $22.25
Third quarter 2003                            $25.00            $22.00
Second quarter 2003                           $24.30            $19.25
First quarter 2003                            $21.10            $18.00

The closing price of the common stock on June 30, 2004, was $32.30. The company had paid four quarterly dividends during the year, all in the amount of $0.16 per share. Eagle Financial MHC waived receipt of its dividends during the year.

ITEM 5(C)  SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

-------------------------------------------------------------------------------------------------
                                                           TOTAL NUMBER           MAXIMUM
                                                            OF SHARES            NUMBER OF
                                                            PURCHASED           SHARES THAT
                              TOTAL                         AS PART OF           MAY YET BE
                            NUMBER OF       AVERAGE          PUBLICLY            PURCHASED
                              SHARES      PRICE PAID     ANNOUNCED PLANS      UNDER THE PLANS
         PERIOD             PURCHASED*     PER SHARE       OR PROGRAMS          OR PROGRAMS
-------------------------------------------------------------------------------------------------

April 2004
  4-1-04 to 4-30-04             None           N/A              N/A
-------------------------------------------------------------------------------------------------

May 2004
  5-1-04 to 5-31-04            2,000      $  32.00            2,000               55,000
-------------------------------------------------------------------------------------------------

June 2004
  6-1-04 to 6-30-04             None           N/A              N/A
-------------------------------------------------------------------------------------------------
Total
                               2,000      $  32.00            2,000               55,500
-------------------------------------------------------------------------------------------------

*The Company publicly announced a stock repurchase program on August 21, 2003. The Company is authorized to acquire up to 57,500 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program.


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


GENERAL

Eagle Bancorp's subsidiary, American Federal Savings Bank, operates as a community savings bank. It raises money by offering FDIC-insured deposit products and lending this money, primarily for the purpose of home financing. As of June 30, 2004, 47.75% of its total loans were residential mortgage loans with fixed rates and 4.99% were residential mortgage loans with adjustable rates. Total first lien mortgage loans at June 30, 2004, were $63.48 million or 68.26% of the total loan portfolio. Other loan products include home equity loans, consumer and commercial loans. These loans totaled $29.52 million or 31.74% of the total loan portfolio.

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

                                                                            FOR THE TWELVE MONTHS ENDED JUNE 30,
                                                  ----------------------------------------- ----------------------------------------
                                                                    2004                                     2003
                                                  ----------------------------------------- ----------------------------------------
                                                                                (DOLLARS IN THOUSANDS)
                                                     AVERAGE      INTEREST                    AVERAGE      INTEREST
                                                      DAILY          AND         YIELD/        DAILY          AND         YIELD/
                                                     BALANCE     DIVIDENDS        RATE        BALANCE      DIVIDENDS       RATE
                                                     -------     ---------      -------       --------    -----------     ------
  Interest-earning assets:
     FHLB stock                                        $  1,699     $   78        4.59%     $  1,626      $   100         6.15%
     Loans receivable, net                               94,698      6,266        6.62       104,704        7,694          7.35
     Investment securities                               90,174      2,881        3.19        64,674        2,478          3.83
     Interest-bearing deposits with banks                 5,279         49        0.93        10,060          134          1.33
                                                      ---------     ------      ------     ---------      -------        ------
Total interest-earning assets                           191,850      9,274        4.83       181,064       10,406          5.75
Noninterest-earning assets                               15,265                               14,478
                                                      ---------                            ---------
Total assets                                          $ 207,115                            $ 195,542
                                                      =========                            =========

Liabilities and Equity:
  Interest-bearing liabilities:
     Deposit accounts:
       Money market                                   $  31,385    $   333        1.06      $ 28,753      $   508          1.77
       Passbooks                                         25,811        201        0.78        23,767          350          1.47
       Checking                                          28,511         72        0.25        25,863          118          0.46
       Certificates of deposit                           76,763      2,025        2.64        74,094        2,657          3.59
     Advances from FHLB                                   9,072        563        6.21         9,290          581          6.25
                                                      ---------     ------      ------     ---------      -------        ------
Total interest-bearing liabilities                      171,542      3,194        1.86       161,767        4,214          2.60
Non-interest checking                                     9,412                                8,295
Other noninterest-bearing liabilities                     1,898                                2,410
                                                      ---------                            ---------
Total liabilities                                       182,852                              172,472

Total equity                                             24,263                               23,070
                                                      ---------                            ---------

Total liabilities and equity                          $ 207,115                            $ 195,542
                                                      =========                            =========
Net interest income/interest rate spread(1)                       $ 6,080        2.97%                  $  6,192          3.15%
                                                                  ========     =======                  =========        ======

Net interest margin(2)                                                           3.17%                                    3.42%
                                                                               =======                                   ======
Total interest-earning assets to
  int-bearing liabilities                                                      111.84%                                   111.93%
                                                                               =======                                   ======

--------------------
(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2) Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.

                             -----------------------

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


                                                                       FOR THE YEARS ENDED JUNE 30,
                                                                           INCREASE (DECREASE)
                                           -----------------------------------------------------------------------------------------
                                                          2004 VS 2003                                  2003 VS 2002
                                                            DUE TO                                         DUE TO
                                              VOLUME         RATE              NET          VOLUME          RATE            NET
                                           -----------    -------------    -----------    ----------   ---------------   -----------
                                                                                (IN THOUSANDS)
Interest earning assets:
  Loans receivable, net                        $   (700)     $  (728)       $  (1,428)      $  (772)       $  (521)      $  (1,293)
  Investment securities                             865         (462)             403         1,078           (504)            574
  Interest-bearing deposits with banks              (52)         (33)             (85)           37            (81)            (44)
  Other earning assets                                4          (26)             (22)            6             (5)              1
                                               --------      --------       ----------      --------       --------       ---------
TTotal interest earning assets                      117       (1,249)          (1,132)          349         (1,111)           (762)

Interest-bearing liabilities:
  Passbook, money market and
    checking accounts                                85         (455)            (370)          158           (482)           (324)
  Certificates of deposit                            93         (725)            (632)          302           (748)           (446)
  Borrowings                                        (14)          (4)             (18)          (65)             1             (64)
                                               --------      --------       ----------      --------       --------       ---------
Total interest-bearing liabilities                  164       (1,184)          (1,020)          395         (1,229)           (834)

Change in net interest income                  $   (47)      $   (65)       $    (112)      $   (46)       $   118        $     72
                                               ========      ========       ==========      ========       ========       ========

                                  -------------

INTEREST RATE RISK ANALYSIS

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


FINANCIAL CONDITION

INTRODUCTION Total assets were virtually unchanged at $203.01 million at June 30, 2004, compared to $203.06 million at June 30, 2003. Total liabilities decreased by $0.57 million, or 0.32%, to $178.99 million at June 30, 2004, from $179.56 million at June 30, 2003. The lack of growth in total assets was caused by the Company reducing its borrowings from the Federal Home Loan Bank of Seattle (FHLB) in the fourth quarter by approximately $2 million. The borrowings were paid off using short-term funds (interest-bearing deposits with banks). The reduction of higher interest rate debt will reduce interest expense on borrowings in future quarters and partially offset the decline in interest income which was experienced in the year ended June 30, 2004. Mortgage loan prepayments slowed from the previous year's levels. The loan portfolio shrunk slightly (approximately 1%). Deposit growth slowed from the previous year's pace also, as consumers are moving money back into mutual funds.

BALANCE SHEET DETAILS For the third straight year, the asset category with the most growth was the available-for-sale (AFS) investment portfolio, which increased $11.69 million, or 15.81%, to $88.55 million at June 30, 2004 from $76.86 million at June 30, 2003. Declines in two asset categories contributed to a shift that increased the AFS portfolio. Mortgage loans held-for-sale decreased significantly, to $1.44 million at June 30, 2004 from $6.91 million at June 30, 2003. As mortgage interest rates increased at the end of the fiscal year, refinancing activity slowed, leading to lower amounts of loans originated for sale. Balances in interest-bearing deposits with banks also decreased significantly, to $760,000 at June 30, 2004 compared to $7.26 million a year ago. The paydown of FHLB borrowings and the reinvestment of overnight funds into the AFS portfolio contributed to the decrease. The loan portfolio decreased $1.06 million, or 1.13%, to $92.46 million at June 30, 2004 from $93.52 million at June 30, 2003. Prepayments on mortgage loans decreased during the year, as mortgage interest rates rose from their historical lows. This allowed the residential mortgage component of the loan portfolio to increase $3.64 million from the previous year. Real estate construction loans increased $1.30 million, while commercial real estate loans declined $9.48 million, due to the sale of a large loan participation. The other loan categories combined for an increase of $3.41 million from the previous year-end, as loan originations in these categories increased from the previous year.

Total deposits increased $1.64 million. Non-interest checking increased $1.40 million, to $9.27 million at June 30, 2004 from $7.87 million at June 30, 2003. Interest-bearing deposits increased slightly, to $160.80 million at June 30, 2005 from $160.56 million at June 30, 2003, an increase of $245,000, or 0.15%.
Certificates of deposit decreased $2.26 million, while interest-earning checking accounts increased $2.25 million. Other deposit categories showed minor increases. This slowdown of deposit growth is consistent with other financial institutions across the country, as consumers have shifted funds back to Wall Street and mutual funds. This trend of slow deposit growth is expected to continue for fiscal year 2005. Advances from the Federal Home Loan Bank declined to $7.45 million at year-end 2004 from $9.24 million at year-end 2003, a decrease of $1.79 million. This decrease was the result of the pay down of FHLB advances mentioned previously.

Total shareholders' equity was $24.02 million at June 30, 2004, an increase of $0.52 million. This increase was primarily attributable to the net income for the year, offset by dividends paid and the decrease in accumulated other comprehensive income that resulted from unrealized losses on securities available-for-sale.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING JUNE 30, 2004 AND 2003

Net Income.
Eagle's net income was $2.08 million and $1.87 million for the years ended June 30, 2004 and 2003 respectively. This increase of $212,000, or 11.34%, was primarily due to an increase in noninterest income of $864,000 related to mortgage servicing rights, offset by an increase in noninterest expense of $208,000 and a decrease in net interest income of $112,000. Eagle's tax provision was $129,000 higher in 2004. Eagle also incurred an extraordinary loss of $203,000 (net of tax benefit of $127,000) in the fourth quarter. This was the result of prepayment penalties on FHLB borrowings, which were paid off prior to maturity. Basic earnings per share for the year ended June 30, 2004 were $1.76, compared to $1.59 for the year ended June 30, 2003. Diluted earnings per share were $1.74 and $1.57 for 2004 and 2003, respectively.

Net Interest Income.
Net interest income (before provision for loan losses) decreased to $6.08 million for the year ended June 30, 2004, from $6.19 million for the previous year. This decrease of $112,000, or 1.81%, was the result of a decrease in interest and dividend income of $1.13 million, partially offset by a decrease in interest expense of $1.02 million.

Interest and Dividend Income.
Total interest and dividend income was $9.27 million for the year ended June 30, 2004, compared to $10.41 million for the year ended June 30, 2003, a decrease of $1.13 million, or 10.85%. Interest and fees on loans decreased to $6.26 million for 2004 from $7.69 million for 2003. This decrease of $1.43 million, or 18.60%, was due to decreases in the average rate and average balances of loans receivable for the year ended June 30, 2004. The average interest rate earned on loans receivable decreased by 73 basis points, to 6.62% from 7.35%. Average balances for loans receivable, net, for the year ended June 30, 2004 were $94.70 million, compared to $104.70 million for the previous year. This represents a decrease of $10.00 million, or 9.55%. Interest and dividends on investment securities available-for-sale (AFS) increased to $2.79 million for the year ended June 30, 2004 from $2.31 million for the year ended June 30, 2003, an increase of $479,000, or 20.74%. This increase was the result of increased balances in the AFS portfolio during the year. Interest earned from deposits at other banks decreased to $49,000 for the year ended June 30, 2004 from $134,000 for the year ended June 30, 2003. Lower interest rates earned on these accounts and lower balances contributed to the decrease. Interest and dividends on investments held-to-maturity (HTM) decreased $75,000, to $91,000 in 2004 compared to $166,000 in 2003. Lower balances in the HTM category contributed to the decrease.

Interest Expense.
Total interest expense decreased to $3.19 million for the year ended June 30, 2004 from $4.21 million for the year ended June 30, 2003, a decrease of $1.02 million, or 24.23%. Interest on deposits decreased to $2.63 million for the year ended June 30, 2004 from $3.63 million for the year ended June 30, 2003. This decrease of $1.00 million, or 27.55%, was the result of a decrease on average rates paid despite an increase in average balances on deposit accounts. The average cost of deposits dropped 76 basis points, to 1.62% in 2004 from 2.38% in 2003. The continued low interest rate environment during the year contributed to the decrease in the cost of deposits, as the Company lowered rates on most deposit products during the year. Certificates of deposit and money market accounts showed the largest increase in average balances, as well as the largest declines in average rates paid. The average balance of certificates of deposit increased to

$76.76 million for the year ended June 30, 2004, compared to $74.09 million for the year ended June 30, 2003. The average rate paid on certificates of deposit declined to 2.64% in 2004 from 3.59% in 2003. Average balances on money market accounts increased to $31.38 million in 2004 from $28.75 million in 2003. The average rate paid on money market accounts declined to 1.06% from 1.77%. A decrease in the average balance of borrowings from the Federal Home Loan Bank resulted in a decrease in interest paid on borrowings to $562,000 for the year ended June 30, 2004 from $581,000 for the year ended June 30, 2003. The Company paid off higher rate borrowings in the fourth quarter; some were replaced with lower cost borrowings while others were paid off entirely by using excess short-term liquidity (interest-bearing deposits with banks). As a result, management expects interest expense on borrowings will decrease further.

Provision for Loan Losses.
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by American Federal Savings Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either year ended June 30, 2004 or June 30,2003. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be low. Total classified assets decreased to $924,000 at June 30, 2004 from $1.57 million at June 30, 2003. Total non-performing loans as a percentage of the total loan portfolio is 0.67%. As of June 30, 2004, American Federal Savings Bank had no real estate owned.

Noninterest Income.
Total noninterest income increased to $3.43 million for the year ended June 30, 2004, from $2.57 million for the year ended June 30, 2003, an increase of $864,000 or 33.62%. This increase was attributable primarily to the reduction in the valuation allowance for mortgage servicing rights of $696,000. In June of 2003, at the low point in the recent interest rate cycle, the Bank made an addition to the valuation allowance of $735,000. As interest rates have risen and prepayments on mortgages have declined, the Bank was able to recapture a significant amount of the allowance during the current year, which is reflected in mortgage loan servicing fees on the income statement. This contributed to an increase of $1.54 million in mortgage loan servicing fees from 2003 to 2004. Less volatility is expected in mortgage servicing fees in 2005, as the valuation allowance currently has a balance of $60,000. Another drop in mortgage interest rates, however, could lead to further additions to the valuation allowance and lower mortgage loan servicing income. A decline in mortgage loan originations caused a decline in net gain on sale of loans, to $1.14 million in 2004 from $1.82 million in 2003. If interest rates rise over the next twelve months as expected, mortgage loan originations will likely decline. Demand deposit service charges increased $126,000 to $627,000, as higher fees were in effect for most of the year. Net gain on securities sales declined $92,000 to $72,000.

Noninterest Expense.
Noninterest expense increased by $208,000 or 3.47% to $6.20 million for the year ended June 30, 2004 from $5.99 million for the year ended June 30, 2003. This increase was primarily due to an increase in salaries and employee benefits to $3.15 million for the year ended June 30, 2004 from $2.92 million for the year ended June 30, 2003, an increase of $232,000. The increase was due to normal merit raises and a reduction in the amount of salaries capitalized for SFAS 91 (as loan originations decline, the amount of capitalized salary expense declines, thereby increasing salary expense). Other increases in noninterest expenses were "other" noninterest expense of $88,000 and furniture and equipment depreciation of $48,000. Other noninterest expense increased due primarily to increased loan expenses related to amortization of previously capitalized costs per SFAS 91. Depreciation expense was higher due to the addition of computer hardware and software. Amortization of mortgage servicing fees declined to $629,000 in 2004 from $745,000 in 2003. This was due to slower prepayment activity in our residential mortgage loan portfolio. Other expense categories showed minor changes from the previous year.

Income Tax Expense.
Eagle's income tax expense was $1.03 million for the year ended June 30, 2004, compared to $905,000 for the year ended June 30, 2003. The effective tax rate for the year ended June 30, 2004 was 31.17% as opposed to 32.65% for the year ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The company's subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision
(OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio average was 17.21% and 30.82% for the months ended June 30, 2004 and 2003, respectively. The Bank's liquidity decreased due to a decrease in interest-bearing deposits with banks for the year ended June 30, 2004.

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

Net cash provided by the Company's operating activities, which is primarily comprised of cash transactions affecting net income was $9.26 million for the year ended June 30, 2004 and $(1.49) million for the year ended June 30, 2003. The change was primarily a result of a decrease in the amount of loans held for sale.

Net cash used in the Company's investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $14.57 million for the year ended June 30, 2004, and $15.27 million for the year ended June 30, 2003. The cash used was primarily due to purchases of investment securities available-for-sale of $56.24 million. This was partially offset by proceeds from maturities and principal repayments of investment securities of $30.28 million and the proceeds from sales of investment securities of $10.72 million.

Net cash provided by the Company's financing activities, which is primarily cash transactions from net increases in deposits and net Federal Home Loan Bank advances, totaled $(0.57) million for the year ended June 30, 2004, and $16.37 million for the year ended June 30, 2003. This decrease in cash provided was the result of the payoff of FHLB advances and the slowdown in deposit growth.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on our commitments to make loans and management's assessment of our ability to generate funds.

At March 31, 2004 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. The market value of the Bank's capital position has improved slightly from the previous quarter and year. The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

As of June 30, 2004, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2004, the Bank's tangible, core, and risk-based capital ratios amounted to 11.4%, 11.4%, and 18.9%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

The Company's charter provides that authorized shares of common stock are 9,000,000 and preferred shares are 1,000,000. The Company incorrectly stated these amounts as 10,000,000 and 1,000,000, respectively, in earlier reports.


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

None.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A.  CONTROLS AND PROCEDURES

Based on their evaluation, the registrant's Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the registrant's disclosure controls and procedures are effective as of June 30, 2004 to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no changes in the registrant's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                    PART III


The information required by Items 9, 10, 11, 12 and 14 of this part is presented in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 21, 2004, which is hereby incorporated by reference into this annual report.


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

         A. (1) The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp and subsidiary as of June 30, 2004, and June 30, 2003, and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity, and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor's reports.

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
                  11       Computation of per share earnings (incorporated by
                           reference to Note 3 to Notes To Consolidated
                           Statements of Financial Condition dated June 30,
                           2004)
                  14       Code of Ethics
                  21.1     Subsidiaries of Registrant (incorporated by reference
                           to Part I, Subsidiary Activity)
                  23.1     Consent of Anderson ZurMuehlen & Co., P.C.
                  31.1     Certification by Larry A. Dreyer, Chief Executive
                           Officer, pursuant to Rule 13a-14(a) under the
                           Securities Exchange Act of 1934, as adopted pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002.
                  31.2     Certification by Peter J. Johnson, Chief Financial
                           Officer, pursuant to Rule 13a-14(a) under the
                           Securities Exchange Act of 1934, as adopted pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32.1     Certification by Larry A. Dreyer, Chief Executive
                           Officer and Peter J. Johnson, Chief Financial
                           Officer, pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.
                  99       Consolidated Statements of Financial Condition


         C. Reports on Form 8-K.

                  On April 15, 2004, the registrant filed a Current Report on Form 8-K to furnish a press release announcing its earning for the third quarter of the 2004 fiscal year.
             ------------------

             * Incorporated by reference to the identically numbered exhibit of the Registration Statement on Form SB-2 (File No. 333-93077) filed with the SEC on December 20, 1999.
             ** Incorporated by reference to the proxy statement for 2000 Annual Meeting filed with the SEC on September 19, 2000.

                               -------------------

           Exhibit 99 - Consolidated Statements of Financial Condition

                              [EAGLE BANCORP LOGO]

                                 AND SUBSIDIARY

                                FINANCIAL REPORT

                                  JUNE 30, 2004

                                 C O N T E N T S
                                 ---------------


                                                                               PAGE
                                                                               ----
INDEPENDENT AUDITORS' REPORT
  ON THE FINANCIAL STATEMENTS...................................................F-l


FINANCIAL STATEMENTS

  Consolidated Statements of Financial Condition........................F-2 and F-3

  Consolidated Statements of Income.....................................F-4 and F-5

  Consolidated Statements of Changes in Stockholders' Equity....................F-6

  Consolidated Statements of Cash Flows.................................F-7 and F-8

  Notes to Financial Statements.........................................F-9 to F-35


                            [AZ & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Eagle Bancorp
Helena, Montana  59601


We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp and subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp and subsidiary as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ Anderson ZurMuehlen & Co., P.C.
------------------------------------

Helena, Montana
July 20, 2004

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 2004 and 2003


ASSETS                                                                            2004                 2003
------                                                                            ----                 ----
Cash and due from banks                                                       $  3,587,145        $  2,966,202
Interest-bearing deposits with banks                                               759,621           7,263,841
                                                                              ------------        ------------
  Total cash and cash equivalents                                                4,346,766          10,230,043
                                                                              ------------        ------------

Investment securities available-for-sale, at fair value                         88,547,458          76,855,280
Investment securities held-to-maturity, at amortized cost                        1,565,692           2,280,736
Federal Home Loan Bank stock restricted, at cost                                 1,672,200           1,686,300
Mortgage loans held-for-sale                                                     1,436,747           6,908,373
Loans receivable, net of deferred loan fees and allowance
  for loan losses                                                               92,456,589          93,521,165
Accrued interest and dividends receivable                                        1,079,815             913,101
Mortgage servicing rights, net                                                   2,003,258           1,291,614
Property and equipment, net                                                      6,557,883           6,392,625
Cash surrender value of life insurance                                           2,476,842           2,347,232
Real estate acquired in settlement of loans, net of
  allowance for losses
                                                                                         -              70,010
Other assets                                                                       870,001             561,924
                                                                              ------------        ------------

  Total assets                                                                $203,013,251        $203,058,403
                                                                              ============        ============


The Notes to Consolidated Financial Statements are an integral part of these statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                                    2004              2003
------------------------------------                                                    ----              ----
LIABILITIES
  Deposit accounts:
    Noninterest-bearing                                                            $   9,267,458     $   7,868,012
    Interest-bearing                                                                 160,801,422       160,556,053
  Advances from Federal Home Loan Bank of Seattle                                      7,450,000         9,243,889
  Accrued expenses and other liabilities                                               1,469,832         1,893,668
                                                                                   -------------     -------------
      Total liabilities                                                              178,988,712       179,561,622
                                                                                   -------------     -------------

STOCKHOLDERS' EQUITY
  Preferred stock (no par value, 1,000,000 shares
    authorized; none issued or outstanding)                                                    -                 -
  Common stock (par value $0.01 per share; 9,000,000 shares authorized;
    1,223,572 shares issued; 1,212,372 and 1,209,772 shares outstanding at June
    30, 2004 and 2003, respectively)
                                                                                          12,236            12,236
  Additional paid-in capital                                                           4,072,947         3,954,432
  Unallocated common stock held by employee stock
    ownership plan (ESOP)                                                               (202,448)         (239,248)
  Treasury stock, at cost (11,200 and 13,800
    shares at June 30, 2004 and 2003, respectively)                                     (198,665)         (188,715)
  Retained earnings                                                                   21,250,088        19,532,409
  Accumulated other comprehensive income                                                (909,619)          425,667
                                                                                   -------------     -------------
      Total equity                                                                    24,024,539        23,496,781
                                                                                   -------------     -------------

      Total liabilities and stockholders' equity                                   $ 203,013,251     $ 203,058,403
                                                                                   =============     =============


                          EAGLE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended June 30, 2004 and 2003

                                                            2004            2003
                                                            ----            ----
Interest and dividend income:
  Interest and fees on loans                           $  6,266,332    $  7,694,258
  Interest on deposits with banks                            49,054         134,035
  Federal Home Loan Bank of Seattle stock dividends          77,600         100,423
  Interest and dividends on investment securities
    available-for-sale                                    2,789,898       2,311,120
  Interest and dividends on investment securities
    held-to-maturity                                         90,839         166,350
                                                       ------------    ------------
      Total interest and dividend income                  9,273,723      10,406,186
                                                       ------------    ------------

Interest expense:
  Deposits                                                2,631,139       3,632,607
  Federal Home Loan Bank of Seattle advances                562,466         581,052
                                                       ------------    ------------
      Total interest expense                              3,193,605       4,213,659
                                                       ------------    ------------

Net interest income                                       6,080,118       6,192,527

Loan loss provision                                               -               -
                                                       ------------    ------------
      Net interest income after loan loss provision       6,080,118       6,192,527
                                                       ------------    ------------

Non-interest income:
  Demand deposit service charges                            627,404         501,872
  Net gain on sale of loans                               1,135,693       1,824,729
  Mortgage loan servicing fees, net                       1,240,722        (299,587)
  Net gain on sale of available-for-sale securities          72,415         164,677
  Other                                                     357,545         377,833
                                                       ------------    ------------
      Total non-interest income                           3,433,779       2,569,524
                                                       ------------    ------------


The Notes to Consolidated Financial Statements are an integral part of these statements.


                                                              2004           2003
                                                              ----           ----
Non-interest expenses:
  Salaries and employee benefits                           3,155,219       2,923,077
  Occupancy                                                  490,299         496,681
  Furniture and equipment depreciation                       256,060         207,947
  Data processing                                            231,969         245,775
  Advertising                                                161,447         148,908
  Amortization of mortgage servicing rights                  628,526         745,345
  Federal insurance premiums                                  25,935          25,596
  Postage                                                    120,219         121,307
  Legal, accounting, and examination fees                    158,828         147,163
  Consulting fees                                             20,585          73,514
  ATM processing                                              51,007          45,173
  Other                                                      898,986         811,094
                                                         -----------     -----------
      Total non-interest expense                           6,199,080       5,991,580
                                                         -----------     -----------

Income before provision for income taxes                   3,314,817       2,770,471

Provision for income taxes                                 1,033,070         904,605
                                                         -----------     -----------

Income before extraordinary item                           2,281,747       1,865,866
                                                         -----------     -----------

Extraordinary item-extinguishment of debt (net of tax
    benefit of $127,000)                                    (203,378)              -
                                                         -----------     -----------

Net income                                               $ 2,078,369     $ 1,865,866
                                                         ===========     ===========

Basic earnings per common share                          $      1.76     $      1.59
                                                         ===========     ===========

Diluted earnings per common share                        $      1.74     $      1.57
                                                         ===========     ===========


                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years Ended June 30, 2004 and 2003


                                                                       ADDITIONAL  UNALLOCATED
                                                 PREFERRED  COMMON      PAID-IN       ESOP       TREASURY    RETAINED
                                                   STOCK     STOCK      CAPITAL      SHARES       STOCK      EARNINGS
                                                   -----     -----      -------      ------       -----      --------
Balance, July 1, 2002                              $  -    $12,236     $3,885,903  $ (276,048)  $(180,950)   $17,957,601

  Net income                                          -          -             -            -           -      1,865,866
  Other comprehensive income                          -          -             -            -           -              -


    Total comprehensive income

  Dividends paid ($.52 per share)                                                                               (291,058)

  Restricted stock plan shares allocated (4,600
    shares)                                           -          -        (1,150)           -      54,050              -

  Treasury stock purchased (1,700 shares at
    $19.50/shr; 1,300 shares at $22.05/shr)           -          -             -            -     (61,815)             -

  ESOP shares allocated or committed to be
    released for allocation (4,600 shares)            -          -        69,679       36,800           -              -
                                                   ----    -------    ----------   ----------   ---------    -----------

Balance, June 30, 2003                                -     12,236     3,954,432     (239,248)   (188,715)    19,532,409

  Net income                                          -          -             -            -           -      2,078,369
  Other comprehensive income                          -          -             -            -           -              -


    Total comprehensive income

  Dividends paid ($.64 per share)                                                                               (360,690)

  Restricted stock plan shares allocated (4,600
    shares)                                           -          -        (1,150)           -      54,050              -

  Treasury stock purchased (2,000 shares at
    $32.00/shr)                                       -          -             -            -     (64,000)             -

  ESOP shares allocated or committed to be
    released for allocation (4,600 shares)            -          -       119,665       36,800           -              -
                                                   ----    -------    ----------   ----------   ---------    -----------

Balance, June 30, 2004                             $  -    $12,236    $4,072,947   $ (202,448)  $(198,665)   $21,250,088
                                                   ====    =======    ==========   ==========   =========    ===========

                                                          ACCUMULATED
                                                             OTHER
                                                         COMPREHENSIVE
                                                           INCOME              TOTAL
                                                         -------------         -----
Balance, July 1, 2002                                  $     304,135        $ 21,702,877

  Net income                                                       -           1,865,866
  Other comprehensive income                                 121,532             121,532
                                                                            ------------

    Total comprehensive income                                                 1,987,398
                                                                            ------------
  Dividends paid ($.52 per share)                                               (291,058)

  Restricted stock plan shares allocated (4,600
    shares)                                                        -              52,900

  Treasury stock purchased (1,700 shares at
    $19.50/shr; 1,300 shares at $22.05/shr)                        -             (61,815)

  ESOP shares allocated or committed to be
    released for allocation (4,600 shares)                         -             106,479
                                                        ------------        ------------

Balance, June 30, 2003                                       425,667          23,496,781

  Net income                                                       -           2,078,369
  Other comprehensive income                              (1,335,286)         (1,335,286)
                                                                            ------------

    Total comprehensive income                                                   743,083
                                                                            ------------
  Dividends paid ($.64 per share)                                               (360,690)

  Restricted stock plan shares allocated (4,600
    shares)                                                        -              52,900

  Treasury stock purchased (2,000 shares at
    $32.00/shr)                                                    -             (64,000)

  ESOP shares allocated or committed to be
    released for allocation (4,600 shares)                         -             156,465
                                                        ------------        ------------

Balance, June 30, 2004                                  $   (909,619)       $ 24,024,539
                                                        ============        ============




The Notes to Consolidated Financial Statements are an integral part of these statements.

                          EAGLE BANCORP AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2004 and 2003


                                                                     2004            2003
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 2,078,369     $ 1,865,866
  Adjustments to reconcile net income to net cash from
    operating activities:
      Provision for loan losses                                             -               -
      Provision for mortgage servicing rights valuation losses        (696,372)       735,205
      Depreciation                                                     460,658        400,470
      Net amortization of marketable securities premiums
        and discounts                                               1,596,014         895,364
      Amortization of capitalized mortgage servicing rights           628,526         745,345

      Gain on sale of real estate owned
                                                                         (596)              -
      Loss on sale of property and equipment
                                                                            -           6,465
      Gain on sale of loans                                        (1,135,693)     (1,824,729)
      Net realized (gain) loss on sale of available-for-sale
        securities                                                    (72,415)       (164,677)
      Dividends reinvested                                           (113,395)       (220,740)
      Increase in cash surrender value of life insurance             (129,610)       (102,779)
      Restricted stock awards
                                                                       52,900          52,900
  Change in assets and liabilities:
    (Increase) decrease in assets:
        Accrued interest and dividends receivable                    (166,714)         85,277
        Loans held-for-sale                                         6,527,370      (3,651,401)
        Other assets                                                   54,355        (316,507)

     Increase (decrease) in liabilities:
        Accrued expenses and other liabilities                        180,399           1,625
                                                                  -----------     -----------
        Net cash provided by (used in) operating activities         9,263,796      (1,492,316)
                                                                  -----------     -----------


The Notes to Consolidated Financial Statements are an integral part of these statements.


                                                                   2004             2003
                                                                   ----             ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities available-for-sale                    (56,235,792)     (55,114,594)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                          709,960        1,584,144
    Investment securities available-for-sale                     30,276,009       23,427,856
  Proceeds from sales of investment securities
    available-for-sale                                           10,719,453        4,495,494
  Net decrease in loans receivable, excludes transfers to
    real estate acquired in settlement of loans                     420,775       10,848,193
 FHLB Stock redeemed                                                 91,600                -
  Proceeds from sale of real estate acquired in the
    settlement of loans                                              70,606                -
  Purchase of property and equipment                               (625,917)        (508,176)
                                                               ------------     ------------

        Net cash used in investing activities                   (14,573,306)     (15,267,083)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts                   1,644,812       16,819,326
  Net increase (decrease) in overnight FHLB advances              1,450,000                -
  Net increase (decrease) in FHLB advances                       (3,243,889)        (100,000)
  Payments to acquire treasury stock
                                                                    (64,000)         (61,815)
  Dividends paid                                                   (360,690)        (291,058)
                                                               ------------     ------------
        Net cash provided by (used in) financing activities        (573,767)      16,366,453
                                                               ------------     ------------

Net decrease in cash and cash equivalents                        (5,883,277)        (392,946)

CASH AND CASH EQUIVALENTS, beginning of year                     10,230,043       10,622,989
                                                               ------------     ------------

CASH AND CASH EQUIVALENTS, end of year                         $  4,346,766     $ 10,230,043
                                                               ============     ============


                          EAGLE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

NOTE 1. REPORTING ENTITY

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Trading - No investment securities were designated as trading at June 30, 2004 and 2003.

FEDERAL HOME LOAN BANK STOCK:
The Company's investment in Federal Home Loan Bank (FHLB) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of the FHLB. The FHLB redeemed 916 shares ($91,600) during the year ended June 30, 2004 and none during the year ended June 30, 2003.

MORTGAGE LOANS HELD-FOR-SALE:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value, determined in aggregate, plus the fair value of associated derivative financial instruments. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE:
Loans receivable that management has the intent and ability to hold until maturity are reported at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or unaccreted discounts on purchased loans. Loan origination fees, net of certain direct origination costs are deferred and amortized over the contractual life of the loan, as an adjustment of the yield, using the interest method.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with the foreclosures or in satisfaction of loans. In connection with the determination of the estimated losses on loans, foreclosed assets held-for-sale, and mortgage servicing rights management obtains independent appraisals for significant properties.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

MORTGAGE SERVICING RIGHTS:
The Company allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained through market survey data. Impairment of mortgage servicing rights is measured quarterly based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. The Company accounts for its recorded value on a loan-by-loan basis and possible impairment of mortgage servicing rights on a portfolio basis. Impairment is recorded through a valuation allowance and a charge to mortgage loan servicing fees.

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING COSTS:
The Company expenses advertising costs as they are incurred. Advertising costs were approximately $161,000 and $149,000 for the years ended June 30, 2004 and 2003, respectively.

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

FINANCIAL INSTRUMENTS:
All derivative financial instruments that qualify for hedge accounting are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments used as cash flow hedges are recognized as a component of comprehensive income. At June 30, 2004 and 2003, the Company was holding forward delivery commitments that qualify as derivative financial instruments.

The carrying value of the Company's financial instruments approximates fair value. The fair value of the Company's financial instruments is generally determined by a third party's valuation of the underlying asset.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:


                                                                                 2004                  2003
                                                                                 ----                  ----
         Weighted average shares outstanding during
           the year on which basic earnings per share
           is calculated                                                         1,183,848             1,175,411
         Add: weighted average of stock incentive
           shares held in treasury                                                  11,938                15,775
                                                                         -----------------     -----------------
         Average outstanding shares on which
           diluted earnings per share is calculated                              1,195,786             1,191,186
                                                                         =================     =================

         Net income applicable to common stockholders                    $       2,078,369     $       1,865,866
                                                                         =================     =================

         Basic earnings per share                                        $            1.76     $            1.59
                                                                         =================     =================

         Diluted earnings per share                                      $            1.74     $            1.57
                                                                         =================     =================



NOTE 4. REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2004 and 2003, that the Bank meets all capital adequacy requirements to which it is subject.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 4. REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The most recent notification from the Office of Thrift Supervision (OTS) (as of July 19, 2004) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.

The Bank's actual capital amounts (in thousands) and ratios are presented in the table below.


                                                                                            TO BE CONSIDERED
                                                                                            WELL CAPITALIZED
                                                                                              UNDER PROMPT
                                                                   FOR CAPITAL                 CORRECTIVE
                                           ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                               ------------------------     ------------------------    ------------------------
                                    AMOUNT        RATIO        AMOUNT          RATIO        AMOUNT         RATIO
                                    ------        -----        ------          -----        ------         -----
         AS OF JUNE 30, 2004:
           Tangible            $    23,199       11.43%     $     3,045        1.5%             N/A     N/A
           Leverage            $    23,199       11.43%     $     6,089        3.0%     $    10,149        5.0 %
           Tier 1 risk-based   $    23,199       18.37%     $     5,050        4.0%     $     7,575        6.0%
           Total risk-based    $    23,803       18.85%     $    10,100        8.0%     $    12,626       10.0%

         AS OF JUNE 30, 2003:
           Tangible            $    21,737       10.80%     $     3,020        1.5%             N/A        N/A
           Leverage            $    21,737       10.80%     $     6,039        3.0%     $    10,065        5.0%
           Tier 1 risk-based   $    21,737       18.53%     $     4,692        4.0%     $     7,038        6.0%
           Total risk-based    $    22,397       19.09%     $     9,384        8.0%     $    11,730       10.0%


A reconciliation of the Bank's capital (in thousands) determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:
                                                              June 30,
                                                       -----------------------
                                                         2004         2003
                                                       ---------    ----------
     Capital determined by generally
       accepted accounting principles                  $  22,419    $   22,027
     Unrealized (gain) loss on securities
       available-for-sale                                    922          (340)
     Unrealized (gain) loss on equity securities            (130)          111
     Unrealized gain on forward delivery
       commitments                                           (12)          (61)
                                                       ----------   ----------
     Tier I (core) capital                                23,199        21,737
     Unallocated allowance for loan losses                   604           660
                                                       ---------    ----------
         Total risk based capital                      $  23,803    $   22,397
                                                       =========    ==========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 4. REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

DIVIDEND LIMITATIONS
Under OTS regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years. Dividends in excess of such amount requires OTS approval. The Bank has paid dividends totaling $360,690 and $291,058 to the Company during the years ended June 30, 2004, and 2003, respectively. The Company had paid four quarterly dividends of $0.16 per share to its shareholders for the year ended June 30, 2004, and four quarterly dividends of $0.13 per share to its shareholders for the year ended June 30, 2003.

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

As of June 30, 2004 and 2003, the Company was required to have aggregate cash deposits with the Federal Reserve Bank of approximately $425,000 and $370,000, respectively.



NOTE 6. INVESTMENT SECURITIES

The Company's investment policy requires that the Company purchase only high-grade investment securities. Municipal obligations are categorized as "AAA" or better by a nationally recognized statistical rating organization. These ratings are achieved because the securities are backed by the full faith and credit of the municipality and also supported by third-party credit insurance policies. Mortgage backed securities and collateralized mortgage obligations are issued by government sponsored corporations, including Federal Home Loan Mortgage Corporation, Fannie Mae, and the Guaranteed National Mortgage Association. The amortized cost and estimated fair values of securities, together with unrealized gains and losses, are as follows:

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 6. INVESTMENT SECURITIES (CONTINUED)


                                                           GROSS                 GROSS
                                     AMORTIZED          UNREALIZED            UNREALIZED              FAIR
                                       COST                GAINS               (LOSSES)               VALUE
                               ------------------  ------------------    ------------------    ------------------
     JUNE 30, 2004:
     AVAILABLE-FOR-SALE:
       U.S. government and

         agency obligations    $       11,071,378  $                -    $         (159,926)   $       10,911,452
       Municipal obligations            9,267,086                   -              (194,580)            9,072,506
       Corporate obligations           17,934,087                   -              (338,757)           17,595,330
       Mortgage-backed
         securities                    16,755,411                   -              (174,212)           16,581,199
       Mutual funds                        99,693                 477                     -               100,170
       Collateralized
         mortgage obligations          32,821,048                   -              (405,785)           32,415,263
       Common stock                       128,908                   -                (1,872)              127,036
       Corporate preferred
         stock                          1,950,000                   -              (205,498)            1,744,502
                               ------------------  ------------------    -------------------   ------------------
           Total               $       90,026,711  $              477    $       (1,480,630)   $       88,547,458
                               ==================  ==================    ===================   ==================

     HELD-TO-MATURITY:
       Municipal obligations   $          930,422  $           35,999    $                -    $          966,421
       Mortgage-backed
         securities                       635,270              28,849                     -               664,119
                               ------------------  ------------------    ------------------    ------------------
           Total               $        1,565,692  $           64,848    $                -    $        1,630,540
                               ==================  ==================    ==================    ==================

     JUNE 30, 2003:
     AVAILABLE-FOR-SALE:
       U.S. government and
         agency obligations    $        5,039,764  $          111,500    $                -    $        5,151,264
       Municipal obligations            6,851,051             235,534                     -             7,086,585
       Corporate obligations            6,180,404             217,512                     -             6,397,916
       Mortgage-backed
         securities                    28,032,532             190,352                     -            28,222,884
       Mutual funds                     4,696,019                   -                   (26)            4,695,993
       Collateralized
         mortgage obligations          23,461,474                   -                (7,351)           23,454,123
       Common stock                        58,645               2,710                     -                61,355
       Corporate preferred
         stock                          1,950,000                    -             (164,840)            1,785,160
                               ------------------  ------------------    ------------------    ------------------
           Total               $       76,269,889  $          757,608    $         (172,217)   $       76,855,280
                               ==================  ==================    ==================    ==================

     HELD-TO-MATURITY:
       Municipal obligations   $        1,031,729  $           75,173    $                -    $        1,106,902
       Mortgage-backed
         securities                     1,249,007              49,206                     -             1,298,213
                               ------------------  ------------------    ------------------    ------------------
           Total               $        2,280,736  $          124,379    $                -    $        2,405,115
                               ==================  ==================    ==================    ==================


                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 6. INVESTMENT SECURITIES (CONTINUED)

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $115,271 and $164,677 for the years ended June 30, 2004 and 2003, respectively. Gross recognized losses on securities available-for-sale were $42,856 and $0 for the years ended June 30, 2004 and 2003, respectively.

The amortized cost and estimated fair value of securities at June 30, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                        June 30, 2004
                               ---------------------------------------------------------------------------------
                                              HELD-T0-MATURITY                         AVAILABLE-FOR-SALE
                                                 SECURITIES                                SECURITIES
                               ------------------------------------------------------------------------------------
                                      AMORTIZED             FAIR                AMORTIZED               FAIR
                                        COST                VALUE                 COST                  VALUE
                                        ----                -----                 ----                  -----
     Due in one year           $          100,000  $          100,059    $          200,112    $         207,508
     Due after one year
       through five years                 565,975             589,289            26,108,567           25,609,711
     Due after five years
       through ten years                  125,000             134,809               981,535              955,931
     Due after ten years                  139,447             142,264            10,982,492           10,806,138
                               ------------------  ------------------    ------------------    -----------------
                                          930,422             966,421            38,272,706           37,579,288

     Preferred stock                                                              1,950,000            1,744,502
     Common stock                                                                   128,908              127,036
     Mortgaged-backed
       securities                         635,270             664,119            16,755,256           16,581,199
     Mutual funds                                                                    99,693              100,170
     Collateralized
       mortgage
       obligations                                                               32,821,048           32,415,263
                               ------------------  ------------------    ------------------    -----------------

         Total                 $        1,565,692  $        1,630,540    $       90,027,611    $      88,547,458
                               ==================  ==================    ==================    =================


Maturities of securities do not reflect repricing opportunities present in adjustable rate securities, nor do they reflect expected shorter maturities based on early prepayment of principal.

A federal agency obligation bond with amortized cost of approximately $500,000 has been pledged to the Federal Reserve Bank to serve as collateral for the Company's treasury, tax, and loan account at June 30, 2004 and 2003. All other securities are held at the Federal Home Loan Bank for safekeeping.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003


NOTE 6. INVESTMENT SECURITIES (CONTINUED)

Two municipal bonds with amortized cost of $304,000 have been pledged to serve as security for deposits over $100,000 held by the Company at June 30, 2004 and 2003. Thirty-nine mortgage-backed securities with amortized cost of approximately $8,815,000 have been pledged to the Federal Home Loan Bank of Seattle to serve as collateral for the Company's borrowings.

Investments with an unrealized loss position at June 30, 2004:

                                 Less than 12 months            12 months or more              Total
                             --------------------------   --------------------------  --------------------------
                                            Unrealized                   Unrealized                  Unrealized
                               Fair Value        Loss       Fair Value        Loss      Fair Value        Loss
                             ------------   -----------   -------------  -----------  -------------  -----------
Description of securities:
  U.S. Government and
    agency obligations       $   8,097,660  $   159,926   $     785,647  $     2,786  $   8,883,307  $   162,712
Corporate obligations           17,387,768      346,152             -             -      17,387,768      346,152
Municipal obligations            3,271,795      134,573       1,179,959      137,852      4,451,754      272,425
Mortgage-backed
  securities and
  collateralized
  mortgage                      22,215,641      424,361      10,554,956      277,321     32,770,597      701,682
Common stock                        58,300        2,746              -             -         58,300        2,746
Corporate preferred
  stock                            193,422        6,578       1,397,180      202,820      1,590,602      209,398
                             -------------  -----------   -------------  -----------  -------------  -----------
                             $  51,224,586  $ 1,074,336   $  13,917,742  $   620,779  $  65,142,328  $ 1,695,115
                             =============  ===========   =============  ===========  =============  ===========

The table above shows our investment's gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2004. 129 securities are in an unrealized loss position as of June 30, 2004. Management has evaluated these securities and believes the loss position to be temporary as a result of the current interest rate environment and not from any particular credit quality of any of the specific securities.


NOTE 7. LOANS RECEIVABLE

Loans receivable consist of the following:


                                                                June 30,
                                                      -----------------------------
                                                        2004            2003
                                                     -------------    -------------
        First mortgage loans:
          Residential mortgage (1 - 4 family)        $  49,044,832    $  45,404,699
          Commercial real estate                         9,336,336       18,819,234
          Real estate construction                       5,101,591        3,802,257
        Other loans:
          Home Equity                                   14,874,279       13,791,769
          Consumer                                       9,801,698        9,278,219
          Commercial                                     4,840,045        3,033,786
                                                     -------------    -------------
            Total                                       92,998,781       94,129,964
        Less:  Allowance for loan losses                  (627,733)        (672,841)
                   Deferred loan fees, net                  85,541           64,042
                                                     -------------    -------------
            Total                                    $  92,456,589    $  93,521,165
                                                     =============    =============


                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003


NOTE 7. LOANS RECEIVABLE (CONTINUED)

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $497,000 and $610,000 at June 30, 2004 and 2003, respectively. Interest income not accrued on these loans and cash interest income were immaterial for the years ended June 30, 2004 and 2003. The allowance for loan losses on nonaccrual loans as of June 30, 2004 and 2003 was $11,604 and $4,715, respectively. The Company expects to collect all amounts due on nonaccrual loans, including interest accrued at contractual rates, accordingly there are no loans considered impaired at June 30, 2004 and 2003. As of June 30, 2004 and 2003, the Company had $125,000 and $198,000, respectively, of loans past due greater than ninety days that were still accruing interest.

The following is a summary of changes in the allowance for loan losses:


                                                                              Years Ended June 30,
                                                                              2004            2003
                                                                         -------------    -------------
                Balance, beginning of period                             $     672,841    $     702,705
                  Reclassification to repossessed property
                    reserve                                                     (8,671)              -
                  Transfer from interest reserve                                    -                -
                  Provision charged to operations                                   -                -
                  Charge-offs                                                  (45,431)         (37,118)
                  Recoveries                                                     8,994            7,254
                                                                         -------------    -------------

                Balance, end of period                                   $     627,733    $     672,841
                                                                         =============    =============

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers of the Company at June 30, 2004 and 2003, were $126,102 and $172,021, respectively. Interest income from these loans was $6,148 and $7,634 for the years ended June 30, 2004 and 2003, respectively.

At June 30, 2003, the Bank had pledged its residential mortgage (1-4 family) loans as collateral for the advances from the Federal Home Loan Bank of Seattle. As of June 30, 2004, the Bank has pledged mortgage-backed securities as collateral and no longer uses its residential mortgages as collateral.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 8. MORTGAGE SERVICING RIGHTS

The Company is servicing loans for the benefit of others totaling approximately $215,529,000 and $193,385,000 at June 30, 2004 and 2003, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1,789,000 and $1,980,000 at June 30, 2004 and 2003, respectively.

The following is a summary of activity in mortgage servicing rights and the valuation allowance:


                                                                             Years Ended June 30,
                                                                          2004                 2003
                                                                   -----------------    ------------------
         Mortgage Servicing Rights
           Balance, beginning of period                           $        2,048,334    $        1,609,833
           Mortgage servicing rights capitalized                             643,798             1,183,848
           Amortization of mortgage servicing
             rights                                                         (628,526)             (745,345)
                                                                  -------------------   ------------------
                                                                           2,063,606             2,048,334
                                                                  ------------------    ------------------
         Valuation Allowance
           Balance, beginning of period                                      756,720                21,515
           Provision charged to operations                                  (696,372)              735,205
                                                                  -------------------   ------------------
           Balance, end of period                                             60,348               756,720
                                                                  ------------------    ------------------

              Net Mortgage Servicing Rights                       $        2,003,258    $        1,291,614
                                                                  ==================    ==================


NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment and related depreciation are summarized by major classification as follows:


                                                                             June 30,
                                                              ----------------------------------------
                                                                      2004                 2003
                                                              ------------------    ------------------
     Land, buildings, and improvements                        $        7,838,999    $        7,796,815
     Furniture and equipment                                           3,848,892             3,349,377
                                                              ------------------    ------------------
         Total                                                        11,687,891            11,146,192
     Accumulated depreciation                                         (5,130,008)           (4,753,567)
                                                              -------------------   ------------------
         Total                                                $        6,557,883    $        6,392,625
                                                              ==================    ==================


Depreciation expense totaled $460,658 and $400,470 for the years ended June 30, 2004 and 2003, respectively.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 10. DEPOSITS

Deposits are summarized as follows:

                                                                                         June 30,
                                                                         ---------------------------------------
                                                                                 2004                 2003
                                                                         ------------------    ------------------
                Noninterest checking                                     $        9,267,458    $        7,868,012
                Interest-bearing checking (0.20%, 0.30%)                         29,370,347            27,125,488
                Passbook (0.65%, 1.15%)                                          25,862,734            25,762,108
                Money market (0.91%, 1.33%)                                      30,332,871            30,177,605
                Time certificates of deposit
                (2004, 1.00% - 6.30%; 2003, 1.39% - 6.53%)                       75,235,470            77,490,852
                                                                         ------------------    ------------------
                                                                         $      170,068,880    $      168,424,065
                                                                         ==================    ==================


The weighted average cost of funds was 1.36% and 1.89% at June 30, 2004 and 2003, respectively.

Time certificates of deposit maturities at June 30, 2004 are as follows:


                Within one year                                          $       57,675,753
                One to two years                                                 14,842,731
                Two to three years                                                1,679,945
                Four to five years                                                  635,343
                Thereafter                                                          401,698
                                                                         ------------------
                    Total                                                $       75,235,470
                                                                         ==================

Interest expense on deposits is summarized as follows:


                                                                                      Years Ended June 30,
                                                                                  2004                2003
                                                                         ------------------    ------------------
                Checking                                                 $           70,235    $          117,694
                Passbook                                                            201,590               350,277
                Money market                                                        333,678               507,531
                Time certificates of deposit                                      2,025,636             2,657,105
                                                                         ------------------    ------------------
                    Total                                                $        2,631,139    $        3,632,607
                                                                         ==================    ==================

At June 30, 2004 and 2003, the Company held $30,082,000 and $27,218,000, respectively, in deposit accounts in excess of $100,000 or more. Deposit amounts in excess of $100,000 are not insured by the FDIC.

At June 30, 2004 and 2003 the Company reclassified $18,004 and $26,949, respectively in overdrawn deposits as loans.

Directors' and senior officers' deposit accounts at June 30, 2004 and 2003, were $424,161 and $456,673, respectively.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 11. ADVANCES FROM THE FEDERAL HOME LOAN BANK OF SEATTLE

Advances from the Federal Home Loan Bank of Seattle mature as follows:


                                                                       June 30,
                                                        ---------------------------------------
                Maturing period                                 2004                 2003
                ---------------                         ------------------    ------------------
                Within one year                         $        5,564,815    $          100,000
                One to two years                                 1,166,667             5,100,000
                Two to three years                                 688,889             3,100,000
                Three to four years                                 29,629               100,000
                Four to five years                                      -                100,000
                Thereafter                                              -                743,889
                                                        ------------------    ------------------

                                                        $        7,450,000    $        9,243,889
                                                        ==================    ==================

Two advances require annual principal payments totaling $1,166,667. The remaining advances are due at maturity. The advances are subject to prepayment penalties. The interest rates on advances are fixed. The weighted average interest rate for advances at June 30, 2004 and 2003 was 3.58% and 6.20% respectively. The weighted average amount outstanding was $9,072,000 and $9,290,000 for the years ended June 30, 2004 and 2003, respectively.

The maximum amount outstanding at any month-end was $9,235,556 and $9,335,556 during the years ended June 30, 2004 and 2003, respectively.

Beginning in May 2004, the advances are collateralized by mortgage-backed securities pledged to the FHLB of Seattle. Previously they were collateralized by a blanket pledge of the Bank's 1-4 family residential mortgage portfolio. At June 30, 2004 and 2003, the Company exceeded the collateral requirements of the FHLB. The Company's investment in FHLB stock is also pledged as collateral on these advances.

The total FHLB funding line available to the Company at June 30, 2004, was 25% of total Bank assets, or approximately $50,404,000.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 12. INCOME TAXES

The components of the Company's income tax provision (benefit) are as follows:


                                                                                     Years Ended June 30,
                                                                                  2004                 2003
                                                                         ------------------    ------------------
                Current:
                  U.S. federal                                           $          534,231    $          921,569
                  Montana                                                           138,057               210,136
                                                                         ------------------    ------------------
                                                                                    672,288             1,131,705
                                                                         ------------------    ------------------
                Deferred:
                  U.S. federal                                                      303,000              (186,500)
                  Montana                                                            57,782               (40,600)
                                                                         ------------------    ------------------
                                                                                    360,782              (227,100)
                                                                         ------------------    ------------------

                    Total                                                $        1,033,070    $          904,605
                                                                         ==================    ==================

The nature and components of deferred tax assets and liabilities, which are a component of other assets (in 2004) and accrued liabilities (in 2003) in the accompanying statement of financial condition, are as follows:


                                                                                         June 30,
                                                                         ---------------------------------------
                                                                                 2004                  2003
                                                                         ------------------    ------------------
                Deferred tax assets:
                  Deferred compensation                                  $          266,000    $          245,000
                  Allowance for loan losses (state only)                             43,000                47,000
                  Allowance for mortgage servicing
                    rights (federal only)                                            23,000               286,000
                  Securities available-for-sale                                     559,000
                  Deferred loan fees                                                     -                  1,000
                  Other                                                              21,000                    -
                                                                         ------------------    ------------------
                    Total deferred tax assets                                       912,000               579,000
                                                                         ------------------    ------------------

                Deferred tax liabilities:
                  Accumulated depreciation                                          260,000               121,000
                  Deferred loan fees                                                 32,000                     -
                  FHLB stock                                                        523,000               503,000
                  Securities available-for-sale                                           -               221,000
                  Unrealized gain on hedging                                          7,000                37,000
                  Interest receivable                                                     -                 1,000
                  Allowance for loan losses (federal only)                           12,000                36,000
                  Other                                                                  -                 40,000
                                                                         ------------------    ------------------
                    Total deferred tax liabilities                                  834,000               959,000
                                                                         ------------------    ------------------

                Net deferred tax (asset) liability                       $          (78,000)   $          380,000
                                                                         ===================   ==================


                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 12.        INCOME TAXES (CONTINUED)

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

A reconciliation of the Company's effective income tax provision to the statutory federal income tax rate is as follows:


                                                                        Years Ended June 30,
                                                                       2004             2003
                                                                 --------------    --------------
        Federal income taxes at the
          statutory rate of 34%                                  $    1,127,038    $      941,960
        State income taxes                                              196,000           170,000
        Nontaxable income                                              (218,751)         (188,351)
        Other, net                                                      (71,217)          (19,004)
                                                                 ---------------   --------------

        Income tax expense                                       $    1,033,070    $      904,605
                                                                 ==============    ==============

        Effective tax rate                                               31.2%             32.7%
                                                                 =============     =============

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. Retained earnings include approximately $915,000 at June 30, 2004 and 2003, for which federal income tax has not been provided.


NOTE 13. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of "other comprehensive income" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available-for-sale.

The Company's other comprehensive income is summarized as follows for the years ended June 30:

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003


NOTE 13. COMPREHENSIVE INCOME (CONTINUED)


                                                                                 2004                 2003
                                                                                 ----                 ----
         Net unrealized holding gain or loss arising
         during the year:
           Available for sale securities, net of related
             income tax (benefit) expense of $(752,689)
             and $103,678, respectively                                  $       (1,240,441)   $          174,168

           Forward delivery commitments, net of
             related income tax (benefit) expense of $(30,181)
             and $30,246, respectively                                              (49,767)               49,876

         Reclassification adjustment for net realized
           gain included in net income, net of
           related income tax expense of $27,337
           and $62,165, respectively                                                (45,078)             (102,512)
                                                                         ------------------    ------------------

               Other comprehensive income                                $       (1,335,286)   $          121,532
                                                                         ==================    ==================

NOTE 14. EMPLOYEE BENEFITS

PROFIT SHARING PLAN:
The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company's annual contribution, limited to a maximum of 15% of qualified employees' salaries, is determined by the Board of Directors. Profit sharing expense was $148,309 and $157,846 for the years ended June 30, 2004 and 2003, respectively.

The Company's profit sharing plan includes a 401(k) feature. At the discretion of the Board of Directors, the Company may match up to 50% of participants' contributions up to a maximum of 4% of participants' salaries. For the years ended June 30, 2004 and 2003, the Company's match totaled $38,302 and $37,303, respectively.

DEFERRED COMPENSATION PLANS:
The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended June 30, 2004 and 2003, the total expense was $87,039 and to $82,504, respectively.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 14. EMPLOYEE BENEFITS (CONTINUED)

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

Total ESOP expense of $136,913 and $88,585 was recognized in fiscal 2004 and 2003 for 4,600 shares committed to be released to participants during the years ended June 30, 2004 and 2003 with respect to the plan years ending December 31, 2003 and 2002. The cost of the 25,306 ESOP shares ($202,448 at June 30, 2004)
that have not yet been allocated or committed to be released to participants is deducted from stockholders' equity. The fair value of these shares was approximately $817,384 at that date.

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

During fiscal 2004 and 2003, 4,600 shares vested and were removed from treasury stock resulting in compensation expense of $52,900.

There were no stock options granted under the Plan as of June 30, 2004.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003


NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                 2004                 2003
                                                                                 ----                 ----
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for interest                                 $        3,239,470    $        4,235,764
                                                                         ==================    ==================

  Cash paid during the year for income taxes                             $          826,868    $        1,130,100
                                                                         ==================    ==================

NON-CASH INVESTING ACTIVITIES:
  (Increase) decrease in market value of
    securities available-for-sale                                        $        2,065,545    $         (277,846)
                                                                         ==================    ==================

  Mortgage servicing rights capitalized                                  $          643,798    $        1,183,848
                                                                         ==================    ==================

  ESOP shares released                                                   $          119,665    $          106,479
                                                                         ==================    ==================


NOTE 16. FINANCIAL INSTRUMENTS

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 16. FINANCIAL INSTRUMENTS (CONTINUED)

The notional amount of the Company's commitments to extend credit at fixed and variable interest rates were approximately $3,297,000 and $4,144,000 at June 30, 2004 and 2003, respectively. Fixed rate commitments are extended at rates ranging from 4.625% to 7.50% and 4.375% to 8.00% at June 30, 2004 and 2003,
respectively. The Company has lines of credit representing credit risk of approximately $20,023,000 and $16,245,000 at June 30, 2004 and 2003,
respectively, of which approximately $6,024,000 and $7,055,000 had been drawn at June 30, 2004 and 2003, respectively. The Company has credit cards issued representing credit risk of approximately $3,498,000 and $2,830,000 at June 30, 2004 and 2003, respectively, of which approximately $479,000 and $450,000 had been drawn at June 30, 2004 and 2003, respectively. The Company has letters of credits issued representing credit risk of approximately $50,000 and $133,000 at June 30, 2004 and 2003, respectively.

Forward delivery commitments - The Company uses mandatory sell forward delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments on certain mortgage loans held-for-sale. Gains and losses in the items hedged are deferred and recognized in other comprehensive income until the commitments are completed. At the completion of the commitments the gains and losses are recognized in the Company's income statement

As of June 30, 2004 and 2003, the Company had entered into commitments to deliver approximately $2,727,000 and $15,208,000 respectively, in loans to various investors, all at fixed interest rates ranging from 5.00% to 8.50% and 4.125% to 6.50%, at June 30, 2004 and 2003, respectively. The Company had approximately $19,000 and $99,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2004 and 2003, respectively. The total amount of the gain is expected to be taken into income within the next twelve months.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2004.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

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


                                                                      June 30,
                                    ----------------------------------------------------------------------------
                                                      2004                                     2003
                                    -------------------------------------  -------------------------------------
                                            CARRYING         ESTIMATED             CARRYING          ESTIMATED
                                             AMOUNT         FAIR VALUE              AMOUNT           FAIR VALUE
                                    -----------------  ------------------  ------------------  -----------------
         FINANCIAL ASSETS:
           Cash and interest-
           bearing accounts         $      4,346,766   $        4,346,766  $       10,230,043  $       10,230,043
           Investment securities
             available-for-sale     $     88,547,458   $       88,547,458  $       76,855,280  $       76,855,280
           Investment securities
             held-to-maturity       $      1,565,692   $        1,630,540  $        2,280,736  $        2,405,115
           Federal Home Loan
             Bank stock             $      1,672,200   $        1,672,200  $        1,686,300  $        1,686,300
           Mortgage loans
             held-for-sale          $      1,436,747   $        1,436,747  $        6,908,373  $        6,908,373
           Loans receivable, net    $     92,456,589   $       94,119,000  $       93,521,165  $       97,813,000
           Mortgage servicing
             rights                 $      2,003,258   $        2,003,258  $        1,291,614  $        1,291,614
           Cash surrender value
             of life insurance      $      2,476,842   $        2,476,842  $        2,347,232  $        2,347,232

         FINANCIAL LIABILITIES:
           Deposits                 $     94,833,410   $       94,833,410  $       90,933,213  $       90,933,213
           Time certificates
             of deposit             $     75,235,470   $       75,651,000  $       77,490,852  $       78,669,000
           Advances from Federal
             Home Loan Bank        $       7,450,000   $        7,494,000  $        9,243,889  $       10,044,000


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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 18. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Set forth below is the condensed statements of financial condition as of June 30, 2004 and 2003, of Eagle together with the related condensed statements of income and cash flows for the years ended June 30, 2004 and 2003.


                   Condensed Statements of Financial Condition


                                                                                 2004                   2003
                                                                         -----------------     -----------------
         Assets
         Cash and cash equivalents                                       $         191,637     $         236,992
         Securities available-for-sale                                           1,280,030             1,153,282
         Investment in American Federal Savings Bank                            22,419,013            22,027,473
         Other assets                                                              133,859                94,441
                                                                         -----------------     -----------------

             Total assets                                                $      24,024,539     $      23,512,188
                                                                         =================     =================

         Liabilities
         Accounts payable and accrued expenses                           $               -     $          15,408
         Stockholders' Equity                                                   24,024,539            23,496,780
                                                                         -----------------     -----------------

             Total liabilities and stockholders' equity                  $      24,024,539     $      23,512,188
                                                                         =================     =================

                         Condensed Statements of Income

         Interest income                                                 $          53,650     $          64,532
         Other income                                                               31,141                18,031
         Noninterest expense                                                       (76,730)             (102,667)
                                                                         ------------------    -----------------
           Income (loss) before income taxes                                         8,061               (20,104)
         Income tax expense (benefit)                                                  645               (12,399)
                                                                         -----------------     -----------------
         Income (loss) before equity in undistributed earnings
           American Federal Savings Bank                                             7,416                (7,705)
         Equity in undistributed earnings American Federal
            Savings Bank                                                         2,070,953             1,873,571
                                                                         -----------------     -----------------

         Net income                                                      $       2,078,369     $       1,865,866
                                                                         =================     =================


                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 18. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)


                       Condensed Statements of Cash Flows

         Cash Flows from Operating Activities:
         Net income                                                      $       2,078,369     $       1,865,866
         Adjustments to reconcile net income to net cash
           used in operating activities:
             Equity in undistributed earnings of American
             Federal Savings Bank                                               (2,070,953)           (1,873,571)
             Restricted stock awards                                                52,900                52,900
         Other adjustments, net                                                    (28,360)              (25,563)
                                                                         ------------------    -----------------
             Net cash provided by (used in) operating
                activities                                                          31,956                19,632
                                                                         -----------------     -----------------

         Cash Flows from Investing Activities:
         Cash contribution from American Federal Savings Bank                      368,050               299,040
         Purchase of securities:
           Investment securities available-for-sale                               (783,634)             (863,059)
         Proceeds from maturities, calls and principal payments:
           Investment securities available-for-sale                                443,916               784,560
         Proceeds from sale of investment securities
           available-for-sale                                                      190,380               117,792
                                                                         -----------------     -----------------
            Net cash provided by investing activities                              218,712               338,333
                                                                         -----------------     -----------------

                 Condensed Statements of Cash Flows (continued)

                                                                                 2004                  2003
                                                                                 ----                  ----
         Cash Flows from Financing Activities:
         ESOP payments and dividends                                               128,667                92,136
         Payments to purchase treasury stock                                       (64,000)              (61,815)
         Dividends paid                                                           (360,690)             (291,058)
                                                                         ------------------    -----------------
             Net cash used in financing
               activities                                                         (296,023)             (260,737)
                                                                         ------------------    -----------------

         Net (increase) decrease in cash and cash
           equivalents                                                             (45,355)               97,228

         Cash and cash equivalents at beginning of period                          236,992               139,764
                                                                         -----------------     -----------------

         Cash and cash equivalents at end of period                      $         191,637     $         236,992
                                                                         =================     =================


                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 19.        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2004 and 2003:


                                       FIRST               SECOND                 THIRD                FOURTH
                                      QUARTER              QUARTER               QUARTER               QUARTER
                                      -------              -------               -------               -------
YEAR ENDED JUNE 30, 2004
         Interest and
           dividend income     $        2,300,347  $        2,375,236    $        2,383,639    $        2,214,501
         Interest expense                 922,179             810,237               753,812               707,377
                               ------------------  ------------------    ------------------    ------------------
         Net interest income            1,378,168           1,564,999             1,629,827             1,507,124

         Non-interest income            1,347,801             799,584               496,985               789,409
         Non-interest expense           1,598,767           1,525,716             1,563,612             1,510,985
                               ------------------  ------------------    ------------------    ------------------
         Income before income
           tax expense                  1,127,202             838,867               563,200               785,548

         Income tax expense
           (benefit)                      357,847             258,667               167,041               249,515
                               ------------------  ------------------    ------------------    ------------------
         Income before
           extraordinary item             769,355             580,200               396,159               536,033
         Extraordinary item
           (net of tax benefit)                 -                   -                     -              (203,378)

         Net income            $          769,355  $          580,200    $          396,159    $          332,655
                               ==================  ==================    ==================    ==================

Basic earnings per common
 share                         $              .65  $              .49    $              .33    $              .28
                               ==================  ==================    ==================    ==================
Diluted earnings per common
 share                         $              .64  $              .49    $              .33    $              .28
                               ==================  ==================    ==================    ==================

YEAR ENDED JUNE 30, 2003
         Interest and
           dividend income     $        2,785,050  $        2,628,381    $        2,550,929    $        2,441,826
         Interest expense               1,125,108           1,092,957             1,018,850               976,744
                               ------------------  ------------------    ------------------    ------------------
         Net interest income            1,659,942           1,535,424             1,532,079             1,465,082

         Non-interest income              635,015             819,445               924,930               190,134
         Non-interest expense           1,353,755           1,540,765             1,510,080             1,586,979
                               ------------------  ------------------    ------------------    ------------------
         Income before income
           tax expense                    941,202             814,104               946,929                68,237

         Income tax expense
           (benefit)                      323,820             271,730               320,560               (11,505)
                               ------------------  ------------------    ------------------    ------------------

         Net income            $          617,382  $          542,374    $          626,369    $           79,742
                               ==================  ==================    ==================    ==================

Basic earnings per common
 share                         $             .53   $              .46    $              .53    $              .07
                               ==================  ==================    ==================    ==================
Diluted earnings per common
 share                         $             .52   $              .46    $              .53    $              .07
                               ==================  ==================    ==================    ==================


                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2004 and 2003

NOTE 20.  RELATED PARTY TRANSACTIONS

The Bank has contracted with a subsidiary of the Company which is partially owned by one of the Company's directors. The Bank paid $15,164 during the year ended June 30, 2004 for support services, and an additional $10,216 for computer hardware and software used by the Bank for its computer network. For the year ended June 30, 2003, expenditures were $53,033 for support services and $39,973 for computer hardware.

The Bank also made a construction loan, in the normal course of lending, to this affiliated entity during the year for the construction of their new office building. At June 30, 2004, $3,926,121 had been disbursed, of which $1,676,121 had been sold to another local bank. The loan was paid in full in August 2004.

NOTE 21. SUBSEQUENT EVENTS

The Board announced on July 22, 2004 the declaration of a cash dividend of $0.18 per share for the fourth quarter. It is payable August 27, 2004 to shareholders of record at the close of business August 6, 2004. Eagle Financial MHC, Eagle's mutual holding company, has waived its right to receive dividends on the 648,493 shares of Eagle that Eagle Financial MHC holds.

The Board announced a stock repurchase program on August 21, 2003. The Company is authorized to acquire up to 57,500 shares of common stock subject to market conditions. The amount represents approximately 10% of the outstanding common stock held by the public. As of June 30, 2004 the Company had repurchased 2,000 shares. On July 29, 2004 the Company repurchased 22,000 shares.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EAGLE BANCORP

                                                         /s/ Larry A. Dreyer
                                       ---------------------------------------
                                       Larry A. Dreyer
                                       President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                         Title                                           Date
----------                                         -----                                           ----

         /s/ Larry A. Dreyer                       President, Chief Executive                     9/17/04
---------------------------------------------      Officer and Director (Principal         ----------------------
Larry A. Dreyer                                    Executive Officer)

         /s/ Peter J. Johnson                      Senior Vice President                          9/17/04
---------------------------------------------      And Treasurer (Principal                ----------------------
Peter J. Johnson                                   Financial/Accounting Officer)


         /s/ Robert L. Pennington                  Chairman                                       9/17/04
---------------------------------------------                                              ----------------------
Robert L. Pennington

         /s/ Charles G. Jacoby                     Vice Chairman                                  9/17/04
---------------------------------------------                                              ----------------------
Charles G. Jacoby

         /s/ Don O. Campbell                       Director                                       9/17/04
---------------------------------------------                                              ----------------------
Don O. Campbell

         /s/ Teresa Hartzog                        Director                                       9/17/04
---------------------------------------------                                              ----------------------
Teresa Hartzog

         /s/ James A. Maierle                      Director                                       9/17/04
---------------------------------------------                                              ----------------------
James A. Maierle

         /s/ Thomas McCarvel                       Director                                       9/17/04
---------------------------------------------                                              ----------------------
Thomas McCarvel
