Form 10QSB
period 2004-09-30
EAGLE BANCORP/MT
filed 2004-11-15
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT

        For the transition period from _________________ to __________________.


                         Commission file number 0-29687



                                  Eagle Bancorp
  --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             United States                             81-0531318
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                      Identification No.)

    1400 Prospect Avenue, Helena, MT  59601
------------------------------------------------
(Address of principal executive offices)


(406) 442-3080
------------------------------------------------
(Issuer's telephone number)
Website address:  www.americanfederalsavingsbank.com
                  ----------------------------------


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

 Common stock, par value $0.01 per share            1,156,872 shares outstanding
--------------------------------------------------------------------------------
                             As of November 8, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----

PART  I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

               Consolidated Statements of Financial Condition as of
               September 30, 2004 (unaudited) and June 30, 2004.....................................1 and 2

               Consolidated Statements of Income for the three months
               ended September 30, 2004 (unaudited).................................................3 and 4

               Consolidated Statements of Changes in Stockholders' Equity
               for the three months ended September 30, 2004 (unaudited)..................................5

               Consolidated Statements of Cash Flows for the three
               months ended September 30, 2004 and 2003 (unaudited).................................6 and 7

               Notes to Consolidated Financial Statements ..........................................8 to 12

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..................................................13 to 18

Item 3.      Controls and Procedures.....................................................................19


PART  II.             OTHER INFORMATION

Item 1.      Legal Proceedings...........................................................................20
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.................................20
Item 3.      Defaults Upon Senior Securities.............................................................20
Item 4.      Submission of Matters to a Vote of Security-Holders.........................................21
Item 5.      Other Information...........................................................................21
Item 6.      Exhibits....................................................................................21

Signatures...............................................................................................22

Exhibit 10.4.......................................................................................23 to 32

Exhibit 31.1......................................................................................33 and 34

Exhibit 31.2..................................................................................... 35 and 36

Exhibit 32.1.............................................................................................37

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                          September 30,          June 30,
                                                               2004                2004
                                                               ----                ----
                                                           (Unaudited)           (Audited)
ASSETS
  Cash and due from banks                                $   3,471,837       $   3,587,145
  Interest-bearing deposits with banks                      6,077,903              759,621
                                                            ----------          ----------
    Total cash and cash equivalents                          9,549,740           4,346,766

  Investment securities available-for-sale,
    at market value                                         85,541,147          88,547,458
  Investment securities held-to-maturity,
    at amortized cost                                        1,399,017           1,565,692
  Federal Home Loan Bank stock, at cost                      1,589,700           1,672,200
  Mortgage loans held-for-sale                                 888,042           1,436,747
  Loans receivable, net of deferred loan fees
    and allowance for loan losses                           93,903,742          92,456,589
  Accrued interest and dividends receivable                  1,083,937           1,079,815
  Mortgage servicing rights, net                             1,905,709           2,003,258
  Property and equipment, net                                6,535,836           6,557,883
  Cash surrender value of life insurance                     2,497,306           2,476,842
  Real estate acquired in settlement of loans,
    net of allowance for losses                                      -                   -
  Other assets                                                 403,875             870,001
                                                              --------            -------

      Total assets                                       $ 205,298,051       $ 203,013,251
                                                         =============       =============

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)


                                                                September 30,         June 30,
                                                                    2004                2004
                                                                    ----                ----
                                                                 (Unaudited)         (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts:
    Noninterest bearing                                        $  10,898,484     $   9,267,458
    Interest bearing                                             162,134,686       160,801,422
  Advances from Federal Home Loan Bank                             5,760,185         7,450,000
  Accrued expenses and other liabilities                           2,032,620         1,469,832
                                                               -------------     -------------
      Total liabilities                                          180,825,975       178,988,712
                                                               -------------     -------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding)                                -                 -
  Common stock (par value $0.01 per share;
    9,000,000 shares authorized; 1,223,572 shares
    issued; 1,190,372 and 1,212,372 outstanding at
    September 30, 2004 and June 30, 2004, respectively)               12,236            12,236
  Additional paid-in capital                                       4,100,848         4,072,947
  Unallocated common stock held by employee
    stock ownership plan ("ESOP")                                   (193,248)         (202,448)
  Treasury stock, at cost (33,200 and 11,200 shares at
    September 30, 2004 and June 30, 2004, respectively)             (914,765)         (198,665)
  Retained earnings                                               21,510,257        21,250,088
  Accumulated other comprehensive income (loss)                      (43,252)         (909,619)
                                                               -------------     -------------
      Total stockholders' equity                                  24,472,076        24,024,539
                                                               -------------     -------------

      Total liabilities and stockholders' equity               $ 205,298,051     $ 203,013,251
                                                               =============     =============

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME



                                                                      Three Months Ended
                                                                        September 30,
                                                              ------------------------------
                                                                 2004                 2003
                                                              -------------     ------------
                                                                        (Unaudited)
Interest and Dividend Income:
  Interest and fees on loans                                  $1,464,407          $1,673,289
  Interest on deposits with banks                                 15,418              18,399
  FHLB Stock dividends                                            13,965              22,314
  Securities available-for-sale                                  695,738             560,367
  Securities held-to-maturity                                     17,665              25,978
                                                              -------------     ------------
    Total interest and dividend income                         2,207,193           2,300,347
                                                              -------------     ------------
Interest Expense:
  Deposits                                                       578,485             776,770
  FHLB Advances                                                   60,299             145,409
                                                              -------------     ------------
    Total interest expense                                       638,784             922,179
                                                              -------------     ------------

  Net Interest Income                                          1,568,409           1,378,168
  Loan loss provision                                                  -                   -
                                                              -------------     ------------
    Net interest income after loan loss provision              1,568,409           1,378,168
                                                              -------------     ------------
Noninterest income:
  Net gain on sale of loans                                      114,465             588,981
  Demand deposit service charges                                 139,183             161,316
  Mortgage loan servicing fees                                    84,423             495,696
  Net gain on sale of available-for-sale securities                 (193)              9,911
  Other                                                           94,449              91,897
                                                              -------------     ------------
    Total noninterest income                                     432,327           1,347,801
                                                              -------------     ------------


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)


                                                                  Three Months Ended
                                                                     September 30,
                                                            ----------------------------
                                                               2004              2003
                                                            -------------   ------------
                                                                      (Unaudited)
Noninterest expense:
  Salaries and employee benefits                             808,888             720,005
  Occupancy expenses                                         125,610             120,285
  Furniture and equipment depreciation                        78,260              61,106
  In-house computer expense                                   61,866              59,583
  Advertising expense                                         39,844              45,020
  Amortization of mtg servicing fees                          95,620             265,135
  Federal insurance premiums                                   6,219               6,478
  Postage                                                     25,546              30,845
  Legal, accounting, and examination fees                     34,700              28,242
  Consulting fees                                             11,027               7,560
  ATM processing                                              11,626              13,777
  Other                                                      200,181             240,731
                                                           ---------           ---------
    Total noninterest expense                              1,499,387           1,598,767
                                                           ---------           ---------
Income before provision for income taxes                     501,349           1,127,202
                                                           ---------           ---------
Provision for income taxes                                   143,642             357,847
                                                           ---------           ---------
Net income                                                 $ 357,707           $ 769,355
                                                           =========           =========
Basic earnings per share                                   $    0.31           $    0.65
                                                           =========           =========
Diluted earnings per share                                 $    0.30           $    0.64
                                                           =========           =========
Weighted average shares outstanding (basic eps)            1,172,153           1,180,258
                                                           =========           =========
Weighted average shares outstanding (diluted eps)          1,198,658           1,194,058
                                                           =========           =========

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                    STOCKHOLDERS' EQUITY For the Three Months
                            Ended September 30, 2004

                                                                                                   ACCUMULATED
                                                        ADDITIONAL UNALLOCATED                        OTHER
                                   PREFERRED   COMMON    PAID-IN      ESOP    TREASURY    RETAINED COMPREHENSIVE
                                     STOCK     STOCK     CAPITAL     SHARES     STOCK     EARNINGS     INCOME          TOTAL
                                     -----     -----     -------     ------     -----     --------    ------           -----
Balance, June 30, 2004                $ -     $12,236  $4,072,947 $(202,448) $(198,665) $21,250,088  $(909,619)  $24,024,539

  Net income (unaudited)                -         -           -         -          -        357,707          -       357,707
  Other comprehensive income
    (unaudited)                         -         -           -         -          -           -       866,367       866,367
                                                                                                                  ----------

    Total comprehensive income
      (unaudited)                       -         -           -         -          -           -             -     1,224,074
                                                                                                                  ----------

Dividends paid ($.18 per share)
  (unaudited)                           -         -           -         -          -        (97,538)         -       (97,538)
                                                                                                                  ----------

Treasury stock purchased
  (22,000 shares @ $32.55)
  (unaudited)                           -         -           -         -     (716,100)          -           -      (716,100)

ESOP shares allocated or committed
  to be released for allocation
  (1,150 shares) (unaudited)            -         -        27,901     9,200          -           -           -        37,101
                                      ----    -------  ---------- ---------  ----------  ----------   ---------  -----------
Balance, September 30, 2004
  (unaudited)                         $ -     $12,236  $4,100,848 $(193,248) $(914,765)  $21,510,25   $(43,252)  $24,472,076
                                      ====    =======  ========== =========  ==========  ==========   =========  ===========

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                     2004                 2003
                                                                                   ------------------------------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $ 357,707            $ 769,355
  Adjustments to reconcile net income to net cash
    from operating activities:
      Provision for mortgage servicing rights valuation losses                        58,605             (365,527)
      Depreciation                                                                   126,850              109,244
      Net amortization of marketable securities premium
        and discounts                                                                395,908              448,231
      Amortization of capitalized mortgage servicing rights                           95,620              265,135
      Gain on sale of loans                                                         (114,465)            (588,980)
      Gain on sale of real estate owned                                                    -                 (596)
      Net realized (gain) loss on sale of available-for-sale securities                  193               (9,911)
      FHLB & other dividends reinvested                                              (13,900)             (41,050)
      Increase in cash surrender value of life insurance                             (20,464)             (23,888)
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Accrued interest and dividends receivable                                     (4,122)            (162,487)
        Loans held-for-sale                                                          653,929            2,174,839
        Other assets                                                                 103,694              (10,859)
      Increase (decrease) in liabilities:
        Accrued expenses and other liabilities                                       436,931              556,671
        Deferred compensation payable                                                      -                    -
        Deferred income taxes payable                                                      -                    -
                                                                                  ----------           ----------
          Net cash provided by operating activities                                2,076,486            3,120,177
                                                                                  ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities available-for-sale                                      (3,939,351)         (22,776,348)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                                           165,764              336,703
    Investment securities available-for-sale                                       5,910,857           12,220,462
  Proceeds from sales of investment securities available-for-sale                  2,040,611               68,556
  Proceeds from the sale of real estate acquired settlement of loans                       -               70,606


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                     2004                 2003
                                                                                ---------------------------------
                                                                                            (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
    Net (increase) decrease in loan receivable, excludes transfers
      to real estate acquired in settlement of loans                              (1,503,827)           2,449,567
    FHLB stock redeemed                                                               96,400                    -
    Purchase of property and equipment                                              (104,803)            (246,726)
                                                                                  ----------           ----------
        Net cash used in investing activities                                      2,665,651           (7,877,180)
                                                                                  ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts                                    2,964,290            5,378,163
  Net increase (decrease) in overnight FHLB advances                              (1,450,000)                   -
  FHLB advances                                                                            -                    -
  Payments on FHLB advances                                                         (239,815)             (25,000)
  Sale (Purchase) of Treasury Stock                                                 (716,100)                   -
  Dividends paid                                                                     (97,538)             (89,805)
                                                                                  ----------           ----------
        Net cash provided by financing activities                                    460,837            5,263,358
                                                                                  ----------           ----------

Net increase (decrease) in cash and cash equivalents                               5,202,974              506,355

CASH AND CASH EQUIVALENTS, beginning of period                                     4,346,766           10,230,043
                                                                                  ----------           ----------

CASH AND CASH EQUIVALENTS, end of period                                         $ 9,549,740         $ 10,736,398
                                                                                ============        =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest                                         $   633,396         $    920,869
                                                                                ============        =============

Cash paid during the period for income taxes                                     $         -                  $ -
                                                                                ============        =============

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale             $(1,400,996)        $    743,076
                                                                                ============        =============

Mortgage servicing rights capitalized                                            $    56,676         $    319,697
                                                                                ============        =============


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





NOTE 1.      BASIS OF PRESENTATION
----------------------------------

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

The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle Bancorp's Form 10-KSB dated June 30, 2004.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.    INVESTMENT SECURITIES
Investment securities are summarized as follows:

                               September 30, 2004 (Unaudited)            June 30, 2004 (Audited)
                           ---------------------------------------  ---------------------------------------
                                              GROSS                                     GROSS
                              AMORTIZED     UNREALIZED       FAIR       AMORTIZED     UNREALIZED      FAIR
                                COST       GAINS (LOSSES)    VALUE        COST      GAINS (LOSSES)    VALUE
                           -------------  ---------------  --------     ---------   --------------   -------
Available-for-sale:
  U.S. government and
   agency obligations      $  9,179,043     $  13,542  $ 9,192,585  $ 11,071,378    $ (159,926)$ 10,911,452
  Municipal obligations       8,766,397       167,105    8,933,502     9,267,086      (194,580)   9,072,506
  Corporate obligations      17,621,287        21,723   17,643,010    17,934,087      (338,757)  17,595,330
  Mortgage-backed
   securities                15,763,830       (48,735)  15,715,095    16,755,411      (174,212)  16,581,199
  Mutual Funds                        -             -            -        99,693           477      100,170
  Collateralized
   mortgage obligations      32,210,840       (61,844)  32,148,996    32,821,048      (405,785)  32,415,263
  Common stock                  128,908         4,892      133,800       128,908        (1,872)     127,036
  Corporate preferred
   stock                      1,950,000      (175,841)   1,774,159     1,950,000      (205,498)  1,744,502
                          -------------  ------------ ------------  ------------  ------------ ------------
    Total                  $ 85,620,305     $ (79,158)$ 85,541,147  $ 90,027,611  $ (1,480,153)$ 88,547,458
                          =============  ============ ============ =============  ============ ============
Held-to-maturity:
  Municipal obligations       $ 830,063     $  51,497    $ 881,560     $ 930,422      $ 35,999    $ 966,421
  Mortgage-backed
   securities                   568,954        27,595      596,549       635,270        28,849      664,119
                          -------------  ------------ ------------  ------------  ------------ ------------
    Total                  $  1,399,017     $  79,092  $ 1,478,109   $ 1,565,692      $ 64,848  $ 1,630,540
                          =============  ============ ============ =============  ============ ============

                          EAGLE BANCORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)





NOTE 3.         LOANS RECEIVABLE

Loans receivable consist of the following:

                                                                   September 30,       June 30,
                                                                       2004              2004
                                                                    (Unaudited)        (Audited)
                                                                   ------------       ----------
      First mortgage loans:
         Residential mortgage (1-4 family)                      $     51,307,843  $   49,044,832
         Commercial real estate                                       10,357,988       9,336,336
         Real estate construction                                      2,860,368       5,101,591

       Other loans:
         Home equity                                                  15,073,130      14,874,279
         Consumer                                                     10,496,687       9,801,698
         Commercial                                                    4,342,225       4,840,045
                                                                ---------------- ---------------

           Total                                                      94,438,241      92,998,781

       Less:  Allowance for loan losses                                 (605,496)       (627,733)
               Deferred loan fees                                         70,997          85,541
                                                                ---------------- ---------------

           Total                                                $     93,903,742  $   92,456,589
                                                                ================ ===============

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $601,000 and $497,000 at September 30, 2004 and June 30, 2004, respectively. Classified assets, including real estate owned, totaled $920,000 and $924,000 at September 30, 2004 and June 30, 2004, respectively.

The following is a summary of changes in the allowance for loan losses:

                                                           Three Months Ended       Year ended
                                                             September 30,            June 30,
                                                                 2004                   2004
                                                             (Unaudited)              (Audited)
                                                           -------------           ------------
      Balance, beginning of period                          $   627,733            $   672,841
        Reclassification to repossessed
           property reserve                                     (10,587)                (8,671)
        Provision charged to operations                               -                      -
        Charge-offs                                             (13,842)               (45,431)
        Recoveries                                                2,192                  8,994
                                                          --------------          -------------
      Balance, end of period                                $   605,496            $   627,733
                                                          ==============          =============

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





NOTE 4.         DEPOSITS
------------------------
Deposits are summarized as follows:

                                                                 September 30,              June 30,
                                                                     2004                     2004
                                                                  (Unaudited)               (Audited)
                                                                 ------------              ----------
         Noninterest checking                              $      10,898,484        $       9,267,458
         Interest-bearing checking                                30,088,629               29,370,347
         Passbook                                                 26,692,111               25,862,734
         Money market                                             30,256,188               30,332,871
         Time certificates of deposit                             75,097,758               75,235,470
                                                           -----------------        -----------------
           Total                                           $     173,033,170        $     170,068,880
                                                           =================        =================


NOTE 5.         EARNINGS PER SHARE
----------------------------------

Basic earnings per share for the three months ended September 30, 2004 is computed using 1,172,153 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2003 is computed using 1,180,258 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,198,658 for the three months ended September 30, 2004 and 1,194,058 for the three months ended September 30, 2003.


NOTE 6.         DIVIDENDS AND STOCK REPURCHASE PROGRAM
------------------------------------------------------

This fiscal year Eagle has paid a dividend of $0.18 per share on August 27, 2004. A dividend of $0.18 per share was declared on October 21, 2004, payable November 19, 2004 to stockholders of record on November 5, 2004. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of August 21, 2003, the Company's Board of Directors announced a stock repurchase program for up to 57,500 shares. This represents approximately 10% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle's benefit plans. As of November 10, 2004, 57,500 shares have been purchased, thereby completing the program.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.         MORTGAGE SERVICING RIGHTS
-----------------------------------------

The Bank allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained from an independent third party. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. If the carrying value of the mortgage servicing rights exceeds the estimated fair market value, a valuation allowance is established for any decline, which is viewed to be temporary. Charges to the valuation allowance are charged against or credited to mortgage servicing income. Periodic independent valuations of the mortgage servicing rights are performed. As a result of the valuations, a temporary decline in the fair value was determined to have occurred, and a valuation allowance of $118,953 has been established. The following schedules show the activity in the mortgage servicing rights and the valuation allowance.

                                                                   Three months       Twelve months
                                                                      ended               ended
                                                                    September 30,        June 30,
                                                                       2004                2004
                                                                    (Unaudited)         (Audited)
                                                               -----------------   -----------------
      Mortgage Servicing Rights
        Beginning balance                                      $       2,063,606   $       2,048,334
        Servicing rights capitalized                                      56,676             643,798
        Servicing rights amortized                                       (95,620)           (628,526)
                                                               -----------------   -----------------
          Ending balance                                               2,024,662           2,063,606
                                                               -----------------   -----------------

      Valuation Allowance
        Beginning balance                                                 60,348             756,720
        Provision                                                         58,605            (696,372)
        Adjustments
                                                               -----------------   -----------------
          Ending balance                                                 118,953              60,348
                                                               -----------------   -----------------

      Net Mortgage Servicing Rights                            $       1,905,709   $       2,003,258
                                                               =================   =================

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


Financial Condition

Comparisons in this section are for the three months ended September 30, 2004.

Total assets increased by $2.29 million, or 1.13%, to $205.30 million at September 30, 2004, from $203.01 million at June 30, 2004. Total liabilities increased by $1.84 million to $180.83 million at September 30, 2004, from $178.99 million at June 30, 2004. Total equity increased $450,000 to $24.47 million at September 30, 2004 from $24.02 million at June 30, 2004.

Interest-bearing deposits with banks increased $5.32 million to $6.08 million at September 30, 2004. Loans receivable increased $1.44 million, or 1.56%, to $93.90 million at September 30, 2004 from $92.46 million at June 30, 2004. Single-family mortgage loans were the loan category with the largest increase, $2.27 million, and most loan categories showed some increase. Total loan originations were $20.22 million for the three months ended September 30, 2004, with single family mortgages (including $885,000 of construction loans) accounting for $13.61 million of the total. Home equity loan and consumer loan originations totaled $2.19 million and $1.58 million, respectively, for the same period. Commercial real estate and land loan originations totaled $1.68 million. Loans held-for-sale decreased to $888,000 at September 30, 2004 from $1.44 million at June 30, 2004.

Growth in deposits funded asset growth. Deposits grew $2.96 million, or 1.74%, to $173.03 million at September 30, 2004 from $170.07 million at June 30, 2004. Growth in non-interest checking and passbook savings accounts contributed to the increase in deposits. Interest bearing checking showed a modest increase, while certificates of deposit and money market accounts declined slightly.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition (continued)

The growth in total equity was the result of earnings for the three months of $358,000 and the decrease in the unrealized loss on securities available-for-sale of $866,000, offset by the payment of an $0.18 per share regular cash dividend and Company stock repurchases.


Results of Operations for the Three Months Ending September 30, 2004 and 2003

Net Income. Eagle's net income was $358,000 and $769,000 for the three months ended September 30, 2004, and 2003, respectively. The decrease of $411,000, or 53.45%, was primarily due to a decrease in noninterest income of $915,000, offset by an increase in net interest income of $190,000 and decreases in noninterest expense of $100,000 and income tax expense of $214,000. Basic earnings per share were $0.31 for the current period, compared to $0.65 for the previous year's period.

Net Interest Income. Net interest income increased to $1.57 million for the quarter ended September 30, 2004 from $1.38 million for the quarter ended September 30, 2003. This increase of $190,000 was the result of a decrease in interest expense of $283,000, partially offset by the decrease in interest and dividend income of $93,000.

Interest and Dividend Income. Total interest and dividend income was $2.21 million for the quarter ended September 30, 2004, compared to $2.30 million for the quarter ended September 30, 2003, representing a decrease of $93,000, or 4.04%. Interest and fees on loans decreased to $1.46 million for the three months ended September 30, 2004 from $1.67 million for the same period ended September 30, 2003. This decrease of $209,000, or 12.49%, was due primarily to the decrease in the average balances of loans receivable for the quarter ended September 30, 2004 and the decline in the average interest rate earned on loans. Average balances for loans receivable, net, for the quarter ended September 30, 2004 were $93.45 million, compared to $97.90 million for the previous period. This represents a decrease of $4.45 million, or 4.55%. This decrease is smaller than previous quarters, and all loan categories except real estate construction and commercial real estate loans have shown increases from the previous year. Commercial real estate loans are down since last year as the government guaranteed portion of a large loan was sold during the past twelve months. The average interest rate earned on loans receivable decreased by 57 basis points, from 6.84% at September 30, 2003 to 6.27% at September 30, 2004. Interest and dividends on investment securities available-for-sale (AFS) increased to $696,000 for the quarter ended September 30, 2004 from $560,000 for the same quarter last year. Average balances on investments increased to $88.04 million for the quarter ended September 30, 2004, compared to $84.98 million for the quarter ended September 30, 2003. The average interest rate earned on investments increased to 3.24% from 2.76%. Interest on securities held to maturity (HTM) decreased from $26,000 to $18,000 as new purchases are placed in the AFS portfolio. Dividends on Federal Home Loan Bank (FHLB) stock decreased to $14,000 for the quarter ended September 30, 2004 from $22,000 for the quarter ended September 30, 2003, due to the decline in holdings of FHLB stock.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ending September 30, 2004 and 2003 (continued)

Interest Expense. Total interest expense decreased to $639,000 for the quarter ended September 30, 2004, from $922,000 for the quarter ended September 30, 2003, a decrease of $283,000, or 30.69%. Interest on deposits decreased to $579,000 for the quarter ended September 30, 2004, from $777,000 for the quarter ended September 30, 2003. This decrease of $198,000, or 25.48%, was the result of a decrease in average rates paid on deposit accounts. All deposit accounts showed decreases in average rates paid and two categories, certificates of deposit and money market accounts, had decreases in average balances in the current quarter compared to last year's quarter. Average balances in interest-bearing deposit accounts decreased to $161.32 million for the quarter ended September 30, 2004, compared to $162.92 million for the same quarter in the previous year. The average rate paid on liabilities decreased 61 basis points from the quarter ended September 30, 2003 to the quarter ended September 30, 2004. This is the result of the repricing of deposits in the current low interest rate environment. A decrease in the average balance of borrowings from the FHLB, as well as a decrease in average rate paid, resulted in a decrease in interest paid on borrowings to $60,000 in the current quarter compared to $145,000 in the previous year's quarter. This was mainly attributable to the Company paying off higher rate borrowings in June 2004. Another $2.00 million of higher rate borrowings matured in early October, and will likely result in a further decrease in interest expense on borrowings.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the "Bank"), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended September 30, 2004 or the quarter ended September 30, 2003. This is a reflection of the continued strong asset quality of the Bank's loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets declined slightly from $924,000 at June 30, 2004 to $920,000 at September 30, 2004 and total less than 1% of the total loan portfolio. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income decreased to $432,000 for the quarter ended September 30, 2004, from $1.35 million for the quarter ended September 30, 2003, a decrease of $915,000. This was the result of a decline in net gain on sale of loans (due to a slowdown in mortgage refinance activity) and to the lower valuation of the Bank's mortgage servicing rights, which decreased $59,000. The latter's decrease is reflected in mortgage loan servicing fees. Mortgage loan servicing fees decreased to $84,000 for the current quarter from $496,000 for the previous year's quarter. Last year's results included an increase in the Bank's mortgage servicing rights of $366,000. Income from sale of loans decreased to $114,000 from $589,000. Demand deposit service charges decreased to $139,000 for the quarter ended September 30, 2004 from $161,000 for the quarter ended September 30, 2003. This was due to decreased income on overdraft charges.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ending September 30, 2004 and 2003 (continued)

Noninterest Expense. Noninterest expense decreased by $100,000 or 6.25% to $1.50 million for the quarter ended September 30, 2004, from $1.60 million for the quarter ended September 30, 2003. This decrease was primarily due to a decrease in amortization of mortgage servicing fees of $170,000. The decrease in amortization of mortgage servicing fees was related to decreased prepayment activity on mortgage loans. Excluding the mortgage servicing fee amortization expense produces an increase in expenses of 5.26%. Salaries and employee benefits increased $89,000 due primarily to a reduction in the amount of salaries capitalized for SFAS 91 (as loan originations decline, the amount of capitalized salary expense declines, thereby increasing salary expense). Furniture and equipment depreciation expense increased $17,000 due to the purchase of new computer equipment during the last twelve months. "Other" noninterest expense decreased $41,000 due primarily to lower loan expenses, attributable to the decreased lending volume during the current quarter. Other expense categories showed minor changes.

Income Tax Expense. Eagle's income tax expense was $144,000 for the quarter ended September 30, 2004, compared to $358,000 for the quarter ended September 30, 2003. The effective tax rate for the quarter ended September 30, 2004 was 28.65% and was 31.75% for the quarter ended September 30, 2003. Management expects Eagle's effective tax rate to be approximately 31%.


Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio was 18.46% and 27.02% for the three months ended September 30, 2004 and September 30, 2003, respectively. Liquidity decreased due to the decreased investment balances and the pledging of certain securities as collateral for FHLB borrowings.

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

At June 30, 2004 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, worsened from the previous quarter. The Bank's capital ratio as measured by the OTS also decreased slightly from the previous quarter, but improved from one year ago. The Bank's strong capital position mitigates its interest rate risk exposure. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of September 30, 2004, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2004, the Bank's tangible, core, and risk-based capital ratios amounted to 11.48%, 11.48%, and 18.94%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

                                             (Unaudited)
                                        At September 30, 2004
                                        ---------------------
                                                       For Capital
                                                        Adequacy
                                    Dollar              Purposes
                                    Amount             % of Assets
                                 ------------          ------------
      Tangible capital:
        Capital level         $          23,477                11.48%
        Requirement                       3,068                 1.50
                              -----------------     -----------------
        Excess                $          20,409                 9.98%
                              =================     =================

      Core capital:
        Capital level         $          23,477                11.48%
        Requirement                       6,135                 3.00
                              -----------------     -----------------
        Excess                $          17,342                 8.48%
                              =================     =================

      Risk-based capital:
        Capital level         $          24,049                18.94%
        Requirement                      10,159                 8.00
                              ------------------    -----------------
        Excess                $          13,890                10.94%
                              =================     =================

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

                          EAGLE BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES


Based on their evaluation, the company's Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the company's disclosure controls and procedures are effective as of September 30, 2004 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no significant changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                          EAGLE BANCORP AND SUBSIDIARY

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings. Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities Use of Proceeds.

        c.) Small Business Issuer Purchases of Equity Securities.



-------------------------------------------------------------------------------------------------------
                                                                    Total Number           Maximum
                                                                     of Shares            Number of
                                                                     Purchased           Shares that
                              Total                                  as Part of          May Yet Be
                            Number of            Average              Publicly            Purchased
                             Shares             Price Paid        Announced Plans      Under the Plans
Period                     Purchased*           Per Share           or Programs          or Programs
-------------------------------------------------------------------------------------------------------

July 2004                    22,000              $32.55               24,000               33,500
7-1-04 to
7-31-04
-------------------------------------------------------------------------------------------------------

August 2004                    None                N/A                   N/A
8-1-04 to
8-31-04
-------------------------------------------------------------------------------------------------------

September 2004                 None                N/A                   N/A
9-1-04 to
9-30-04
-------------------------------------------------------------------------------------------------------
Total                        22,000              $32.55               24,000               33,500
-------------------------------------------------------------------------------------------------------

        *The Company publicly announced a stock repurchase program on August 21, 2003. The Company is authorized to acquire up to 57,500 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program.

Item 3. Defaults Upon Senior Securities.
        Not applicable.

                          EAGLE BANCORP AND SUBSIDIARY

Item 4. Submission of Matters to a Vote of Security Holders. The proxy statement for the Annual Meeting of Stockholders was mailed on September 17, 2004. The following matters were voted on at the meeting held on October 21, 2004:

        a.) Election of directors for three-year terms expiring in 2007:

                                          For              Against:
                                       ---------           --------
            Don O. Campbell            1,126,137            2,427
            Charles G. Jacoby          1,126,262            2,302
            Robert L. Pennington       1,126,262            2,302

        b.) Ratification of appointment of Anderson ZurMuehlen & Co., P.C.
            as auditors for the fiscal year ended June 30, 2005:

                   For:                Against:            Abstain:
                   ---                 -------             --------
                1,127,479                885                 200

Item 5. Other Information. None.

Item 6. Exhibits.
        10.4  American Federal Savings Bank Split-Dollar Plan.

        31.1 Certification by Larry A. Dreyer, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

        31.2 Certification by Peter J. Johnson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

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


                                  EAGLE BANCORP

    Date:   November 11, 2004           By:  /s/ Larry A. Dreyer
                                             -------------------
                                             Larry A. Dreyer
                                             President/Chief Executive Officer

    Date:   November 11, 2004           By:  /s/ Peter J. Johnson
                                             --------------------
                                             Peter J. Johnson
                                             Chief Financial Officer