Form 10QSB
period 2005-02-07
EAGLE BANCORP/MT
filed 2005-02-10
CIK 1101146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2004

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT

    For the transition period from __________________ to __________________.

                         Commission file number 0-29687

                                  Eagle Bancorp
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     United States                                              81-0531318
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1400 Prospect Avenue, Helena, MT  59601
--------------------------------------------
(Address of principal executive offices)

(406) 442-3080
--------------------------------------------
(Issuer's telephone number)

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

Common stock, par value $0.01 per share             1,161,472 shares outstanding
--------------------------------------------------------------------------------
                             As of February 7, 2005

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                          EAGLE BANCORP AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Statements of Financial Condition as of
          December 31, 2004 (unaudited) and June 30, 2004............... 1 and 2

          Consolidated Statements of Income for the three and
          six months ended December 31, 2004 and 2003 (unaudited)....... 3 and 4

          Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended December 31, 2004 (unaudited)........       5

          Consolidated Statements of Cash Flows for the six
          months ended December 31, 2004 and 2003 (unaudited)........... 6 and 7

          Notes to Consolidated Financial Statements ................... 8 to 12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................13 to 21

Item 3. Controls and Procedures.........................................      22


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................................      23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....      23
Item 3. Defaults Upon Senior Securities.................................      23
Item 4. Submission of Matters to a Vote of Security-Holders.............      24
Item 5. Other Information...............................................      24
Item 6. Exhibits........................................................      24

Signatures..............................................................      25

Exhibit 31.1...........................................................26 and 27

Exhibit 31.2...........................................................28 and 29

Exhibit 32.1............................................................      30

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                    December 31,      June 30,
                                                        2004            2004
                                                     ------------   ------------
                                                     (Unaudited)     (Audited)
ASSETS
  Cash and due from banks                            $  3,777,931   $  3,587,145
  Interest-bearing deposits with banks                    265,499        759,621
                                                     ------------   ------------
    Total cash and cash equivalents                     4,043,430      4,346,766

  Investment securities available-for-sale,
    at market value                                    82,167,927     88,547,458
  Investment securities held-to-maturity,
    at amortized cost                                   1,328,352      1,565,692
  Federal Home Loan Bank stock, at cost                 1,419,600      1,672,200
  Mortgage loans held-for-sale                          1,223,835      1,436,747
  Loans receivable, net of deferred loan fees
    and allowance for loan losses                      94,450,242     92,456,589
  Accrued interest and dividends receivable             1,050,768      1,079,815
  Mortgage servicing rights, net                        1,981,240      2,003,258
  Property and equipment, net                           6,443,690      6,557,883
  Cash surrender value of life insurance                4,960,775      2,476,842
  Real estate acquired in settlement of loans,
    net of allowance for losses                              --             --
  Other assets                                            551,052        870,001
                                                     ------------   ------------
      Total assets                                   $199,620,911   $203,013,251
                                                     ============   ============

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Continued)


                                                                     December 31,      June 30,
                                                                         2004            2004
                                                                    -------------    -------------
                                                                     (Unaudited)       (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts:
    Noninterest bearing                                             $   9,989,538    $   9,267,458
    Interest bearing                                                  160,347,137      160,801,422
  Advances from Federal Home Loan Bank                                  3,918,518        7,450,000
  Accrued expenses and other liabilities                                1,778,419        1,469,832
                                                                    -------------    -------------
      Total liabilities                                               176,033,612      178,988,712
                                                                    -------------    -------------

Stockholders' Equity:
  Preferred stock (no par value, 1,000,000 shares
    authorized, none issued or outstanding)                                  --               --
  Common stock (par value $0.01 per share;
    9,000,000 shares authorized; 1,223,572 shares
    issued; 1,156,872 and 1,212,372 outstanding at
    December 31, 2004 and June 30, 2004, respectively)                     12,236           12,236
  Additional paid-in capital                                            4,131,040        4,072,947
  Unallocated common stock held by employee
    stock ownership plan ("ESOP")                                        (184,048)        (202,448)
  Treasury stock, at cost (66,700 and 11,200 shares at
    December 31, 2004 and June 30, 2004, respectively)                 (2,072,190)        (198,665)
  Retained earnings                                                    21,989,379       21,250,088
  Accumulated other comprehensive income (loss)                          (289,118)        (909,619)
                                                                    -------------    -------------
      Total stockholders' equity                                       23,587,299       24,024,539
                                                                    -------------    -------------

      Total liabilities and stockholders' equity                    $ 199,620,911    $ 203,013,251
                                                                    =============    =============

See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME



                                                          Three Months Ended          Six Months Ended
                                                              December 31,              December 31,
                                                      -------------------------    -------------------------
                                                         2004           2003          2004           2003
                                                      -----------   -----------    -----------   -----------
                                                             (Unaudited)                  (Unaudited)
Interest and Dividend Income:
  Interest and fees on loans                          $ 1,507,239   $ 1,612,587    $ 2,971,646   $ 3,285,876
  Interest on deposits with banks                           9,320        11,028         24,738        29,427
  FHLB Stock dividends                                      7,000        21,533         20,965        43,847
  Securities available-for-sale                           733,145       706,460      1,428,883     1,266,827
  Securities held-to-maturity                              16,648        23,628         34,313        49,606
                                                      -----------   -----------    -----------   -----------
    Total interest and dividend income                  2,273,352     2,375,236      4,480,545     4,675,583
                                                      -----------   -----------    -----------   -----------

Interest Expense:
  Deposits                                                587,905       665,152      1,166,390     1,441,922
  FHLB Advances                                            32,858       145,085         93,157       290,494
                                                      -----------   -----------    -----------   -----------
    Total interest expense                                620,763       810,237      1,259,547     1,732,416
                                                      -----------   -----------    -----------   -----------

  Net Interest Income                                   1,652,589     1,564,999      3,220,998     2,943,167
  Loan loss provision                                        --            --             --            --
                                                      -----------   -----------    -----------   -----------
    Net interest income after loan loss provision       1,652,589     1,564,999      3,220,998     2,943,167
                                                      -----------   -----------    -----------   -----------

Noninterest income:
  Net gain on sale of loans                               110,611       217,562        225,076       806,543
  Demand deposit service charges                          144,733       164,820        283,916       326,136
  Mortgage loan servicing fees                            251,292       337,436        335,715       833,132
  Net gain on sale of available-for-sale securities         9,964        (8,609)         9,771         1,302
  Other                                                   105,830        88,375        200,279       180,272
                                                      -----------   -----------    -----------   -----------
    Total noninterest income                              622,430       799,584      1,054,757     2,147,385
                                                      -----------   -----------    -----------   -----------


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)



                                                        Three Months Ended        Six Months Ended
                                                           December 31,             December 31,
                                                    -----------------------   -----------------------
                                                       2004         2003         2004          2003
                                                    ----------   ----------   ----------   ----------
                                                          (Unaudited)              (Unaudited)
Noninterest expense:
  Salaries and employee benefits                       807,347      816,840    1,616,235    1,536,845
  Occupancy expenses                                   122,507      112,342      248,117      232,627
  Furniture and equipment depreciation                  79,650       60,731      157,910      121,837
  In-house computer expense                             65,686       56,469      127,552      116,052
  Advertising expense                                   47,172       29,207       87,016       74,227
  Amortization of mtg servicing fees                    93,506      122,673      189,126      387,808
  Federal insurance premiums                             6,114        6,316       12,333       12,794
  Postage                                               22,709       28,554       48,255       59,399
  Legal, accounting, and examination fees               48,878       43,701       83,578       71,943
  Consulting fees                                       11,637        3,780       22,664       11,340
  ATM processing                                        11,856       12,920       23,482       26,697
  Other                                                240,809      232,183      440,990      472,914
                                                    ----------   ----------   ----------   ----------
    Total noninterest expense                        1,557,871    1,525,716    3,057,258    3,124,483
                                                    ----------   ----------   ----------   ----------

Income before provision for income taxes               717,148      838,867    1,218,497    1,966,069
                                                    ----------   ----------   ----------   ----------

Provision for income taxes                             146,518      258,667      290,160      616,514
                                                    ----------   ----------   ----------   ----------

Net income                                          $  570,630   $  580,200   $  928,337   $1,349,555
                                                    ==========   ==========   ==========   ==========

Basic earnings per share                            $     0.50   $     0.49   $     0.80   $     1.14
                                                    ==========   ==========   ==========   ==========

Diluted earnings per share                          $     0.48   $     0.49   $     0.77   $     1.13
                                                    ==========   ==========   ==========   ==========

Weighted average shares outstanding (basic eps)      1,145,492    1,181,412    1,158,823    1,180,835
                                                    ==========   ==========   ==========   ==========

Weighted average shares outstanding (diluted eps)    1,199,812    1,195,212    1,199,235    1,194,635
                                                    ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Six Months Ended December 31, 2004



                                                                   ADDITIONAL      UNALLOCATED
                                      PREFERRED      COMMON          PAID-IN          ESOP            TREASURY
                                        STOCK         STOCK          CAPITAL         SHARES            STOCK
                                       -------     -----------     -----------     -----------      -----------
Balance, June 30, 2004                 $  --       $    12,236     $ 4,072,947     $  (202,448)     $  (198,665)

  Net income (unaudited)                  --              --              --              --               --
  Other comprehensive
     income (unaudited)                   --              --              --              --               --


    Total comprehensive
       income (unaudited)                 --              --              --              --               --


Dividends paid
  ($.36 per share) (unaudited)            --              --              --              --               --


Treasury stock purchased
  (22,000 shares @ $32.55)
  (33,500 shares @ $34.55)
  (unaudited)                             --              --              --              --         (1,873,525)

ESOP shares allocated or committed
   to be released for allocation
   (2,300 shares) (unaudited)             --              --            58,093          18,400             --
                                       -------     -----------     -----------     -----------      -----------

Balance, December 31, 2004
  (unaudited)                          $  --       $    12,236     $ 4,131,040     $  (184,048)     $(2,072,190)
                                       =======     ===========     ===========     ===========      ===========



                                                         ACCUMULATED
                                                            OTHER
                                         RETAINED        COMPREHENSIVE
                                         EARNINGS           INCOME            TOTAL
                                       ------------      ------------      ------------

Balance, June 30, 2004                 $ 21,250,088      $   (909,619)     $ 24,024,539

  Net income (unaudited)                    928,337              --             928,337
  Other comprehensive
     income (unaudited)                        --             620,501           620,501
                                                                           ------------

    Total comprehensive
       income (unaudited)                      --                --           1,548,838
                                                                           ------------

Dividends paid
  ($.36 per share) (unaudited)             (189,046)             --            (189,046)
                                                                           ------------

Treasury stock purchased
  (22,000 shares @ $32.55)
  (33,500 shares @ $34.55)
  (unaudited)                                  --                --          (1,873,525)

ESOP shares allocated or committed
   to be released for allocation
   (2,300 shares) (unaudited)                  --                --              76,493
                                       ------------      ------------      ------------

Balance, December 31, 2004
  (unaudited)                          $ 21,989,379      $   (289,118)     $ 23,587,299
                                       ============      ============      ============


See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                      December 31,
                                                                                2004               2003
                                                                            ------------------------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $    928,337      $  1,349,555
  Adjustments to reconcile net income to net cash
    from operating activities:
      Provision for mortgage servicing rights valuation losses                   (49,569)         (567,651)
      Depreciation                                                               255,930           220,877
      Net amortization of marketable securities premium
        and discounts                                                            722,556           842,283
      Amortization of capitalized mortgage servicing rights                      189,126           387,808
      Gain on sale of loans                                                     (225,076)         (806,542)
      Net realized (gain) loss on sale of available-for-sale securities           (9,771)           (1,313)
      FHLB & other dividends reinvested                                          (13,900)          (79,695)
      Increase in cash surrender value of life insurance                         (83,933)          (62,131)
      Gain on sale of real estate owned                                             --                (596)
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Accrued interest and dividends receivable                                 29,047          (186,452)
        Loans held-for-sale                                                      436,590         6,518,869
        Other assets                                                             146,088          (163,592)
      Increase (decrease) in liabilities:
        Accrued expenses and other liabilities                                   181,651           111,878
                                                                            ------------      ------------
          Net cash provided by operating activities                            2,507,076         7,563,298
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities held-to-maturity                                          --                --
    Investment securities available-for-sale                                  (6,098,091)      (37,743,037)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                                       235,642           465,173
    Investment securities available-for-sale                                  10,585,239        18,832,395
  FHLB stock redeemed                                                            266,500              --
  Proceeds from sales of investment securities available-for-sale              2,179,483         6,679,310
  Net (increase) decrease in loan receivable, excludes transfers
    to real estate acquired in settlement of loans                            (2,111,190)          945,745



See accompanying notes to consolidated financial statements.

                          EAGLE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                               Six Months Ended
                                                                                  December 31,
                                                                              2004             2003
                                                                         ------------------------------
                                                                                   (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
  Purchase of property and equipment                                         (141,737)         (304,944)
  Purchase of bank owned life insurance                                    (2,400,000)             --
  Proceeds from the sale of real estate acquired in the
    settlement of loans                                                          --              70,606
                                                                         ------------      ------------
        Net cash provided by (used in) investing activities                 2,515,846       (11,054,752)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in checking and savings accounts                    267,795         3,864,957
  Net increase (decrease) in overnight FHLB advances                       (1,000,000)             --
  Payments on FHLB advances                                                (2,531,482)       (1,100,000)
  FHLB advances                                                                  --           1,050,000
  Sale (Purchase) of Treasury Stock                                        (1,873,525)             --
  Dividends paid                                                             (189,046)         (179,610)
                                                                         ------------      ------------
        Net cash provided by (used in) financing activities                (5,326,258)        3,635,347
                                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents                         (303,336)          143,893

CASH AND CASH EQUIVALENTS, beginning of period                              4,346,766        10,230,043
                                                                         ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                 $  4,043,430      $ 10,373,936
                                                                         ============      ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest                                 $  1,285,561      $  1,768,761
                                                                         ============      ============

Cash paid during the period for income taxes                             $    183,000      $    274,450
                                                                         ============      ============

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale     $   (998,187)     $    706,639
                                                                         ============      ============

Mortgage servicing rights capitalized                                    $    117,539      $    418,109
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

The results of operations for the three month and six month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2004.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:


                                    December 31, 2004 (Unaudited)                      June 30, 2004 (Audited)
                               ---------------------------------------         --------------------------------------
                                              GROSS                                             GROSS
                             AMORTIZED      UNREALIZED          FAIR         AMORTIZED        UNREALIZED        FAIR
                               COST       GAINS (LOSSES)        VALUE          COST         GAINS (LOSSES)      VALUE
                               ----       --------------        ------         ----         --------------      -----
Available-for-sale:
  U.S. government and
   agency obligations       $ 8,997,919     $   (26,579)     $ 8,971,340     $11,071,378     $  (159,926)     $10,911,452
  Municipal obligations      10,922,109         132,107       11,054,216       9,267,086        (194,580)       9,072,506
  Corporate obligations      17,507,766        (107,050)      17,400,716      17,934,087        (338,757)      17,595,330
  Mortgage-backed
   securities                13,998,756         (82,857)      13,915,899      16,755,411        (174,212)      16,581,199
  Mutual Funds                     --              --               --            99,693             477          100,170
  Collateralized
   mortgage obligations      29,273,344        (169,081)      29,104,263      32,821,048        (405,785)      32,415,263
  Common stock                     --              --               --           128,908          (1,872)         127,036
  Corporate preferred
   stock                      1,950,000        (228,507)       1,721,493       1,950,000        (205,498)       1,744,502
                            -----------     -----------      -----------     -----------     -----------      -----------
    Total                   $82,649,894     $  (481,967)     $82,167,927     $90,027,611     $(1,480,153)     $88,547,458
                            ===========     ===========      ===========     ===========     ===========      ===========
Held-to-maturity:
  Municipal obligations     $   829,750     $    46,096      $   875,846     $   930,422     $    35,999      $   966,421
  Mortgage-backed
   securities                   498,602          24,387          522,989         635,270          28,849          664,119
                            -----------     -----------      -----------     -----------     -----------      -----------
    Total                   $ 1,328,352     $    70,483      $ 1,398,835     $ 1,565,692     $    64,848      $ 1,630,540
                            ===========     ===========      ===========     ===========     ===========      ===========

                          EAGLE BANCORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

                                                December 31,         June 30,
                                                    2004               2004
                                                (Unaudited)          (Audited)
                                               ------------        ------------
First mortgage loans:
  Residential mortgage (1-4 family)            $ 53,230,247        $ 49,044,832
  Commercial real estate                         11,242,942           9,336,336
  Real estate construction                        1,260,765           5,101,591

Other loans:
  Home equity                                    15,012,649          14,874,279
  Consumer                                        9,485,953           9,801,698
  Commercial                                      4,714,942           4,840,045
                                               ------------        ------------

    Total                                        94,947,498          92,998,781

Less:  Allowance for loan losses                   (585,067)           (627,733)
        Deferred loan fees                           87,811              85,541
                                               ------------        ------------

    Total                                      $ 94,450,242        $ 92,456,589
                                               ============        ============


Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $523,000 and $497,000 at December 31, 2004 and June 30, 2004, respectively. Classified assets, including real estate owned, totaled $850,000 and $924,000 at December 31, 2004 and June 30, 2004, respectively.

The following is a summary of changes in the allowance for loan losses:


                                                Six Months Ended     Year ended
                                                   December 31,        June 30,
                                                       2004              2004
                                                   (Unaudited)        (Audited)
                                                    ---------         ---------
Balance, beginning of period                        $ 627,733         $ 672,841
  Reclassification to repossessed
    property reserve                                  (10,587)           (8,671)
  Provision charged to operations                        --                --
  Charge-offs                                         (36,325)          (45,431)
  Recoveries                                            4,246             8,994
                                                    ---------         ---------
Balance, end of period                              $ 585,067         $ 627,733
                                                    =========         =========

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4. DEPOSITS

Deposits are summarized as follows:

                                                December 31,          June 30,
                                                    2004                2004
                                                (Unaudited)           (Audited)
                                               ------------         ------------
Noninterest checking                           $  9,989,538         $  9,267,458
Interest-bearing checking                        30,081,968           29,370,347
Passbook                                         26,014,387           25,862,734
Money market                                     29,490,944           30,332,871
Time certificates of deposit                     74,759,838           75,235,470
                                               ------------         ------------
  Total                                        $170,336,675         $170,068,880
                                               ============         ============


NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2004 is computed using 1,145,492 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2004 is computed using 1,158,823 weighted average shares outstanding. Basic earnings per share for the three months ended December 31, 2003 is computed using 1,181,412 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2003 is computed using 1,180,835 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,199,812 for the three months ended December 31, 2004 and 1,199,235 for the six months ended December 31, 2004. Diluted earnings per share for the three months and six months ended December 31, 2003 is computed using 1,195,212 and 1,194,635 weighted average shares outstanding, respectively.


NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid two dividends of $0.18 per share, on August 27, 2004 and November 19, 2004. A dividend of $0.18 per share was declared on January 20, 2005, payable February 11, 2005 to stockholders of record on January 28, 2005. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of January 20, 2005, the Company's Board of Directors approved a stock repurchase program for up to 57,500 shares. This represents approximately 11% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle's benefit plans. As of February 7, 2005, the Company had committed to purchasing all 57,500 shares, thereby completing the program.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7. MORTGAGE SERVICING RIGHTS

The Bank allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained from an independent third party. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. If the carrying value of the mortgage servicing rights exceeds the estimated fair market value, a valuation allowance is established for any decline, which is viewed to be temporary. Charges to the valuation allowance are charged against or credited to mortgage servicing income. Periodic independent valuations of the mortgage servicing rights are performed. As a result of the valuations, a temporary decline in the fair value was determined to have occurred, and a valuation allowance of $10,779 has been established. The following schedules show the activity in the mortgage servicing rights and the valuation allowance.

                                                Six months         Twelve months
                                                   ended                ended
                                                 December 31,          June 30,
                                                   2004                  2004
                                                (Unaudited)           (Audited)
                                                -----------         -----------
Mortgage Servicing Rights
  Beginning balance                             $ 2,063,606         $ 2,048,334
  Servicing rights capitalized                      117,539             643,798
  Servicing rights amortized                       (189,126)           (628,526)
                                                -----------         -----------
    Ending balance                                1,992,019           2,063,606
                                                -----------         -----------

Valuation Allowance
  Beginning balance                                  60,348             756,720
  Provision                                         (49,569)           (696,372)
  Adjustments                                          --                  --
                                                -----------         -----------
    Ending balance                                   10,779              60,348
                                                -----------         -----------

Net Mortgage Servicing Rights                   $ 1,981,240         $ 2,003,258
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

Overview

The Company's primary activity is owning its wholly owned subsidiary, American Federal Savings Bank (the "Bank"). The Bank is a federally chartered savings bank, engaging in typical banking activities: acquiring deposits from local markets and investing in loans and investment securities. The Bank's primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense. The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by moves in interest rates. Noninterest income in the form of fee income and gain on sale of loans adds to the Bank's income.

The Bank has a strong mortgage lending focus, with the majority of its loans in single-family residential mortgages. This has led to successfully marketing home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate. The purpose of this diversification is to mitigate the Bank's dependence on the mortgage market, as well as to improve its ability to manage its spread. The Bank's management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan serviced portfolio, which provides a steady source of fee income. The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes. Fee income is also supplemented with fees generated from the Bank's deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Overview (Continued)

For the past year, management's focus has been on improving the Bank's core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank's loan serviced portfolio. In the previous two fiscal years, the Bank experienced very strong mortgage loan origination volume due to low interest rates and large refinancing activity. If, as expected, interest rates rise, mortgage volume will likely decrease (as has already been the case in the current fiscal year), reducing this component of income. Management believes that the Bank will need to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management's strategy of growing the bank's loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.

Another factor which has impacted recent earnings has been the volatility in the value of the Bank's mortgage servicing rights. The value declined significantly in fiscal year 2003, only to recover almost the entire amount in fiscal year 2004. If interest rates continue to rise as anticipated, the value of the servicing rights would be expected to rise as well. Management believes this would also eliminate the valuation allowance on the servicing rights and the fluctuations that accompany it. Comparisons of fiscal year 2005 to fiscal year 2004 will still be affected by the large recovery of the valuation allowance that happened in 2004.

Financial Condition

Comparisons of results in this section are between December 31, 2004 and June 30, 2004.

Total assets decreased by $3.39 million, or 1.67%, to $199.62 million at December 31, 2004, from $203.01 million at June 30, 2004. Total liabilities decreased by $2.96 million to $176.03 million at December 31, 2004, from $178.99 million at June 30, 2004. Total equity decreased $440,000 to $23.58 million at December 31, 2004 from $24.02 million at June 30, 2004.

Investment securities available-for-sale (AFS) decreased $6.38 million, or 7.20%, to $82.17 million at December 31, 2004 from $88.55 million at June 30, 2004. The investment category with the largest decrease was collateralized mortgage obligations, which decreased $3.31 million. Loans receivable increased $1.99 million, or 2.15%, to $94.45 million at December 31, 2004 from $92.46 million at June 30, 2004. Most loan categories showed an increase. Construction loans declined $3.84 million since June 30, 2004 due to the completion of a large commercial construction project, while single family mortgages increased $4.19 million in the same time period. Total loan originations were $41.85 million for the six months ended December 31, 2004, with single family mortgages (including $2.05 million of construction loans) accounting for $28.76 million of the total.

Home equity loan and consumer loan originations totaled $4.60 million and $3.15 million, respectively, for the same period. Commercial real estate and land loan originations totaled $3.53 million. Loans held for sale decreased to $1.22 million at December 31, 2004 from $1.44 million at June 30, 2004.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition (continued)

Advances from the Federal Home Loan Bank of Seattle (FHLB) decreased $3.53 million, to $3.92 million from $7.45 million, while deposits were up slightly. Checking accounts showed the largest increase in deposit accounts.

Total equity declined as a result of $1.87 million in treasury stock purchased during the period, earnings for the six months of $928,000, a decrease in other comprehensive loss of $621,000 (due to a reduction in net unrealized loss on securities available-for-sale) and the payment of two quarterly $0.18 per share regular cash dividends.

Results of Operations for the Three Months Ended December 31, 2004 and 2003

Net Income. Eagle's net income was $571,000 and $580,000 for the three months ended December 31, 2004, and 2003, respectively. The decrease of $9,000, or 1.55%, was due to a decrease in noninterest income of $177,000 and an increase in noninterest expense of $32,000, offset by an increase in net interest income of $88,000. Eagle's tax provision was $112,000 lower in the current quarter. Basic earnings per share were $0.50 for the current period, compared to $0.49 for the previous year's period.

Net Interest Income. Net interest income increased to $1.65 million for the quarter ended December 31, 2004, from $1.56 million for the previous year's quarter. This increase of $88,000 was the result of a decrease in interest expense of $189,000 partially offset by the decrease in interest and dividend income of $101,000.

Interest and Dividend Income. Total interest and dividend income was $2.27 million for the quarter ended December 31, 2004, compared to $2.37 million for the quarter ended December 31, 2003, representing a decrease of $101,000, or 4.26%. Interest and fees on loans decreased to $1.51 million for the three months ended December 31, 2004 from $1.61 million for the same period ended December 31, 2003. This decrease of $105,000, or 6.52%, was due primarily to the decline in the average interest rate earned on loans for the quarter ended December 31, 2004 as average balances showed little change from the previous year's quarter. The average interest rate earned on loans receivable decreased by 45 basis points, from 6.74% at December 31, 2003 to 6.29% at December 31, 2004. Interest and dividends on investment securities available-for-sale (AFS) increased to $733,000 for the quarter ended December 31, 2004 from $706,000 for the same quarter last year. Average balances on investments decreased to $85.91 million for the quarter ended December 31, 2004, compared to $91.26 million for the quarter ended December 31, 2003. The average interest rate earned on investments increased to 3.49% from 3.20%. Interest on securities held-to-maturity (HTM) decreased from $24,000 to $17,000 as new purchases are placed in the AFS portfolio. Dividends on FHLB stock decreased to $7,000 for the quarter ended December 31, 2004 from $22,000 for the quarter ended December 31, 2003, due to the FHLB lowering their dividend rate as part of their newly adopted capital plan.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended December 31, 2004 and 2003 (continued)

Interest Expense. Total interest expense decreased to $621,000 for the quarter ended December 31, 2004, from $810,000 for the quarter ended December 31, 2003, a decrease of $189,000, or 23.33%, primarily due to a decrease in interest paid on FHLB advances. A decrease in the average balance of borrowings from the FHLB, as well as a decrease in the average rate paid, resulted in a decrease in interest paid on borrowings to $33,000 in the current quarter compared to $145,000 in the previous year's quarter. The Company has paid off higher rate borrowings since December 2003. Interest on deposits decreased to $588,000 for the quarter ended December 31, 2004, from $665,000 for the quarter ended December 31, 2003. This decrease of $77,000, or 11.58%, was the result of a decrease in average rates paid on deposit accounts. All deposit accounts showed decreases in average rates paid (except passbook savings which remained the same), and two categories, certificates of deposit and money market accounts, had decreases in average balances in the current quarter compared to last year's quarter. Average balances in interest-bearing deposit accounts decreased to $161.26 million for the quarter ended December 31, 2004, compared to $164.23 million for the same quarter in the previous year. The average rate paid on liabilities decreased 37 basis points from the quarter ended December 31, 2003 to the quarter ended December 31, 2004.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended December 31, 2004 or the quarter ended December 31, 2003. This reflects the continued strong asset quality of the Bank's loan portfolio. Total classified assets decreased from $924,000 at June 30, 2004 to $850,000 at December 31, 2004. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income decreased to $622,000 for the quarter ended December 31, 2004, from $799,000 for the quarter ended December 31, 2003, a decrease of $177,000 or 22.15%. This was the result of the decrease in net gain on sale of loans of $107,000 and the decline in income from loan servicing fees. Decreased mortgage loan originations compared to the same quarter a year ago contributed to the decrease in income from sale of loans. Mortgage loan servicing fees were lower due to the higher adjustment to the value of the Bank's mortgage servicing rights in the previous year's quarter. Demand deposit service charges decreased to $145,000 for the quarter ended December 31, 2004 from $165,000 for the quarter ended December 31, 2003. This was due to decreased income on overdraft charges. The other categories of noninterest income registered small increases.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2004 and 2003 (continued)

Noninterest Expense. Noninterest expense increased by $32,000 or 2.09% to $1.56 million for the quarter ended December 31, 2004, from $1.53 million for the quarter ended December 31, 2003. This increase was primarily due to increases in furniture and equipment depreciation of $19,000 (new computer equipment) and advertising expense of $18,000 (increased promotion of lending products). Amortization of mortgage servicing fees decreased $29,000 due to the decreased prepayment activity on mortgage loans. Other expense categories showed minor changes.

Income Tax Expense. Eagle's income tax expense was $147,000 for the quarter ended December 31, 2004, compared to $259,000 for the quarter ended December 31, 2003. The effective tax rate for the quarter ended December 31, 2004 was 20.43% and was 30.84% for the quarter ended December 31, 2003. The current quarter's tax expense was lower due to adjusting for the previous fiscal year's income tax expense. Management expects Eagle's effective tax rate to be approximately 31%.

Results of Operations for the Six Months Ended December 31, 2004 and 2003

Net Income. Eagle's net income was $928,000 and $1.35 million for the six months ended December 31, 2004 and 2003, respectively. The decrease of $422,000, or 31.26%, was primarily due to a decrease in noninterest income of $1.093 million, offset by an increase in net interest income of $278,000 and a decrease in noninterest expense of $67,000. Noninterest income declined due to the decrease in net gain on sale of loans and to larger increases in the value of Eagle's mortgage servicing rights in the previous year's period. Eagle's tax provision was $326,000 lower in the current period. Basic earnings per share for the period ended December 31, 2004 were $0.80, compared to $1.14 per share for the period ended December 31, 2003.

Net Interest Income. Net interest income increased to $3.22 million for the six months ended December 31, 2004 from $2.94 million for the six months ended December 31, 2003. This increase of $278,000 was the result of a decrease in interest expense of $473,000, partially offset by a decrease in interest and dividend income of $195,000.

Interest and Dividend Income. Total interest and dividend income was $4.48 million for the six months ended December 31, 2004, compared to $4.675 million for the same period ended December 31, 2003, representing a decrease of $195,000, or 4.17%. Interest and fees on loans decreased to $2.971 million for 2004 from $3.285 million for 2003. This decrease of $314,000, or 9.56%, was due to a decrease in the average balances of loans receivable for the six months ended December 31, 2004 and the decline in the average interest rate earned on loans. Average balances for loans receivable, net, for this period were $94.65 million, compared to $96.83 million for the previous year. This is a decrease of $2.18 million, or 2.25%. Most loan categories had shown increases

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months Ended December 31, 2004 and 2003 (continued)

from the previous year, however commercial real estate declined significantly due to the sale of a large loan participation. The average interest rate earned on loans receivable decreased by 51 basis points, to 6.28% from 6.79%. Interest and dividends on investment securities available-for-sale (AFS) increased to $1.43 million for the six months ended December 31, 2004 from $1.27 million for the same period ended December 31, 2003. Interest on securities held-to-maturity
(HTM) decreased from $50,000 to $34,000. Dividends on FHLB stock decreased to $21,000 for the six months ended December 31, 2004 from $44,000 for the six months ended December 31, 2003 due to the lower dividend rate as part of the FHLB's newly adopted capital plan.

Interest Expense. Total interest expense decreased to $1.259 million for the six months ended December 31, 2004 from $1.732 million for the six months ended December 31, 2003, a decrease of $473,000, or 27.31%. Interest on deposits decreased to $1.166 million for the six months ended December 31, 2004 from $1.442 million for the six months ended December 31, 2003. This decrease of $276,000, or 19.14%, was the result of a decrease in average rates paid on deposit accounts and a decline in average balances in deposit accounts. Average rates paid on all interest-bearing deposits declined from 2003 to 2004, with the average rate paid on all liabilities dropping by 49 basis points from the six month period ended December 31, 2003 to the six month period ended December 31, 2004. Average balances in interest-bearing deposits decreased to $161.29 million for the six month period ended December 31, 2004 compared to $163.58 million for the same period in the previous year. Interest paid on borrowings decreased to $93,000 for the six months ended December 31, 2004 from $290,000 for the same period ended December 31, 2003. The decrease in borrowing costs was due to decreases in the average rate paid and the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle's subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the six month periods ended December 31, 2004 or December 31, 2003. This is a reflection of the continued strong asset quality of the Bank's loan portfolio. Total classified assets decreased to $850,000 at December 31, 2004 from $924,000 at June 30, 2004. The Bank currently has no foreclosed property.

Noninterest Income. Total noninterest income decreased to $1.054 million for the six months ended December 31, 2004, from $2.147 million for the six months ended December 31, 2003, a decrease of $1.093 million, or 50.91%. Net gain on sale of loans declined to $225,000 for the six months ended December 31, 2004, compared to $807,000 for the same period ended December 31, 2003. This decrease was due to a decline in mortgage originations, caused by a slowdown in mortgage refinance activity.

                          EAGLE BANCORP AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months Ended December 31, 2004 and 2003 (continued)

Mortgage loan servicing fees declined to $336,000 in 2004 from $833,000 in 2003. In the six month period ended December 31, 2003, the value of Eagle's mortgage servicing rights increased by $568,000. In the current six month period, the value of the mortgage servicing rights increased by $50,000. Demand deposit service charges decreased to $284,000 for the six month period ended December 31, 2004 from $326,000 for the same period ended December 31, 2003. This was due to decreased income on overdraft charges. Other categories of noninterest income showed minor increases.

Noninterest Expense. Noninterest expense decreased by $67,000, or 2.14% to $3.057 million for the six months ended December 31, 2004, from $3.124 million for the six months ended December 31, 2003. This decrease was primarily due to a decrease in the amortization of mortgage servicing fees of $199,000 and in "other" noninterest expense of $32,000. The decrease in amortization of mortgage servicing fees was related to decreased prepayment activity on mortgage loans for the six month period. The decrease in "other" noninterest expense was due primarily to lower loan expenses. Salaries and benefit expenses increased $79,000 due primarily to a reduction in the amount of salaries capitalized for SFAS 91 (as loan originations decline, the amount of capitalized salary expense declines, thereby increasing salary expense). Furniture and equipment depreciation expense increased $36,000 due to the purchase of new computer equipment for check imaging. Other categories of noninterest expense showed modest changes.

Income Tax Expense. Eagle's income tax expense was $290,000 for the six months ended December 31, 2004, compared to $616,000 for the six months ended December 31, 2003. The effective tax rate for the six months ended December 31, 2004 was 23.81% and was 31.36% for the six months ended December 31, 2003. The current period's tax expense was lower due to adjusting for the previous fiscal year's income tax expense.

Liquidity, Interest Rate Sensitivity and Capital Resources

The company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio was 15.81% and 25.09% for the months ended December 31, 2004 and December 31, 2003, respectively. Liquidity decreased due to the decreased investment balances and the pledging of certain securities as collateral for FHLB borrowings.

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

At September 30, 2004 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. The Bank's capital ratio as measured by the OTS increased during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of December 31, 2004, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At December 31, 2004, the Bank's tangible, core, and risk-based capital ratios amounted to 11.95%, 11.95%, and 18.77%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

                                                             (Unaudited)
                                                         At December 31, 2004
                                                      -------------------------
                                                                        For Capital
                                                                          Adequacy
                                                      Dollar             Purposes
                                                      Amount            % of Assets
                                                      -------             -----
Tangible capital:
  Capital level                                       $23,928              11.95%
  Requirement                                           3,005               1.50
                                                      -------             -----
  Excess                                              $20,923              10.45%
                                                      =======             =====

Core capital:
  Capital level                                       $23,928              11.95%
  Requirement                                           6,009               3.00
                                                      -------             -----
  Excess                                              $17,919               8.95%
                                                      =======             =====

Risk-based capital:
  Capital level                                       $24,501              18.77%
  Requirement                                          10,444               8.00
                                                      -------             -----
  Excess                                              $14,057              10.77%
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

Deferred Tax Assets - Management expects to realize the deferred tax assets due to the continue profitability of the Company.

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

                          EAGLE BANCORP AND SUBSIDIARY
                          EAGLE BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES


Based on their evaluation, the company's Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the company's disclosure controls and procedures are effective as of December 31, 2004 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no significant changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities Use of Proceeds.

           c.)  Small Business Issuer Purchases of Equity Securities.


                                                                    Total Number           Maximum
                                                                     of Shares            Number of
                                                                     Purchased           Shares that
                              Total                                  as Part of          May Yet Be
                            Number of            Average              Publicly            Purchased
                             Shares             Price Paid        Announced Plans      Under the Plans
Period                     Purchased*           Per Share           or Programs          or Programs
------                     ----------           ---------           -----------          -----------
October 2004                    None                  N/A                  N/A
10-1-04 to
10-31-04

November 2004                 33,500               $34.55               57,500                  --
11-1-04 to
11-30-04

December 2004                   None                  N/A                  N/A
12-1-04 to
12-31-04
Total                         33,500               $34.55               57,500                  --


          *The Company publicly announced a stock repurchase program on August 21, 2003. The Company is authorized to acquire up to 57,500 shares of common stock with the price subject to market conditions. The purchases in November 2004 completed the program. The Company publicly announced a subsequent stock repurchase program on January 20, 2005. This program also authorized the Company to acquire up to 57,500 shares of common stock with the price subject to market conditions.


Item 3.   Defaults Upon Senior Securities.

          Not applicable.

                          EAGLE BANCORP AND SUBSIDIARY

Item 4.   Submission of Matters to a Vote of Security Holders.

          The following matters were voted on at the meeting held on October 21, 2004:

a.)      Election of directors for three-year terms expiring in 2007:

                                                    For:            Against:
                                                    ----            --------
  Don O. Campbell                                1,126,137           2,427
  Charles G. Jacoby                              1,126,262           2,302
  Robert L. Pennington                           1,126,262           2,302

b.) Ratification of appointment of Anderson ZurMuehlen & Co., P.C. as auditors for the fiscal year ended June 30, 2005:

                      For:           Against:          Abstain:
                      ----           --------          --------
                    1,127,479          885                  200

Item 5.   Other Information.

          None.

Item 6.   Exhibits.

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

a.)      Reports on Form 8-K

               On October 21, 2004, the registrant furnished under Item 12 of Form 8-K a press release announcing its earnings for the first quarter of the 2005 fiscal year.

               On October 26, 2004, the registrant filed a Form 8-K announcing the establishment of a split-dollar benefit plan with twelve officers of the Bank. The plan was filed with the registrant's September 30, 2004 10-QSB.

                          EAGLE BANCORP AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EAGLE BANCORP

     Date:   February 10, 2005           By:  /s/ Larry A. Dreyer
                                              -------------------
                                              Larry A. Dreyer
                                              President/Chief Executive Officer

     Date:   February 10, 2005           By:  /s/ Peter J. Johnson
                                              --------------------
                                              Peter J. Johnson
                                              Chief Financial Officer