Form 10QSB
period 2005-03-31
EAGLE BANCORP/MT
filed 2005-05-12
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT

For the transition period from                 to                       .

Commission file number 0-29687

Eagle Bancorp

(Exact name of small business issuer as specified in its charter)

United States	81-0531318
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1400 Prospect Avenue, Helena, MT 59601
(Address of principal executive offices)

(406) 442-3080
(Issuer’s telephone number)

Website address: www.americanfederalsavingsbank.com

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share 1,103,972 shares outstanding
As of May 10, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of
	March 31, 2005 (unaudited) and June 30, 2004	1 and 2

	Consolidated Statements of Income for the three and
	nine months ended March 31, 2005 and 2004 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders’ Equity
	for the nine months ended March 31, 2005 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine
	months ended March 31, 2005 and 2004 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 to 22

Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security-Holders	24
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		25

Exhibit 31.1		26

Exhibit 31.2		27

Exhibit 32.1		28

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	June 30,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$2,731,654	$3,587,145
Interest-bearing deposits with banks	114,290	759,621
Total cash and cash equivalents	2,845,944	4,346,766

Investment securities available-for-sale,
at market value	77,464,006	88,547,458
Investment securities held-to-maturity,
at amortized cost	1,265,004	1,565,692
Federal Home Loan Bank stock, at cost	1,315,400	1,672,200
Mortgage loans held-for-sale	1,072,329	1,436,747
Loans receivable, net of deferred loan fees
and allowance for loan losses	99,409,881	92,456,589
Accrued interest and dividends receivable	1,092,999	1,079,815
Mortgage servicing rights, net	1,966,728	2,003,258
Property and equipment, net	6,321,159	6,557,883
Cash surrender value of life insurance	5,004,296	2,476,842
Real estate acquired in settlement of loans,
net of allowance for losses	-	-
Other assets	433,289	870,001

Total assets	$198,191,035	$203,013,251

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Continued)

	March 31,	June 30,
	2005	2004
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$10,446,639	$9,267,458
Interest bearing	160,349,425	160,801,422
Advances from Federal Home Loan Bank	4,276,852	7,450,000
Accrued expenses and other liabilities	1,596,642	1,469,832
Total liabilities	176,669,558	178,988,712

Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share;
9,000,000 shares authorized; 1,223,572 shares
issued; 1,103,972 and 1,212,372 outstanding at
March 31, 2005 and June 30, 2004, respectively)	12,236	12,236
Additional paid-in capital	4,161,278	4,072,947
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(174,848)	(202,448)
Treasury stock, at cost (119,600 and 11,200 shares at
March 31, 2005 and June 30, 2004, respectively)	(4,047,890)	(198,665)
Retained earnings	22,341,619	21,250,088
Accumulated other comprehensive income (loss)	(770,918)	(909,619)
Total stockholders' equity	21,521,477	24,024,539

Total liabilities and stockholders' equity	$198,191,035	$203,013,251

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$1,526,271	$1,535,153	$4,497,917	$4,821,029
Interest on deposits with banks	4,420	7,612	29,158	37,039
FHLB Stock dividends	6,250	17,206	27,215	61,053
Securities available-for-sale	708,456	802,101	2,137,339	2,068,928
Securities held-to-maturity	15,640	21,567	49,953	71,173
Total interest and dividend income	2,261,037	2,383,639	6,741,582	7,059,222

Interest Expense:
Deposits	597,321	610,833	1,763,711	2,052,755
FHLB Advances	31,423	142,979	124,580	433,473
Total interest expense	628,744	753,812	1,888,291	2,486,228

Net Interest Income	1,632,293	1,629,827	4,853,291	4,572,994
Loan loss provision	-	-	-	-
Net interest income after loan loss provision	1,632,293	1,629,827	4,853,291	4,572,994

Noninterest income:
Net gain on sale of loans	119,210	195,440	344,286	1,001,983
Demand deposit service charges	126,733	149,460	410,649	475,596
Mortgage loan servicing fees	157,784	46,883	493,499	880,015
Net gain on sale of available-for-sale securities	(372)	11,070	9,399	12,372
Other	144,579	94,132	344,858	274,404
Total noninterest income	547,934	496,985	1,602,691	2,644,370

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
(Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	868,151	823,683	2,484,386	2,360,528
Occupancy expenses	130,093	132,299	378,210	364,926
Furniture and equipment depreciation	76,959	58,960	234,869	180,797
In-house computer expense	67,916	63,339	195,468	179,391
Advertising expense	44,114	32,716	131,130	106,943
Amortization of mtg servicing fees	87,103	118,753	276,229	506,561
Federal insurance premiums	6,138	6,607	18,471	19,401
Postage	28,072	33,926	76,327	93,325
Legal, accounting, and examination fees	36,375	45,425	119,953	117,368
Consulting fees	14,750	1,200	37,414	12,540
ATM processing	12,260	12,287	35,742	38,984
Other	187,324	234,417	628,314	707,331
Total noninterest expense	1,559,255	1,563,612	4,616,513	4,688,095

Income before provision for income taxes	620,972	563,200	1,839,469	2,529,269

Provision for income taxes	176,396	167,041	466,556	783,555

Net income	$444,576	$396,159	$1,372,913	$1,745,714

Basic earnings per share	$0.40	$0.33	$1.20	$1.48

Diluted earnings per share	$0.37	$0.33	$1.14	$1.46

Weighted average shares outstanding (basic eps)	1,106,049	1,186,202	1,141,231	1,182,624

Weighted average shares outstanding (diluted eps)	1,200,962	1,196,362	1,199,811	1,195,210

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended March 31, 2005

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME	TOTAL

Balance, June 30, 2004	$-	$12,236	$4,072,947	$(202,448)	$(198,665)	$21,250,088	$(909,619)	$24,024,539

Net income (unaudited)	-	-	-	-	-	1,372,913	-	1,372,913
Other comprehensive income (unaudited)	-	-	-	-	-	-	138,701	138,701

Total comprehensive income (unaudited)	-	-	-	-	-	-	-	1,511,614

Dividends paid ($.54 per share) (unaudited)	-	-	-	-	-	(281,382)	-	(281,382)

Restricted stock plan shares allocated
(4,600 shares)(unaudited)	-	-	(1,150)	-	54,050	-	-	52,900

Treasury stock purchased (22,000 shares @ $32.55)
(33,500 shares @ $34.55, 57,500 shares @
$35.30)(unaudited)	-	-	-	-	(3,903,275)	-	-	(3,903,275)

ESOP shares allocated or committed to be
released for allocation (3,450 shares)
(unaudited)	-	-	89,481	27,600	-	-	-	117,081

Balance, March 31, 2005 (unaudited)	$-	$12,236	$4,161,278	$(174,848)	$(4,047,890)	$22,341,619	$(770,918)	$21,521,477

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,372,913	$1,745,714
Adjustments to reconcile net income to net cash
from operating activities:
Provision for mortgage servicing rights valuation losses	(60,348)	(478,411)
Depreciation	382,350	332,624
Net amortization of marketable securities premium
and discounts	1,026,655	1,166,940
Amortization of capitalized mortgage servicing rights	276,229	506,561
Gain on sale of loans	(344,286)	(1,001,983)
Gain on sale of real estate owned	-	(596)
Net realized (gain) loss on sale of available-for-sale securities	(9,376)	(12,372)
FHLB & other dividends reinvested	(19,700)	(96,895)
Increase in cash surrender value of life insurance	(127,454)	(107,317)
Restricted stock award	52,900	52,900
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(13,184)	(282,835)
Loans held-for-sale	695,915	6,919,026
Other assets	78,208	94,847
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	522,209	224,006
Net cash provided by operating activities	3,833,031	9,062,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(7,679,187)	(47,125,951)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	298,219	597,147
Investment securities available-for-sale	14,285,100	23,643,785
Proceeds from sales of investment securities available-for-sale	3,698,331	6,679,310
Proceeds from the sale of real estate acquired settlement of loans	-	70,606
Purchase of bank owned life insurance	(2,400,000)	-

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
	March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
FHLB stock redeemed	376,500	-
Net (increase) decrease in loan receivable, excludes transfers
to real estate acquired in settlement of loans	(7,136,569)	3,922,403
Purchase of property and equipment	(145,626)	(387,080)
Net cash used in investing activities	1,296,768	(12,599,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	727,184	1,878,739
Net increase (decrease) in federal funds	(350,000)	-
FHLB advances	-	1,050,000
Payments on FHLB advances	(2,823,148)	(1,125,000)
Sale (Purchase) of Treasury Stock	(3,903,275)	-
Dividends paid	(281,382)	(270,150)
Net cash provided by financing activities	(6,630,621)	1,533,589

Net increase (decrease) in cash and cash equivalents	(1,500,822)	(2,003,982)

CASH AND CASH EQUIVALENTS, beginning of period	4,346,766	10,230,043

CASH AND CASH EQUIVALENTS, end of period	$2,845,944	$8,226,061

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,890,491	$2,496,741

Cash paid during the period for income taxes	$183,000	$442,650

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$(235,601)	$(84,510)

Mortgage servicing rights capitalized	$179,351	$568,112

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

The results of operations for the three month and nine month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-KSB dated June 30, 2004.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES
Investment securities are summarized as follows:

	March 31, 2005 (Unaudited)			June 30, 2004 (Audited)
		GROSS			GROSS
	AMORTIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	FAIR
	COST	GAINS (LOSSES)	VALUE	COST	GAINS (LOSSES)	VALUE
Available-for-sale:
U.S. government and
agency obligations	$7,988,151	$(118,391)	$7,869,760	$11,071,378	$(159,926)	$10,911,452
Municipal obligations	11,343,739	(2,214)	11,341,525	9,267,086	(194,580)	9,072,506
Corporate obligations	17,133,996	(396,743)	16,737,253	17,934,087	(338,757)	17,595,330
Mortgage-backed
securities	12,498,619	(129,580)	12,369,039	16,755,411	(174,212)	16,581,199
Mutual Funds	-	-	-	99,693	477	100,170
Collateralized
mortgage obligations	27,944,054	(407,249)	27,536,805	32,821,048	(405,785)	32,415,263
Common stock	-	-	-	128,908	(1,872)	127,036
Corporate preferred
stock	1,800,000	(190,376)	1,609,624	1,950,000	(205,498)	1,744,502
Total	$78,708,559	$(1,244,553)	$77,464,006	$90,027,611	$(1,480,153)	$88,547,458
Held-to-maturity:
Municipal obligations	$829,382	$33,639	$863,021	$930,422	$35,999	$966,421
Mortgage-backed
securities	435,622	13,916	449,538	635,270	28,849	664,119
Total	$1,265,004	$47,555	$1,312,559	$1,565,692	$64,848	$1,630,540

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	June 30,
	2005	2004
	(Unaudited)	(Audited)
First mortgage loans:
Residential mortgage (1-4 family)	$55,037,898	$49,044,832
Commercial real estate	12,357,979	9,336,336
Real estate construction	1,678,508	5,101,591

Other loans:
Home equity	15,551,587	14,874,279
Consumer	10,607,216	9,801,698
Commercial	4,697,723	4,840,045

Total	99,930,911	92,998,781

Less: Allowance for loan losses	(577,764)	(627,733)
Deferred loan fees	56,734	85,541

Total	$99,409,881	$92,456,589

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $569,000 and $497,000 at March 31, 2005 and June 30, 2004, respectively. Classified assets, including real estate owned, totaled $875,000 and $924,000 at March 31, 2005 and June 30, 2004 respectively.

The following is a summary of changes in the allowance for loan losses:

	Nine Months Ended	Year ended
	March 31,	June 30,
	2005	2004
	(Unaudited)	(Audited)

Balance, beginning of period	$627,733	$672,841
Reclassification to repossessed
property reserve	(10,587)	(8,671)
Provision charged to operations	-	-
Charge-offs	(46,403)	(45,431)
Recoveries	7,021	8,994
Balance, end of period	$577,764	$627,733

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. DEPOSITS

Deposits are summarized as follows:

	March 31,	June 30,
	2005	2004
	(Unaudited)	(Audited)
Noninterest checking	$10,446,639	$9,267,458
Interest-bearing checking	29,284,211	29,370,347
Passbook	26,517,724	25,862,734
Money market	28,166,795	30,332,871
Time certificates of deposit	76,380,695	75,235,470
Total	$170,796,064	$170,068,880

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2005 is computed using 1,106,049 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2005 is computed using 1,141,231 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2004 is computed using 1,186,202 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2004 is computed using 1,182,624 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,200,962 for the three months ended March 31, 2005 and 1,199,811 for the nine months ended March 31, 2005. Diluted earnings per share for the three months and nine months ended March 31, 2004 is computed using 1,196,362 and 1,195,210 weighted average shares outstanding, respectively.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid three dividends of $0.18 per share, on August 27, 2004, November 19, 2004 and February 11, 2005. A dividend of $0.18 per share was declared on April 21, 2005, payable May 20, 2005 to stockholders of record on May 6, 2005. Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of January 20, 2005, the Company’s Board of Directors approved a stock repurchase program for up to 57,500 shares. This represented approximately 11% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans. All shares were purchased under this program on February 10, 2005.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. MORTGAGE SERVICING RIGHTS

The Bank allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained from an independent third party. Impairment of mortgage servicing rights is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions, and estimates of net servicing income. If the carrying value of the mortgage servicing rights exceeds the estimated fair market value, a valuation allowance is established for any decline, which is viewed to be temporary. Charges to the valuation allowance are charged against or credited to mortgage servicing income. Periodic independent valuations of the mortgage servicing rights are performed. As a result of the most recent valuation, no temporary decline in the fair value was determined to have occurred, and no valuation allowance has been established. The following schedules show the activity in the mortgage servicing rights and the valuation allowance.

	Nine months	Twelve months
	ended	ended
	March 31,	June 30,
	2005	2004
	(Unaudited)	(Audited)
Mortgage Servicing Rights
Beginning balance	$2,063,606	$2,048,334
Servicing rights capitalized	179,351	643,798
Servicing rights amortized	(276,229)	(628,526)
Ending balance	1,966,728	2,063,606

Valuation Allowance
Beginning balance	60,348	756,720
Provision	(60,348)	(696,372)
Adjustments	-	-
Ending balance	-	60,348

Net Mortgage Servicing Rights	$1,966,728	$2,003,258

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements.” Eagle Bancorp (“Eagle” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include Eagle’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. Eagle’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain. Factors which could affect actual results but are not limited to include (i) change in general market interest rates, (ii) general economic conditions, (iii) local economic conditions, (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle’s loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) competition, and (x) demand for financial services in Eagle’s markets. These factors should be considered in evaluating the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of their dates.

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”). The Bank is a federally chartered savings bank, engaging in typical banking activities: acquiring deposits from local markets and investing in loans and investment securities. The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense. The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by moves in interest rates. Noninterest income in the form of fee income and gain on sale of loans adds to the Bank’s income.

The Bank has a strong mortgage lending focus, with the majority of its loans in single-family residential mortgages. This has led to successfully marketing home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate. The purpose of this diversification is to mitigate the Bank’s dependence on the mortgage market, as well as to improve its ability to manage its spread. The Bank’s management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan servicing portfolio, which provides a steady source of fee income. Gains on sale of loans also provide significant fee income in periods of high mortgage loan origination volumes. Fee income is also supplemented with fees generated from the Bank’s deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

For the past year, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio. In the previous two fiscal years, the Bank experienced very strong mortgage loan origination volume due to low interest rates and large refinancing activity. If, as expected, interest rates rise, mortgage volume will likely decrease (as has already been the case in the current fiscal year), reducing this component of income. Management believes that the Bank will need to focus on increasing net interest margin, other areas of fee income, and controlling operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio, reducing the investment portfolio and growing the deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.

The level and movement of interest rates impacts the Bank’s earnings as well. In the past year, the yield curve has flattened dramatically, i.e. short-term interest rates have risen much more than long-term interest rates, with some long-term rates actually declining in the past year. This can have a negative impact on the Bank’s net interest margin as its deposits are typically priced relative to short-term rates, while the majority of its loan products are priced relative to long-term rates. The Bank has been able to partially offset this effect by reinvesting investment proceeds in the loan portfolio, because as noted earlier, loans typically earn higher rates of return than investments.

Another factor which has impacted recent earnings has been the volatility in the value of the Bank’s mortgage servicing rights. The value declined significantly in fiscal year 2003, only to recover almost the entire amount in fiscal year 2004. As short-term interest rates have risen over the last year, accompanied by the expectation of increases in long-term interest rates, the value of the servicing rights has risen to the point where no valuation allowance is required at the present time. Comparisons of fiscal year 2005 to fiscal year 2004 will still be affected by the large recovery of the valuation allowance that occurred in 2004.

Financial Condition

Comparisons in this section are between the nine months ended March 31, 2005 and June 30, 2004.

Total assets decreased by $4.82 million, or 2.37%, to $198.19 million at March 31, 2005, from $203.01 million at June 30, 2004. Total liabilities decreased by $2.32 million to $176.67 million at March 31, 2005, from $178.99 million at June 30, 2004. Total equity decreased $2.50 million to $21.52 million at March 31, 2005 from $24.02 million at June 30, 2004.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition (continued)

Investment securities available-for-sale (AFS) decreased $11.09 million, or 12.52%, to $77.46 million at March 31, 2005 from $88.55 million at June 30, 2004. The investment category with the largest decrease was collateralized mortgage obligations, which decreased $4.88 million. Loans receivable increased $6.95 million, or 7.52%, to $99.41 million at March 31, 2005 from $92.46 million at June 30, 2004. Most loan categories showed an increase. Construction loans declined $3.42 million since June 30, 2004 due to completion of a large commercial construction project, while single family mortgages increased $5.99 million in the same time period. Total loan originations were $62.08 million for the nine months ended March 31, 2005, with single family mortgages (including $3.23 million of construction loans) accounting for $41.73 million of the total. Home equity and consumer loan originations totaled $7.46 million and $4.97 million, respectively, for the same period. Commercial real estate and land loan originations totaled $5.56 million. Loans held for sale decreased to $1.07 million at March 31, 2005 from $1.44 million at June 30, 2004.

Advances from the Federal Home Loan Bank of Seattle (FHLB) decreased $3.17 million, to $4.28 million from $7.45 million, while deposits were up slightly. Noninterest checking accounts and certificates of deposit showed the largest increases in deposit accounts.

Total equity declined as a result of $3.90 million in treasury stock purchased during the period, earnings for the nine months of $1.37 million, a decrease in other comprehensive loss of $139,000 (due to a reduction in net unrealized loss on securities available-for-sale) and the payment of three quarterly $0.18 per share regular cash dividends.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Net Income. Eagle’s net income was $445,000 and $396,000 for the three months ended March 31, 2005, and 2004, respectively. The increase of $49,000, or 12.37%, was primarily due to an increase in noninterest income of $51,000, a decrease in noninterest expense of $4,000, and an increase in net interest income of $3,000. Eagle’s tax provision was $9,000 higher in the current quarter. Basic earnings per share were $0.40 for the current period, compared to $0.33 for the previous year’s period.

Net Interest Income. Net interest income increased $3,000 for the current quarter. Total interest and dividend income decreased $122,000, which was offset by the decrease in interest expense of $125,000.

Interest and Dividend Income. Total interest and dividend income was $2.261 million for the quarter ended March 31, 2005, compared to $2.383 million for the quarter ended March 31, 2004, representing a decrease of $122,000, or 5.12%. Interest and fees on loans decreased to $1.526 million for the three months ended March 31, 2005 from $1.535 million for the same period ended March 31, 2004. This decrease of only $9,000, or 0.59%, was due to the decline in the average

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations for the Three Months Ended March 31, 2005 and 2004 (continued)

interest rate earned on loans, partially offset by higher average balances. The average interest rate earned on loans receivable decreased by 29 basis points, from 6.51% at March 31, 2004 to 6.22% at March 31, 2005. Average balances for loans receivable, net, increased for the quarter ended March 31, 2005 to $98.13 million, compared to $94.34 million for the previous year. This represents an increase of $3.79 million, or 4.02%. The categories with the largest increases since last year are commercial real estate and residential mortgage loans.

Interest and dividends on investment securities available-for-sale (AFS) decreased to $708,000 for the quarter ended March 31, 2005 from $802,000 for the same quarter last year. Average balances on investments decreased to $81.46 million for the quarter ended March 31, 2005, compared to $91.38 million for the quarter ended March 31, 2004. The average interest rate earned on investments dropped to 3.56% from 3.61%. Interest on securities held-to-maturity (HTM) decreased from $22,000 to $16,000, as new purchases are placed in the AFS portfolio. Dividends on FHLB stock decreased to $6,000 for the quarter ended March 31, 2005 from $17,000 for the quarter ended March 31, 2004, due to the FHLB lowering their dividend rate.

Interest Expense. Total interest expense decreased to $629,000 for the quarter ended March 31, 2005, from $754,000 for the quarter ended March 31, 2004, a decrease of $125,000, or 16.58%, primarily due to a decrease in interest paid on FHLB advances. A decrease in the average balance of borrowings from the FHLB, as well as a decrease in the average rate paid, resulted in a decrease in interest paid on borrowings to $31,000 in the current quarter compared to $143,000 in the previous year’s quarter. The Bank has paid off higher rate borrowings since March 2004. Interest on deposits decreased to $598,000 for the quarter ended March 31, 2005. This decrease of $13,000, or 2.13%, was the result of slight decreases in average rates paid and average balances. Average balances in interest-bearing deposit accounts decreased to $160.03 million for the quarter ended March 31, 2005, compared to $160.91 million for the same quarter in the previous year. The average rate paid on liabilities declined 24 basis points from the quarter ended March 31, 2004 to the quarter ended March 31, 2005.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended March 31, 2005 or the quarter ended March 31, 2004. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased slightly from $924,000 at June 30, 2004 to $875,000 at March 31, 2005. The Bank currently has no foreclosed real estate.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2005 and 2004 (continued)

Noninterest Income. Total noninterest income increased to $548,000 for the quarter ended March 31, 2005, from $497,000 for the quarter ended March 31, 2004, an increase of $51,000 or 10.26%. This was primarily due to increases in mortgage loan servicing fees and “other” noninterest income, which more than offset a decline in net gain on sale of loans. Mortgage loan origination volume is lower due principally to a decline in mortgage loan refinancing activity. Mortgage loan servicing fees increased by $111,000 due primarily to a decrease in the value of the Bank’s mortgage servicing rights in last year’s quarter of $89,000. “Other” noninterest income increased $50,000 from the previous year’s quarter due to increased income on Bank Owned Life Insurance (BOLI) (additional BOLI was purchased in the quarter ended December 31, 2004) and higher fee income on credit cards and ATM related fees. Demand deposit service charges decreased $23,000 for the quarter ended March 31, 2005 to $126,000 from $149,000 for the quarter ended March 31, 2004. This was due to decreased income on overdraft fees.

Noninterest Expense. Noninterest expense decreased by $4,000, or 0.26%, to $1.559 million for the quarter ended March 31, 2005, from $1.563 million for the quarter ended March 31, 2004. This decrease was primarily due to decreases in “other” noninterest expense of $47,000 and amortization of mortgage servicing fees of $32,000, partially offset by increases in salaries and benefits (merit raises and higher benefit costs) of $44,000 and furniture and equipment depreciation (new computer equipment) of $18,000. The decrease in “other” noninterest expense was due to decreases in several categories. The decrease in the amortization of mortgage servicing fees was related to decreased prepayment activity on mortgage loans. Other expense categories showed minor changes.

Income Tax Expense. Eagle’s income tax expense was $176,000 for the quarter ended March 31, 2005, compared to $167,000 for the quarter ended March 31, 2004. The effective tax rate for the quarter ended March 31, 2005 was 28.41% and was 29.66% for the quarter ended March 31, 2004. Management expects Eagle’s effective tax rate to be approximately 31%.

Results of Operations for the Nine Months Ended March 31, 2005 and 2004

Net Income. Eagle’s net income was $1.373 million and $1.746 million for the nine months ended March 31, 2005 and 2004, respectively. The decrease of $373,000, or 21.36%, was primarily due to a decrease in noninterest income of $1.042 million, offset by an increase in net interest income of $280,000, and a decrease in noninterest expense of $72,000. Eagle’s tax provision was $317,000 lower in the current nine month period. Basic earnings per share were $1.20, compared to $1.48 per share for the period ended March 31, 2004.

Net Interest Income. Net interest income increased to $4.853 million for the nine months ended March 31, 2005 from $4.573 million for the nine months ended March 31, 2004. This increase of $280,000 was the result of a decrease in interest expense of $598,000, partially offset by a decrease in interest and dividend income of $318,000.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2005 and 2004 (continued)

Interest and Dividend Income. Total interest and dividend income was $6.741 million for the nine months ended March 31, 2005, compared to $7.059 million for the same period ended March 31, 2004, representing a decrease of $318,000, or 4.50%. Interest and fees on loans decreased to $4.498 million for 2005 from $4.821 million for 2004. This decrease of $323,000, or 6.70%, was due to a decline in the average interest rate earned on loans. Average balances for loans receivable, net, declined less than 1%, to $95.81 million, compared to $96.00 million for the previous year. The average interest rate earned on loans receivable decreased by 44 basis points, to 6.26% from 6.70%. Interest and dividends on securities available-for-sale (AFS) increased to $2.137 million for the nine months ended March 31, 2005 from $2.069 million for the nine months ended March 31, 2004. Average balances on investment securities actually decreased to $85.13 million for the nine months ended March 31, 2005 compared to $89.20 million for the same period ended March 31, 2004. The average interest rate earned on investments increased 23 basis points, to 3.43% from 3.20%. As mentioned in the Overview section above, management is reinvesting proceeds from investment principal payments into the loan portfolio, which has caused the investment balances to decline. A slowdown in prepayment activity on mortgage-backed securities and collateralized mortgage obligations has slowed amortization of premiums, which has contributed to the higher average yield on investments. Dividends on FHLB stock decreased to $27,000 for the nine months ended March 31, 2005 from $61,000 for the nine months ended March 31, 2004 due to the lower dividend rate.

Interest Expense. Total interest expense decreased to $1.888 million for the nine months ended March 31, 2005 from $2.486 million for the nine months ended March 31, 2004, a decrease of $598,000, or 24.05%. Interest on deposits decreased to $1.764 million for the nine months ended March 31, 2005 from $2.053 million for the nine months ended March 31, 2004. This decrease of $289,000, or 14.08%, was the result of a decrease in average rates paid on deposit accounts and a decline in average balances in deposit accounts. Average rates paid on all interest-bearing deposits declined from 2004 to 2005 with the average rate paid on all liabilities dropping by 41 basis points from the nine month period ended March 31, 2004 to the nine month period ended March 31, 2005. Average balances in interest-bearing deposits decreased to $160.87 million for the nine month period ended March 31, 2005 compared to $162.69 million for the same period in the previous year. Interest paid on borrowings decreased to $124,000 for the nine months ended March 31, 2005 from $433,000 for the same period ended March 31, 2004. The decrease in borrowing costs was due to decreases in both the average rate paid and the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the nine month periods ended March 31, 2005 or March 31, 2004.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2005 and 2004 (continued)

This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased to $875,000 at March 31, 2005 from $924,000 at June 30, 2004. The Bank currently has no foreclosed property.

Noninterest Income. Total noninterest income decreased to $1.602 million for the nine months ended March 31, 2005, from $2.644 million for the nine months ended March 31, 2004, a decrease of $1.042 million, or 39.41%. This was primarily due to the significant decline in net gain on sale of loans and to larger increases in the value of the Bank’s mortgage servicing rights in the previous year’s period. Net gain on sale of loans declined to $344,000 for the nine months ended March 31, 2005, compared to $1.002 million for the same period ended March 31, 2004. This decrease was due to a decline in mortgage originations, caused by a slowdown in mortgage refinance activity. Mortgage loan servicing fees declined to $493,000 in 2005 from $880,000 in 2004. In the nine month period ended March 31, 2004, the value of the Bank’s mortgage servicing rights increased by $478,000. In the current nine month period, the value of the mortgage servicing rights increased by $60,000. Demand deposit service charges decreased to $411,000 for the nine month period ended March 31, 2005 from $476,000 for the same period ended March 31, 2004. This was due to decreased income on overdraft charges. “Other” noninterest income increased to $345,000 for the nine month period ended March 31, 2005 from $274,000 for the same period a year ago, primarily due to increased income on Bank Owned Life Insurance and credit card and ATM related fees.

Noninterest Expense. Noninterest expense decreased by $72,000, or 1.54%, to $4.616 million for the nine months ended March 31, 2005, from $4.688 million for the nine months ended March 31, 2004. This decrease was primarily due to decreases in the amortization of mortgage servicing fees of $230,000 and “other” noninterest expense of $79,000. The decrease in amortization of mortgage servicing fees was related to decreased prepayment activity on mortgage loans for the nine month period. The decrease in “other” noninterest expense was due to decreases in several categories. Salaries and benefit expenses increased $124,000 due to merit increases and to a reduction in the amount of salaries capitalized for SFAS 91 (as loan originations decline, the amount of capitalized salary expense declines, thereby increasing salary expense). Furniture and equipment depreciation expense increased $54,000 due to the purchase of new computer equipment for check imaging. Other categories of noninterest expense showed modest changes.

Income Tax Expense. Eagle’s income tax expense was $467,000 for the nine months ended March 31, 2005, compared to $784,000 for the nine months ended March 31, 2004. The effective tax rate for the nine months ended March 31, 2005 was 25.36% and was 30.98% for the nine months ended March 31, 2004.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources

The Company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio was 15.21% and 24.07% for the one month periods ended March 31, 2005 and March 31, 2004, respectively. Liquidity decreased due to decreased investment balances and the pledging of certain securities as collateral for FHLB borrowings.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, and advances from the Federal Home Loan Bank of Seattle. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity, and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management’s assessment of the bank’s ability to generate funds.

At December 31, 2004 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, improved slightly from the previous quarter. The Bank’s capital ratio as measured by the OTS increased during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of March 31, 2005, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2005, the Bank’s tangible, core, and risk-based capital ratios amounted to 12.06%, 12.06%, and 18.40%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources (continued)

	At March 31, 2005
		For Capital
		Adequacy
	Dollar	Purposes
	Amount	% of Assets
Tangible capital:
Capital level	$24,319	12.06%
Requirement	3,025	1.50
Excess	$21,294	10.56%

Core capital:
Capital level	$24,319	12.06%
Requirement	6,050	3.00
Excess	$18,269	9.06%

Risk-based capital:
Capital level	$24,879	18.40%
Requirement	10,817	8.00
Excess	$14,062	10.45%

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

Application of Critical Accounting Policies

There are a number of accounting estimates performed by the Company in preparing its financial statements. Some of the estimates are developed internally, while others are obtained from independent third parties. Examples of estimates using external sources are the fair market value of investment securities, fair value of mortgage servicing rights, deferred compensation, and appraised value of foreclosed properties. It is management’s assertion that the external sources have access to resources, methodologies, and markets that provide adequate assurances that no material impact would occur due to changes in assumptions. The following accounting estimates are performed internally:

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Application of Critical Accounting Policies (continued)

Allowance for Loan and Lease Losses (ALLL) – Management applies its knowledge of current local economic and real estate market conditions, historical experience, loan portfolio composition, and the assessment of delinquent borrowers’ situations, to determine the adequacy of its ALLL reserve. These factors are reviewed by the Bank’s federal banking regulator and the Company’s external auditors on a regular basis. The current level of the ALLL reserve is deemed to be more than adequate given the above factors, with no material impact expected due to a difference in the assumptions.

Deferred Loan Fees – Management applies time study and statistical analysis to determine loan origination costs to be capitalized under FAS 91. The analysis is reviewed by the Company’s external auditors for reasonableness. No material impact is expected if different assumptions are used, as many of our loans have a short duration.

Deferred Tax Assets – Management expects to realize the deferred tax assets due to the continue profitability of the Company.

Fair Value of Other Financial Instruments – Management uses an internal model to determine fair value for its loan portfolio and certificates of deposit. The assumptions entail spreads over the Treasury yield curve at appropriate maturity benchmarks. Assumptions incorporating different spreads would naturally deliver varying results, however due to short-term nature of the loan portfolio and certificates of deposit, changes in the results would be mitigated. Currently, the fair value is only presented as footnote information, and changes due to new assumptions would not, in management’s opinion, affect the reader’s opinion of the Company’s financial condition.

Economic Life of Fixed Assets – Management determines the useful life of its buildings, furniture, and equipment for depreciation purposes. These estimates are reviewed by the Company’s external auditors for reasonableness. No material impact is expected if different assumptions were to be used.

EAGLE BANCORP AND SUBSIDIARY
EAGLE BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

Based on their evaluation, the company’s Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the company’s disclosure controls and procedures are effective as of March 31, 2004 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no significant changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings  other than non-material legal proceedings occurring in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c.) Small Business Issuer Purchases of Equity Securities.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

January 2005	None	N/A	N/A
1-1-05 to
1-31-05

February 2005	57,500	$35.30	57,500	-
2-1-05 to
2-28-05

March 2005	None	N/A	N/A
3-1-05 to
3-31-05
Total	57,500	$35.30	57,500	-

*The Company publicly announced a stock repurchase program on January 20, 2005. The Company is authorized to acquire up to 57,500 shares of common stock with the price subject to market conditions. The purchases in February 2005 completed the program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Certification by Larry A. Dreyer, Chief Executive Officer, pursuant to Rule 13a- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a)  of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Peter J. Johnson, Chief Financial Officer, pursuant to Rule 13a- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a)  of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Larry A. Dreyer, Chief Executive Officer, and Peter J. Johnson,  Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to  Section 906 of the Sarbanes-Oxley Act of 2002.

a.)	Reports on Form 8-K

On January 20, 2005, the registrant furnished under Item 2.02 of Form 8-K a press release announcing its earnings for the second quarter of the 2005 fiscal year, and under Item 8.01 an announcement of a stock buyback program of 57,500 shares.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP

Date: May 12, 2005	By:	/s/ Larry A. Dreyer
Larry A. Dreyer
President/CEO

Date: May 12, 2005	By:	/s/ Peter J. Johnson
Peter J. Johnson
Sr. VP/CFO