Form 10KSB
period 2005-06-30
EAGLE BANCORP/MT
filed 2005-09-16
CIK 1101146

[PHOTO]

September 19, 2005

To Our Stockholders, Customers, and Friends:

The Board of Directors, management, and staff of Eagle Bancorp and its wholly owned subsidiary,

American Federal Savings Bank, are pleased to present our annual report for our fiscal year ended June 30, 2005.

In this letter written one year ago, we stated our intent to "adjust our asset mix by retaining more loans while reducing our investment activity." We were able to grow our loans receivable by $14.4 million (from $92.4 million to $106.8 million) during the past fiscal year ended June 30, 2005. We reduced our investment and mortgage-backed securities portfolio by approximately $12 million over this same period. This resulted in a $400,000 increase in our net interest income for the year. Net interest income is our main component of core earnings.

Total earnings for the year, however, decreased by $335,000 (approx. 16%) compared to the previous fiscal year ending June 30, 2004. This was primarily due to a decline in net gain on sale of loans and larger increases in the value of our mortgage servicing rights recorded in 2004.

Our current plan is to continue strong growth in the loan portfolio, this time funded by a combination of deposit growth and Federal Home Loan Bank advances rather than a reduction in the investment portfolio. This should lead to a corresponding growth in asset size.

In order to grow deposits, we are offering new certificate of deposit promotions as well as a new money market deposit account for higher balance customers.

We have recently entered into a buy-sell agreement to purchase a building site on Oak Street in Bozeman. In recent years, Bozeman has been our fastest growing market. Our 25 year old Bozeman office is inadequate to fully participate in the expected continued growth. Therefore, rather than remodel, we chose to relocate one mile away to a newly constructed facility expected to open in the spring of 2007.

Our stock has recently been trading in a range of approximately $32 to $33 per share (approx. the same as this time last year). After a 4 year rise from our April 2000 initial offering price of $8, our stock price has leveled off along with much of our community banking industry as investors await the impact on earnings of the Federal Reserve Bank efforts to slowly increase interest rates. We have taken advantage of the pause in our share price increase to repurchase shares. $3.9 million in treasury stock has been purchased during the past fiscal year.

Montana's strong economy and our resulting very high asset quality, along with our very strong capital position, have allowed us to again increase our quarterly cash dividend to $0.20 per share, an increase of $0.02 per share or 11% over the previous quarterly dividend. At a share price of $32.00, this would be a dividend yield of 2.5%.

We are very proud of our exceptionally dedicated employees! Their loyalty is demonstrated by our recent determination that 60% of them have been employed by our community bank for over 5 years (19% over 20 years, plus 22% for 10-20 years, plus 19% for 5-10 years). Their experience and professionalism make it possible for us to deliver on our slogan "Banking with a personal touch ".

In addition to serving our customers, they also make it possible to serve our other constituencies - stockholders and communities. Thank you for the privilege and for your trust in us!

                                 Very Sincerely,

                                 /s/ Larry A. Dreyer

                                 Larry A. Dreyer

                                 President and Chief Executive Officer

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005.
                                    -------------

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________.

                         Commission file number: 0-29687
            ---------------------------------------------------------

                                  Eagle Bancorp
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         United States                                   81-0531318
---------------------------------------------        ---------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                     Identification No.)

1400 Prospect Avenue, Helena, MT                         59601
---------------------------------------------        ---------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:          (406) 442-3080
                                    --------------------------------------------
                                    www.americanfederalsavingsbank.com
                                    ----------------------------------

Securities to be registered under
  Section 12(b) of the Act:
         Title of class                Name of exchange on which registered

              None                                    N/A
---------------------------------      -----------------------------------------

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

Yes          X            No
          -------                  -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year are  $11,102,000
                                                       -----------

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price as of September 1, 2005, was $10,903,233.
                                                               -----------

As of September 1, 2005, there were 1,099,272 shares of common stock issued and outstanding.

                       Documents Incorporated By Reference

     1. Portions of the proxy statements for the annual meeting of stockholders for the fiscal years ended June 30, 2005 and June 30, 2004 and the Registration Statement on Form SB-2 filed on December 20, 1999 are incorporated by reference in Part III hereof.

                     Transitional Small Business Disclosure
                     Format (Check one):

                     Yes                    No         X
                             -------                -------

                                TABLE OF CONTENTS

    Item                                                                                                 Page
     No.                                                                                                  No.
     ---                                                                                                  ---
                  Part I

      1           Description of Business..............................................................   1
      2           Description of Business Properties...................................................   22
      3           Legal Proceedings....................................................................   23
      4           Submission of Matters to a Vote of Security Holders..................................   23

                  Part II

      5           Market for Common Equity, Related Stockholder Matters and Small Business
                     Issuers' Purchases of Equity Securities...........................................   23
      5C          Small Business Issuer Purchases of Equity Securities ................................   24
      6           Management's Discussion and Analysis.................................................   24
      7           Financial Statements and Supplementary Data..........................................   31
      8           Changes in and Disagreements With Accountants on Accounting and
                     Financial Disclosure..............................................................   31
     8A           Controls and Procedures..............................................................   31
     8B           Other Information ...................................................................   31

                  Part III

      9           Directors and Executive Officers of the Registrant...................................   32
     10           Executive Compensation...............................................................   32
     11           Security Ownership of Certain Beneficial Owners and Management.......................   32
     12           Certain Relationships and Related Transactions.......................................   32
     13           Exhibits List including Consolidated Statements of Financial Condition
                     And Reports on Form 8-K...........................................................   32
     14           Principal Accountant Fees and Services...............................................   32

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

Eagle Bancorp ("Eagle" or "the Company"), a federally chartered stock holding company holds 100% of the Stock of American Federal Savings Bank ("American Federal" or "the Bank"). Its charter was approved on April 4, 2000, when it became the mid-tier stock holding company for the Bank, a federally chartered stock savings bank headquartered in Helena, Montana. Eagle Bancorp's principal business is to hold the capital stock of American Federal. Upon the reorganization and conversion to stock form of American Federal Savings Bank, Eagle Bancorp issued 575,079 shares of its common stock, par value $.01 per share (the "Common Stock") to the public at a price of $8 per share. This represents approximately 47% of the issued and outstanding shares of the Common Stock. The remaining 648,493 shares of the Common Stock are held by Eagle Financial MHC, Eagle Bancorp's mutual holding company.

American Federal was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time. In 1975, the Bank adopted a federal thrift charter. We currently have four full service offices and one satellite branch. We also have five automated teller machines located in our market area and we participate in the CashCard ATM network. The bank's website can be found at www.americanfederalsavingsbank.com.

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

We attract deposits from the general public and use these deposits primarily to originate loans and to purchase investment securities. The principal sources of funds for lending and investing activities are deposits, Federal Home Loan Bank advances, the repayment, sale and maturity of loans and sale and maturity of securities. The principal sources of income are interest on loans and investments. The principal expense is interest paid on deposits and Federal Home Loan Bank advances.

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

Competition

We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state's population is approximately 902,000 people, there are approximately 68 credit unions in Montana as well as three federally chartered thrift institutions, and 81 commercial banks as of June 30, 2005. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

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

Loan Portfolio Composition.
The following table analyzes the composition of the Bank's loan portfolio by loan category at the dates indicated.

                                                            At June 30,
                                         -------------------------------------------------
                                                  2005                       2004
                                         ----------------------     ----------------------
                                                      (Dollars in thousands)

                                                      Percent of                Percent of
                                           Amount        Total        Amount       Total
                                           ------        -----        ------       -----
First mortgage loans:
  Residential mortgage (1-4 family)(1)   $  56,533        52.68%    $  49,045       52.74%
  Commercial real estate                    14,779        13.77%        9,336       10.04%
  Real estate construction                   2,723         2.53%        5,102        5.49%
                                         ---------    ---------     ---------   ---------
    Total first mortgage loans              74,035        68.99%       63,483       68.26%
                                         ---------    ---------     ---------   ---------

Other loans:
  Home equity                               16,801        15.66%       14,874       15.99%
  Consumer                                  10,909        10.17%        9,802       10.54%
  Commercial                                 5,568         5.20%        4,840        5.20%
                                         ---------    ---------     ---------   ---------
    Total other loans                       33,278        31.01%       29,516       31.74%
                                         ---------    ---------     ---------   ---------

Total loans                                107,313       100.00%       92,999      100.00%
                                         ---------    =========     ---------   =========

Less:
  Deferred loan fees:                          (99)                       (86)
  Allowance for loan losses                    573                        628
                                         ---------                  ---------

Total loans, net                         $ 106,839                  $  92,457
                                         =========                  =========

(1) Excludes loans held for sale.

Fee Income.
American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $570,000 and $544,000 for the years ended June 30, 2005 and 2004, respectively. A write-down of the mortgage servicing rights in the amount of $735,000 was added to the valuation allowance in 2003. Of that amount $696,000 was taken back into income in 2004 reflecting increased interest rates and lower payoffs of outstanding loans serviced. In 2005, $14,000 of the valuation allowance was taken back into income. These amounts are netted against mortgage loan servicing fees in the Company's income statement. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $103,000 and $89,000 for the years ended June 30, 2005 and 2004, respectively.

Loan Maturity Schedule.
The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2005. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted. Loans having no stated maturity, those without a scheduled payment, demand loans and delinquent loans, are shown as due within six months.

                                                                  More than     More than
                                         Within 6      6 to 12    1 year to    2 years to     Over 5
                                          Months       Months      2 years       5 years       years        Total
                                          ------       ------      -------       -------       -----        -----
                                                                      (In thousands)
Residential mortgage (1-4 family)(1)     $      -     $    178     $    392     $  2,370     $ 55,722     $ 58,662
Commercial real estate                          -        1,609          675        1,505       10,990       14,779
Real estate construction                      531        2,192            -            -            -        2,723
Home equity                                   572          900          930        8,785        5,614       16,801
Consumer                                      105        1,256        2,527        5,221        1,800       10,909
Commercial                                     50        2,192          149        1,124        2,053        5,568
                                         --------     --------     --------     --------     --------     --------

Total Loans (1)                          $  1,258     $  8,327     $  4,673     $ 19,005     $ 76,179     $109,442
                                         ========     ========     ========     ========     ========     ========

--------------------
(1) Includes loans held for sale.

                              --------------------

The following table sets forth the dollar amount of all loans, at June 30, 2005, due after June 30, 2006, which have fixed interest rates and which have floating or adjustable interest rates:

                                       Fixed      Adjustable     Total
                                       -----      ----------     -----
                                            (Dollars in thousands)
Residential mortgage (1-4 family)     $50,103      $ 8,381      $58,484
Commercial real estate                 11,481        1,689       13,170
Real estate construction                    -            -            -
Home equity                             9,651        5,678       15,329
Consumer                                8,900          648        9,548
Commercial                              2,460          866        3,326
                                      -------      -------      -------

Total (1)                             $82,595      $17,262      $99,857
                                      =======      =======      =======

Percent of total                        82.71%       17.29%      100.00%

--------------------
(1) Due after June 30, 2006.

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated.

                                                    Ended June 30,
                                                    --------------
                                                  2005          2004
                                                  ----          ----
                                                    (In thousands)
Net loans receivable (1) at beginning
of period:                                     $  93,893     $ 100,430

Loans originated:
  Residential mortgage (1-4 family)               51,791        84,800
  Commercial real estate                           8,853         3,261
  Real estate construction                         6,383        11,737
  Home equity                                     11,452        13,236
  Consumer                                         6,584        10,866
  Commercial loans                                 3,404         5,351
                                               ---------     ---------

Total loans originated                            88,467       129,251
                                               ---------     ---------

Loans sold:
  Whole loans                                     29,473        66,564
  Participations                                       -         9,820
                                               ---------     ---------

Total loans sold                                  29,473        76,384
                                               ---------     ---------

Principal repayments and loan refinancings        43,968        59,471

Deferred loan fees decrease (increase)                13            22

Allowance for loans decrease (increase)               55            45

Net loan increase (decrease)                      15,094        (6,537)
                                               ---------     ---------

Net loans receivable (1) at end of period      $ 108,987     $  93,893
                                               =========     =========

--------------------
(1) Includes loans held for sale.

Residential Lending
The Bank's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank's market area. Approximately 52.68% of the bank's loans as of June 30, 2005 were comprised of such loans. American Federal generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12 year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank's fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. All 30 year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing loans sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower's payments and send them to the purchaser. The retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $570,000 (before adjustments to the valuation allowance on Mortgage Servicing Rights) for the year ended June 30, 2005. At June 30, 2005, American Federal Savings Bank had $199.73 million in residential mortgage loans sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans.
American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers' primary real estate, but are typically subject to a prior lien, which may or may not be held by the Bank. At June 30, 2005, $16.80 million or 15.66% of our total loans, were home equity loans. Borrowers may use the proceeds from the Bank's home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as wells as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than fifteen years.

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

Commercial Real Estate.
American Federal Savings Bank originates commercial real estate mortgage loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate loans make up 13.77% of the Bank's total loan portfolio, or $14.78 million at June 30, 2005. The majority of these loans are non-residential commercial real estate loans. American Federal Savings Bank's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $151,000 and is typically made with fixed rates of interest with five to 15 year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within the market area of the Bank and all are within the state of Montana. American Federal Savings Bank's largest single commercial real estate loan had a balance of approximately $1,540,000 on June 30, 2005, and was secured by a commercial building. This loan contains a 90 percent government guaranty under the USDA Rural Development Program.

Real Estate Construction Lending.
American Federal Savings Bank also lends funds for the construction of one- to four-family homes. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Real estate construction loans accounted for $2.72 million or 2.54% of American Federal's loan portfolio at June 30, 2005.

Consumer Loans.
As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank has made significant efforts to grow its consumer lending portfolio. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank. As of June 30, 2005, consumer loans totaled $10.91 million or 10.16% of the Bank's total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank's market area and generally have maturities of up to 7 years. For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

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

Commercial Loans.
Commercial loans amounted to $5.57 million, or 5.19% of the Bank's total loan portfolio at June 30, 2005. American Federal Savings Bank's commercial loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial loan portfolio amounts to only 5.19% of the total portfolio at June 30, 2005, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower.
Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of June 30, 2005, our largest aggregation of loans to one borrower was approximately $1,540,000, consisting of one commercial real estate loan secured primarily by a commercial building. This was well below our federal legal lending limit to one borrower of approximately $3.79 million at such date. At June 30, 2005, this loan was current.

Loan Solicitation and Processing.
Our customary sources of mortgage loan applications include repeat customers, walk-ins, and referrals from home builders and real estate brokers. We also advertise in local newspapers and on local radio and television. We recently added an online mortgage loan application and pre-approval feature to our website. Our branch managers and loan officers located at our headquarters and in branches, have authority to approve certain types of loans when presented with a completed application. Other loans must be approved at our main offices as disclosed herein. No loan consultants or loan brokers are currently used by us for either residential or commercial lending activities.

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

Loan Commitments.
We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of our commitments to extend credit as of June 30, 2005, was approximately $6.38 million, of which $1.53 million was for residential mortgage loans.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2005, American Federal Savings Bank had no real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2005, we had $434,000 of loans that were non-performing and held on non-accrual status.

Delinquent Loans.
The following table provides information regarding the Bank's loans that are delinquent 30 to 89 days at June 30, 2005:

                                                 Percentage
                                                  of Total
                                                 Delinquent
                             Number    Amount      Loans
                             ------    ------      -----
                                 (Dollars in thousands)
Loan Type:
Mortgage (1-4 family)            4      $143       19.56%
Real estate construction         -         -        0.00%
Commercial real estate           3       349       47.74%
Home equity                      6        93       12.72%
Consumer                        28       140       19.15%
Commercial                       1         6        0.82%
                              ----      ----      ------

Total                           42      $731      100.00%
                              ====      ====      ======

Non-Performing Assets.
The following table sets forth information regarding American Federal Savings Bank's non-performing assets as of the dates indicated. The Bank does not have any troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards No. 114.

                                                     At June 30,
                                                     -----------
                                                   2005       2004
                                                   ----       ----
                                               (Dollars in thousands)
Non-accrual loans                                  $434       $497
Accruing loans delinquent 90 days or more            67        125
Real estate owned                                     -          -
                                                   ----       ----

Total                                              $501       $622
                                                   ====       ====
Total non-performing loans as a percentage
of total loan portfolio                            0.47%      0.67%

Percentage of total assets                         0.24%      0.31%

The decrease in non-accrual loans during the year ended June 30, 2005, was attributable primarily to two residential mortgage loans being removed from non-accrual status. During the year ended June 30, 2005, the Bank had no foreclosures.

During the year ended June 30, 2005, approximately $16,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. This amount was not included in the Bank's interest income for the period.

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

Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. In addition, each loan that exceeds $500,000 and each group of loans that exceeds $500,000 is monitored more closely. The following table reflects our classified assets.

                                              At June 30,
                                              -----------
                                            2005      2004
                                            ----      ----
                                            (In thousands)
Residential mortgages
 (1-4 family):
  Special mention                           $  -      $  -
  Substandard                                237       199
  Doubtful                                     -         -
  Loss                                         -         -

Commercial Real Estate and Land:
  Special mention                              -         -
  Substandard                                 87        86
  Doubtful                                     -         -
  Loss                                         -         -

Home equity loans:
  Special mention                              -         -
  Substandard                                100       232
  Doubtful                                    32         -
  Loss                                         -         -

Consumer loans:
  Special mention                              -         -
  Substandard                                  5        43
  Doubtful                                     -         -
  Loss                                        24        23

Commercial loans:
  Special mention                              -         -
  Substandard                                260       317
  Doubtful                                     -         -
  Loss                                         -         -

Real estate owned/repossessed property
  Special mention                              -         -
  Substandard                                 10        15
  Doubtful                                     -         -
  Loss                                         5         9
                                            ----      ----

Total classified loans and
 real estate owned                          $760      $924
                                            ====      ====

Allowance for Loan Losses and Real Estate Owned.
The Bank segregates its loan portfolio for loan losses into the following broad categories: residential mortgages (1-4 family), commercial real estate, real estate construction, commercial loans, home equity loans and consumer loans. The Bank provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based on historical analyses and other factors such as peer group and national comparisons (used primarily when recent loss history is inadequate). A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; and changes in the outlook for the local, regional and national economy.

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

Provisions for losses are charged against earnings in the period they are established. We had $573,000 in allowances for loan losses at June 30, 2005.

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

The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

                                                                            For the Years Ended
                                                                                  June 30,
                                                                           ---------------------
                                                                             2005        2004
                                                                           ---------   ---------
                                                                           (Dollars in thousands)
Balance at beginning of period                                             $     628   $     673
                                                                           ---------   ---------
Loans charged-off                                                                (50)        (45)
Recoveries                                                                        10           9
                                                                           ---------   ---------
Net loans charged-off                                                            (40)        (36)
Provision for possible loan losses                                                 -           -
Transfer to repossessed property reserve                                         (15)         (9)
                                                                           ---------   ---------
Balance at end of period                                                   $     573   $     628
                                                                           =========   =========
Allowance for loan losses to total loans                                        0.53%       0.68%

Allowance for loan losses to total non-
  performing loans                                                            132.03%     100.96%

Net recoveries (charge-offs) to average loans
  outstanding during the period                                                (0.05)%     (0.04)%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

                                                  2005                                           2004
                              --------------------------------------------   ---------------------------------------------
                                                                (Dollars in thousands)

                                            Percentage        Loans in                     Percentage        Loans in
                                           of Allowance    Each Category                  of Allowance     Each Category
                                             to Total         to Total                      to Total         to Total
                               Amount        Allowance         Loans           Amount       Allowance          Loans
                               ------        ---------         -----           ------       ---------          -----
First Mortgage Loans:
  Residential mortgage (1-4
    family)                   $     51           8.90%         52.74%         $     50          7.96%          52.74%
  Commercial real estate            19           3.31%         10.04%              262         41.72%          10.04%
  Real estate construction           3           0.52%          5.48%                4          0.64%           5.48%
                              --------         ------         ------          --------        ------          ------
    Total mortgage loans            73          12.73%         68.26%              316         50.32%          68.26%
                              --------         ------         ------          --------        ------          ------

Other loans:
  Home equity                        8           1.40%         15.99%              141         22.45%          15.99%
  Consumer                         327          57.07%         10.54%               85         13.54%          10.54%
  Commercial                       165          28.80%          5.21%               86         13.69%           5.21%
                              --------         ------         ------          --------        ------          ------
    Total other loans              500          87.27%         31.74%              312         49.68%          31.74%
                              --------         ------         ------          --------        ------          ------

    Total                     $    573         100.00%        100.00%         $    628        100.00%         100.00%
                              ========         ======         ======          ========        ======          ======

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

Investment Securities.
We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. At June 30, 2005, our investment securities were U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities, collateralized mortgage obligations and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Investment securities held-to-maturity represented 1.57% of Eagle's total investment portfolio. Securities available-for-sale totaled 98.43% of Eagle's total investment portfolio.

Corporate Debt.
We also invest in corporate securities. Corporate bonds may offer a higher yield than a U.S. Treasury security of comparable duration. These debt instruments also may have a higher risk of default due to adverse change in the creditworthiness of the issuer. Our policy limits investments in corporate bonds to securities rated investment grade or better. At June 30, 2005, 21.97% of our investment portfolio consisted of corporate obligations.

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

Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. At June 30, 2005, 14.95% of our investment portfolio (in both held-to-maturity and available-for-sale) consisted of mortgage-backed securities.

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

Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Eagle's investment policy requires that a pre-purchase analysis be performed and documented in investment portfolio records. At June 30, 2005, 31.89% of our investment portfolio (exclusive of interest-bearing-deposits with banks) consisted of collateralized mortgage obligations.

Other Securities.
Equity securities owned consist of a $1.32 million investment in Federal Home Loan Bank of Seattle common stock and $1.80 million of corporate preferred stock as of June 30, 2005. As a member of the Federal Home Loan Bank of Seattle, ownership of Federal Home Loan Bank of Seattle common shares is required. The remaining securities and deposits provide diversification and complement our overall investment strategy.

The following table sets forth the carrying value of Eagle's investment and mortgage-backed securities portfolio at the dates indicated.

                                                                               At June 30,
                                                      ---------------------------------------------------------------
                                                               2005                                2004
                                                      -----------------------------   -------------------------------
                                                                         (Dollars in thousands)

                                                            Book      Percentage               Book       Percentage
                                                           Value       of Total               Value        of Total
                                                           -----       --------               -----        --------
Securities available for sale, at fair value:
  U.S. Government and agency obligations                $   7,971          10.02%          $   10,911          11.79%
  Corporate obligations                                    16,789          21.10               17,595          19.01
  Municipal obligations                                    13,427          16.87                9,073           9.80
  Collateralized mortgage obligations                      24,370          30.62               32,415          35.03
  Mortgage-backed securities                               11,054          13.88               16,581          17.92
  Common Stock                                                  -              -                  127           0.14
  Mutual Funds                                                  -              -                  100           0.11
  Corporate preferred stock                                 1,616           2.03                1,745           1.89
                                                        ---------         ------           ----------         ------
Total securities available-for-sale                        75,227          94.52               88,547          95.68
                                                        ---------         ------           ----------         ------

Securities held to maturity, at book value:

  U.S. Government and agency obligations                        -              -                    -              -
  Mortgage-backed securities                                  372           0.47                  635           0.69
  Municipal obligations                                       829           1.04                  930           1.00
                                                        ---------         ------           ----------         ------
Total securities held-to-maturity                           1,201           1.51                1,565           1.69
                                                        ---------         ------           ----------         ------
Total securities                                           76,428          96.03               90,112          97.37
                                                        ---------         ------           ----------         ------
Interest-bearing deposits                                   1,844           2.32                  760           0.82
                                                        ---------         ------           ----------         ------
Federal Home Loan Bank capital
  stock, at cost                                            1,315           1.05                1,672           1.81
                                                        ---------         ------           ----------         ------
Total                                                   $  79,587         100.00%          $   92,544         100.00%
                                                        =========         ======           ==========         ======

The following table sets forth information regarding the carrying values, weighted average yields and maturities of Eagle's investment and mortgage-backed securities portfolio at June 30, 2005.

                                                                     At June 30, 2005
                              ------------------------------------------------------------------------------------------------------
                                One Year or Less     One to Five Years     More than Five Years       Total Investment Securities
                                ----------------     -----------------     --------------------       ---------------------------
                                        Annualized            Annualized             Annualized                           Annualized
                                         Weighted              Weighted               Weighted              Approximate    Weighted
                              Carrying   Average    Carrying   Average    Carrying    Average    Carrying     Market        Average
                               Value      Yield       Value     Yield       Value      Yield      Value       Value          Yield
                               -----      -----       -----     -----       -----      -----      -----       -----          -----
                                                                   (Dollars in thousands)
Securities available
  for sale:
  U.S. Government and agency
    obligations               $ 1,512      2.31%     $ 4,509     3.40%     $ 1,949     3.38%     $ 7,970     $ 7,970         3.19%
  Corporate obligations           509      2.68       16,281     3.37            -        -       16,790      16,790         3.35
  Municipal obligations             -         -           98     3.98       13,329     5.82       13,427      13,427         5.81
  Collateralized mortgage
    obligations                     -         -        1,993     3.62       22,377     3.74       24,370      24,370         3.73
  Mortgage-backed securities        -         -        4,484     3.57        6,570     3.30       11,054      11,054         3.41
  Mutual funds                      -         -            -        -            -        -            -           -            -
  Corporate preferred stock         -         -            -        -        1,616     4.84        1,616       1,616         4.84
  Common stock (dividend
    yield)                          -         -            -        -            -        -            -           -            -
                              -------      ----      -------     ----      -------     ----      -------     -------         ----
Total securities available
  for sale                      2,021      2.40       27,365     3.43       45,841     4.31       75,227      75,227         3.94
                              -------      ----      -------     ----      -------     ----      -------     -------         ----

Securities held to maturity:
  Mortgage-backed securities        7      7.58          365     5.78            -        -          372         383         5.81
  Municipal obligations             -         -          565     5.55          264     6.75          829         866         5.93
                              -------      ----      -------     ----      -------     ----      -------     -------         ----

Total securities held to
  maturity                          7      7.58          930     5.64          264     6.75        1,201       1,249         5.90
                              -------      ----      -------     ----      -------     ----      -------     -------         ----

Total securities                2,028      2.42       28,295     3.50       46,105     4.32       76,428      76,476         3.97
                              -------      ----      -------     ----      -------     ----      -------     -------         ----

Interest-bearing deposits       1,844      3.28            -        -            -        -        1,844       1,844         3.28
                              -------      ----      -------     ----      -------     ----      -------     -------         ----

Federal Home Loan Bank
  capital stock                     -         -            -        -        1,315        -        1,315       1,315            -
                              -------      ----      -------     ----      -------     ----      -------     -------         ----

Total                         $ 3,872      2.83%     $28,295     3.50%     $47,420     4.20%     $79,587     $79,635         3.89%
                              =======      ====      =======     ====      =======     ====      =======     =======         ====

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

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, passbook and statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $119.18 million or 69.09% of the Bank's deposits at June 30, 2005 ($94.51 million or 54.79% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, will result in an increase in our cost of funds.

The following table sets forth American Federal's distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

                                                                            At June 30,
                                        ------------------------------------------------------------------------------------
                                                        2005                                       2004
                                        ----------------------------------------   -----------------------------------------
                                                                     Weighted                                   Weighted
                                                        Percent       Average                     Percent       Average
                                          Amount       of Total        Rate             Amount    of Total        Rate
                                          ------       --------        ----             ------    --------        ----
                                                                      (Dollars in thousands)
                                                                      ----------------------
Noninterest checking                    $ 11,660          6.76%        0.00%           $  9,268      5.45%        0.00%
Passbook savings                          25,239         14.63%        0.65%             25,863     15.21%        0.65%
NOW account/Interest bearing
  checking                                30,865         17.89%        0.18%             29,370     17.27%        0.19%
Money market accounts                     26,748         17.83%        1.07%             30,333     17.83%        0.91%
                                        --------        ------                         --------    ------
    Total                                 94,512         54.79%        0.54%             94,834     55.76%        0.53%
                                        --------        ------                         --------    ------

Certificates of deposit accounts:
  IRA certificates                        24,665         14.30%        3.08%             24,597     14.46%        3.05%
  Other certificates                      53,319         30.91%        2.54%             50,638     29.78%        2.14%
                                        --------        ------                         --------    ------
Total certificates of deposit             77,984         45.21%        2.71%             75,235     44.24%        2.44%
                                        --------        ------                         --------    ------
  Total deposits                        $172,496        100.00%        1.52%           $170,069    100.00%        1.37%
                                        ========        ======                         ========    ======

The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2005, for the maturity dates indicated:

                                  Certificate of Deposit Maturity
                    -------------------------------------------------------------------
                                           (In thousands)
                                                                  After
                    June 30,      June 30,      June 30,       June 30,
                        2006          2007          2008           2008          Total
                        ----          ----          ----           ----          -----
1.01-2.00%           $ 8,234       $     -        $    -         $    -         $ 8,234
2.01-3.00%            48,064        13,984           553             80          62,681
3.01-4.00%             2,607           371         1,000          1,144           5,122
4.01-5.00%               872           301           261             28           1,462
5.01-6.00%               337            32             -              -             369
6.01-7.00%               116             -             -              -             116
                     -------       -------        ------         ------         -------

Total                $60,230       $14,688        $1,814         $1,252         $77,984
                     =======       =======        ======         ======         =======

The following table shows the amount of certificates of deposit of more than $100,000 by time remaining until maturity as of June 30, 2005:

                      Jumbo Certificates By Maturity
--------------------------------------------------------------------------------
Maturity Period                                                   Amount
---------------                                                   ------
                                                              (In thousands)

3 months or less                                                 $ 2,687
Over 3 to 6 months                                                 4,183
Over 6 to 12 months                                                4,329
Over 12 months                                                     2,861
                                                                 -------
  Total                                                          $14,060
                                                                 =======

The following table sets forth the net changes in deposit accounts for the periods indicated:

                                                 Year Ended June 30,
                                             ----------------------------
                                              2005               2004
                                              ----               ----
                                                (Dollars in thousands)
Opening balance                              $170,069            $168,424
Deposits(Withdrawals), Net                        115                (882)
Interest credited                               2,312               2,527
                                             --------            --------
Ending balance                               $172,496            $170,069
                                             ========            ========

Net increase                                 $  2,427            $  1,645

Percent increase                                 1.43%               0.98%

Weighted average cost of
  deposits during the period                     1.49%               1.62%

Weighted average cost of
  deposits at end of period                      1.52%               1.36%

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

The following table sets forth information concerning our borrowing from the Federal Home Loan Bank of Seattle at the end of, and during, the periods indicated:

                                                              At or For the Year
                                                                Ended June 30,
                                                           -------------------------
                                                            2005              2004
                                                            ----              ----
                                                            (Dollars in thousands)
Advances from Federal Home Loan Bank:
  Average balance                                           $5,093           $9,072
  Maximum balance at any month-end                           9,885            9,236
  Balance at period end                                      9,885            7,450

Weighted average interest rate during the period              3.30%            6.21%
Weighted average interest rate at period end                  3.78%            3.58%

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except for American Federal Savings Bank, the wholly owned subsidiary of Eagle Bancorp.

Personnel

As of June 30, 2005, we had 65 full-time employees and 6 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

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

Regulatory Capital Requirements.
Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three capital standards. The standards for capital adequacy are tangible capital equal to 1.5% of adjusted total assets, core capital (leverage ratio) equal to at least 4% of total adjusted assets, and risk-based capital equal to 8% of total risk-weighted assets. In order to be deemed "Well Capitalized", OTS rules require a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6%, and a total risk-based ratio of at least 10%. American Federal's capital ratios at June 30, 2005 are set forth below.

                                                                 For Capital Adequacy
                                       Actual                           Purposes
                             ----------------------------   -------------------------------
                              Amount           Ratio             Amount            Ratio
                             ------------   -------------   ---------------   -------------
                                               (Dollars in thousands)

Tangible                     $24,613           11.77            $ 3,138             1.50
Leverage                     $24,613           11.77            $ 6,275             3.00
Tier 1 risk-based            $24,613           17.29            $ 5,696             4.00
Total risk-based             $25,161           17.69            $11,391             8.00

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

Office of Thrift Supervision regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it is in need of more than the normal supervision has the greatest amount of flexibility for determining dividends. Such institutions can, after prior notice but without the approval of the Office of Thrift Supervision, make capital distributions during a calendar year. These distributions can be equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its excess capital divided by its fully phased-in capital requirements at the beginning of the calendar year. At the institution's discretion, dividends can also be 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior regulatory notice. As of June 30, 2005, American Federal Savings Bank had this level of flexibility with respect to dividends.

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

The revisions to the Internal Revenue Code in 1996 also provided that all thrift institutions must generally recapture any "applicable excess reserves" into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution's applicable excess reserves equals the excess of the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. These are known as pre-1988 reserves. American Federal Savings Bank had recaptured all of it's remaining applicable excess reserve as of June 30, 2005.

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

                                                                          Net Book
                                                                          Value At            Square
       Location                     Address                  Opened     June 30, 2005        Footage
-------------------------    ----------------------------   -------   ------------------   -----------
Helena Main                  1400 Prospect Ave.               1997        $4,712,802          32,304
Office                       Helena, MT 59601

Helena Downtown              28 Neill Ave.                    1987        $  407,372           1,391
Drive-up                     Helena, MT 59601

Butte Office                 3401 Harrison Ave.               1979        $  531,203           3,890
                             Butte, MT 59701

Bozeman Office               606 North Seventh                1980        $  529,132           5,886
                             Bozeman, MT 59715

Townsend Office              416 Broadway                     1979        $  31,915            1,973
                             Townsend, MT 59644

As of June 30, 2005, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $6.2 million. Eagle has an earnest money deposit for the purchase of land in Bozeman for potential branch relocation.

ITEM 3.  LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal. The Bank has filed a suit in federal court against the Department of Housing and Urban Development regarding a dispute over a foreclosed property. Other than that case, there were no lawsuits pending or known to be contemplated against Eagle or American Federal at June 30, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS' PURCHASES OF EQUITY SECURITIES.

The common stock is traded on the OTC Bulletin Board under the symbol "EBMT." At the close of business on June 30, 2005, there were 1,103,972 shares of common stock outstanding, held by approximately 600 shareholders of record. Eagle Financial MHC, Eagle's mutual holding company, held 648,493 shares (or 58.7%) of the outstanding common stock.

The high bid and asked prices noted below for the four quarters of fiscal 2004 and the four quarters of the current fiscal year were obtained from the OTC Bulletin Board. The quotations reflect interdealer prices without retail markup, markdown or commission, and may not represent actual transactions.

                                                             High Bid           Low Bid
                                                             --------           -------
Fourth quarter 2005                                           $35.00            $30.00
Third quarter 2005                                            $37.00            $34.00
Second quarter 2005                                           $38.00            $31.50
First quarter 2005                                            $33.00            $31.50
Fourth quarter 2004                                           $45.00            $30.50
Third quarter 2004                                            $40.00            $34.25
Second quarter 2004                                           $38.00            $28.00
First quarter 2004                                            $30.00            $25.10

The closing price of the common stock on June 30, 2005, was $30.00. The company had paid four quarterly dividends during the year, all in the amount of $0.18 per share. Eagle Financial MHC waived receipt of its dividends during the year.

ITEM 5(C)  SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

---------------------------------------------------------------------------------------------------
                                                            Total Number            Maximum
                                                             of Shares             Number of
                                                             Purchased            Shares that
                            Total                            as Part of            May Yet Be
                          Number of            Average        Publicly             Purchased
                            Shares           Price Paid    Announced Plans       Under the Plans
Period                    Purchased*          Per Share     or Programs           or Programs
---------------------------------------------------------------------------------------------------

April 2005
  4-1-05 to 4-30-05         None                 N/A           N/A
---------------------------------------------------------------------------------------------------

May 2005
  5-1-05 to 5-31-05         None                 N/A           N/A
---------------------------------------------------------------------------------------------------

June 2005
  6-1-05 to 6-30-05         None                 N/A           N/A
---------------------------------------------------------------------------------------------------
Total                       None                 N/A           N/A                       -
---------------------------------------------------------------------------------------------------

*The Company publicly announced a stock repurchase program on July 21, 2005. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of September 1, 2005, 4,700 shares had been purchased.

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

General

Eagle Bancorp's subsidiary, American Federal Savings Bank, operates as a community savings bank. It raises money by offering FDIC-insured deposit products and lending this money, primarily for the purpose of home financing. As of June 30, 2005, 44.87% of its total loans were residential mortgage loans with fixed rates and 7.81% were residential mortgage loans with adjustable rates. Total first lien mortgage loans at June 30, 2005, were $74.04 million or 68.99% of the total loan portfolio. Other loan products include home equity loans, consumer and commercial loans. These loans totaled $33.28 million or 31.01% of the total loan portfolio.

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

                                                                  For the twelve months ended June 30,
                                                     -----------------------------   ------------------------------
                                                                  2005                              2004
                                                     -----------------------------   ------------------------------
                                                                          (Dollars in thousands)
                                                     Average   Interest                Average    Interest
                                                      Daily      and      Yield/        Daily       and      Yield/
                                                     Balance   Dividends   Rate        Balance    Dividends   Rate
                                                     -------   ---------   ----        -------    ---------   ----
Assets:
  Interest-earning assets:
    FHLB stock                                       $  1,421    $   20     1.41%      $  1,699     $   78    4.59%
    Loans receivable, net                              97,889     6,117     6.25         94,698      6,266    6.62
    Investment securities                              83,087     2,872     3.46         90,174      2,881    3.19
    Interest-bearing deposits with banks                1,992        34     1.71          5,279         49    0.93
                                                     --------    ------     ----       --------     ------   -----
Total interest-earning assets                         184,389     9,043     4.90        191,850      9,274    4.83
Noninterest-earning assets                             17,393                            15,265
                                                     --------                          --------
Total assets                                         $201,782                          $207,115
                                                     ========                          ========

Liabilities and Equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Money market                                   $ 29,369    $  291     0.99       $ 31,385     $  333    1.06
      Passbooks                                        26,154       170     0.65         25,811        201    0.78
      Checking                                         29,753        54     0.18         28,511         72    0.25
      Certificates of deposit                          75,526     1,880     2.49         76,763      2,025    2.64
    Advances from FHLB                                  5,093       168     3.30          9,072        563    6.21
                                                     --------    ------     ----       --------     ------   -----
Total interest-bearing liabilities                    165,895     2,563     1.54        171,542      3,194    1.86
Non-interest checking                                  10,707                             9,412
Other noninterest-bearing liabilities                   1,877                             1,898
                                                     --------                          --------
Total liabilities                                     178,479                           182,852

Total equity                                           23,303                            24,263
                                                     ========                          ========
Total liabilities and equity                         $201,782                          $207,115
                                                     ========                          ========
Net interest income/interest rate spread(1)                      $6,480     3.36%                   $6,080    2.97%
                                                                 ======   ======                    ======  ======
Net interest margin(2)                                                      3.51%                             3.17%
                                                                          ======                            ======
Total interest-earning assets to int-bearing
  liabilities                                                             111.15%                           111.84%
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

                             ----------------------

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

                                                                    For the Years Ended June 30,
                                                                        Increase (Decrease)
                                           --------------------------------------------------------------------------
                                                        2005 vs 2004                         2004 vs 2003
                                                           Due to                               Due to
                                           Volume          Rate         Net      Volume         Rate         Net
                                           ------          ----         ---      ------         ----         ---
                                                                       (In thousands)
Interest earning assets:
  Loans receivable, net                    $ 212        $(361)        $(149)      $(700)     $  (728)     $ (1,428)
  Investment securities                     (230)         221            (9)        865         (462)          403
  Interest-bearing deposits with banks       (31)          16           (15)        (52)         (33)          (85)
  Other earning assets                       (13)         (45)          (58)          4          (26)          (22)
                                           -----        -----         -----       -----      -------      --------
Total interest earning assets                (62)        (169)         (231)        117       (1,249)       (1,132)

Interest-bearing liabilities:
  Passbook, money market and
    checking accounts                         (2)         (89)          (91)         85         (455)         (370)
  Certificates of deposit                    (32)        (113)         (145)         93         (725)         (632)
  Borrowings                                (247)        (148)         (395)        (14)          (4)          (18)
                                           -----        -----         -----       -----      -------      --------
Total interest-bearing liabilities          (281)        (350)         (631)        164       (1,184)       (1,020)

Change in net interest income              $ 219        $ 181         $ 400       $ (47)     $   (65)     $   (112)
                                           =====        =====         =====       =====      =======      ========

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

The level and movement of interest rates impacts the Bank's earnings as well. In the past year, the yield curve has flattened dramatically, i.e. short-term interest rates have risen much more than long-term interest rates, with some long-term rates actually declining in the past year. This can have a negative impact on the Bank's net interest margin as its deposits are typically priced relative to short-term rates, while the majority of its loan products are priced relative to long-term rates. The Bank has been able to partially offset this effect by reinvesting investment proceeds in the loan portfolio, because as noted earlier, loans typically earn higher rates of return than investments.

Another factor which has impacted recent earnings has been the volatility in the value of the Bank's mortgage servicing rights. The value declined significantly in fiscal year 2003, only to recover almost the entire amount in fiscal year 2004. As short-term interest rates have risen over the last year, accompanied by the expectation of increases in long-term interest rates, the value of the servicing rights has risen to the point where only a small valuation allowance is required at the present time. Comparisons of fiscal year 2005 to fiscal year 2004 will be affected by the large recovery of the valuation allowance that happened in 2004.

Financial Condition

Introduction.
Total assets increased $3.40 million, or 1.67%, to $206.41 million at June 30, 2005, compared to $203.01 million at June 30, 2004. Total liabilities increased by $5.16 million, or 2.88%, to $184.15 million at June 30, 2005, from $178.99 million at June 30, 2004. The loan portfolio grew over $14 million during the year, due to a slowdown in mortgage prepayments and fewer loan sales. Deposit growth was up slightly from the previous year's pace, with checking accounts showing the largest increase.

Balance Sheet Details.
Reversing the trend of the previous three years, the available-for-sale (AFS) investment portfolio decreased $13.32 million, or 15.04%, to $75.23 million at June 30, 2005 from $88.55 million at June 30, 2004. Loans receivable increased for the first time since FY 2001, growing $14.38 million, or 15.55% to $106.84 million from $92.46 million. As mentioned above, a slowdown in loan prepayments and fewer loan sales contributed to the increase. Much of the growth in the loan portfolio was funded by maturities and payments from the AFS investment portfolio. Residential mortgage loans increased $7.49 million during the year, and commercial real estate increased $5.44 million. Commercial real estate was the only loan category which had an increase in loan originations compared to the previous year. The Company purchased additional bank-owned life insurance during the year to help offset rising employee benefit expenses, which contributed to the increase in cash surrender value of life insurance of $2.57 million.

Total deposits increased $2.43 million. Non-interest checking increased $2.39 million, to $11.66 million at June 30, 2005 from $9.27 million at June 30, 2004. Interest-bearing deposits increased slightly, to $160.84 million at June 30, 2005 from $160.80 million at June 30, 2004, an increase of $40,000, or 0.02%.
Certificates of deposit increased $2.74 million and interest-earning checking accounts increased $1.50 million while money market accounts declined $3.58 million. Deposit growth is expected to continue to be difficult to achieve due to fierce competition among financial institutions in our markets. Advances from the Federal Home Loan Bank increased to $9.89 million at year-end 2005 from $7.45 million at year-end 2004, an increase of $2.44 million. This increase was needed to help fund loan growth.

Total shareholders' equity was $22.27 million at June 30, 2005, a decrease of $1.75 million. This decrease was primarily attributable to the purchase of treasury stock and dividend paid during the year, partially offset by net income and the increase in accumulated other comprehensive income (caused by a reduction in unrealized losses on the AFS investment portfolio).

Comparison of Operating Results for the Years Ending June 30, 2005 and 2004

Net Income.
Eagle's net income was $1.743 million and $2.078 million for the years ended June 30, 2005 and 2004 respectively. This decrease of $335,000, or 16.11%, was primarily due to a decrease in noninterest income of $1.375 million, offset by an increase in net interest income of $400,000 and a decrease in noninterest expense of $19,000. Eagle's tax provision was $418,000 lower in 2005. Eagle also incurred an extraordinary loss of $203,000 (net of tax benefit of $127,000) in the fourth quarter of 2004. This was the result of prepayment penalties on FHLB borrowings, which were paid off prior to maturity. Basic earnings per share for the year ended June 30, 2005 were $1.55, compared to $1.76 for the year ended June 30, 2004. Diluted earnings per share were $1.45 and $1.74 for 2005 and 2004, respectively.

Net Interest Income.
Net interest income (before provision for loan losses) increased to $6.480 million for the year ended June 30, 2005, from $6.080 million for the previous year. This increase of $400,000, or 6.58%, was the result of a decrease in interest expense of $631,000, partially offset by a decrease in interest and dividend income of $231,000.

Interest and Dividend Income.
Total interest and dividend income was $9.043 million for the year ended June 30, 2005, compared to $9.274 million for the year ended June 30, 2004, a decrease of $231,000, or 2.49%. Interest and fees on loans decreased to $6.117 million for 2005 from $6.266 million for 2004. This decrease of $149,000, or 2.38%, was due to a decrease in the average rate of loans receivable for the year ended June 30, 2005 despite higher average balances. The average interest rate earned on loans receivable decreased by 37 basis points, to 6.25% from 6.62%. Average balances for loans receivable, net, for the year ended June 30, 2005 were $97.89 million, compared to $94.70 million for the previous year. This represents an increase of $3.19 million, or 3.37%. Interest and dividends on investment securities available-for-sale (AFS) increased slightly to $2.807 million for the year ended June 30, 2005 from $2.790 million for the year ended June 30, 2004, an increase of $17,000, or 0.61%. This increase was the result of higher interest rates on the AFS portfolio during the year. Interest earned from deposits at other banks decreased to $34,000 for the year ended June 30, 2005 from $49,000 for the year ended June 30, 2004. Lower balances contributed to the decrease. Interest and dividends on investments held-to-maturity (HTM) decreased $26,000, to $65,000 in 2005 compared to $91,000 in 2004 due to lower balances.

Interest Expense.
Total interest expense decreased to $2.563 million for the year ended June 30, 2005 from $3.194 million for the year ended June 30, 2004, a decrease of $631,000, or 19.76%. Interest on deposits decreased to $2.395 million for the year ended June 30, 2005 from $2.631 million for the year ended June 30, 2004. This decrease of $236,000, or 8.97%, was the result of a decrease on average rates paid and a decrease in average balances on deposit accounts. The average cost of deposits dropped 13 basis points, to 1.49% in 2005 from 1.62% in 2004. Certificates of deposit and money market accounts showed decreases in average balances, while other categories showed slight increases. A decrease in the average balance of borrowings from the Federal Home Loan Bank as well as a decrease in the average rate paid resulted in a decrease in interest paid on borrowings to $168,000 for the year ended June 30, 2005 from $562,000 for the year ended June 30, 2004. The average balance of borrowings decreased to $5.093 million for the year ended June 30, 2005, compared to $9.072 million for the year ended June 30, 2004. The average rate paid on borrowings declined to 3.30% in 2005 from 6.21% in 2004.

Provision for Loan Losses.
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by American Federal Savings Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either year ended June 30, 2005 or June 30,2004. This is a reflection of the continued strong asset quality of American Federal's loan portfolio, as non-performing loan ratios continue to be low. Total classified assets decreased to $760,000 at June 30, 2005 from $924,000 at June 30, 2004. Total non-performing loans as a percentage of the total loan portfolio is 0.47%. As of June 30, 2005, American Federal Savings Bank had no real estate owned.

Noninterest Income.
Total noninterest income decreased to $2.058 million for the year ended June 30, 2005, from $3.433 million for the year ended June 30, 2004, a decrease of $1.375 million or 40.05%. This decrease was primarily due to two factors: the decline in net gain on sale of loans and the larger increases in the value of the Bank's mortgage servicing rights recorded in 2004. Net gain on sale of loans is $694,000 lower in 2005, due to lower mortgage origination volumes. The mortgage servicing fees (where changes in the valuation of mortgage servicing rights are recorded) is $657,000 lower in 2005. Demand deposit service charges decreased $79,000 to $549,000 due to decreased income on overdraft charges. Other noninterest income increased $123,000 to $480,000, primarily due to increased income on bank owned life insurance and credit card and ATM related fees.

Noninterest Expense.
Noninterest expense decreased by $19,000 or 0.31% to $6.180 million for the year ended June 30, 2005 from $6.199 million for the year ended June 30, 2004. This decrease was primarily due to decreases in the amortization of mortgage servicing fees of $249,000 and other noninterest expense of $71,000. The decrease in amortization of mortgage servicing fees was related to decreased prepayment activity on mortgage loans for the year. The decrease in other noninterest expense was due to decreases in several categories. These decreases were partially offset by increases in salaries and employee benefits of $157,000 and furniture and equipment depreciation of $56,000. The increase in salaries and employee benefits was due to normal merit raises and a reduction in the amount of salaries capitalized for SFAS 91 (as loan originations decline, the amount of capitalized salary expense declines, thereby increasing salary expense). Depreciation expense was higher due to the addition of new computer equipment for check imaging.

Income Tax Expense.
Eagle's income tax expense was $615,000 for the year ended June 30, 2005, compared to $1.033 million for the year ended June 30, 2004. The effective tax rate for the year ended June 30, 2005 was 26.08% as opposed to 31.17% for the year ended June 30, 2004.

Liquidity and Capital Resources

The company's subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision
(OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio average was 16.18% and 17.21% for the months ended June 30, 2005 and 2004, respectively. The Bank's liquidity decreased due to decreased investment balances and the pledging of certain securities as collateral for FHLB borrowings.

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

Net cash provided by the Company's operating activities, which is primarily comprised of cash transactions affecting net income was $3.62 million for the year ended June 30, 2005 and $9.26 million for the year ended June 30, 2004. The change was primarily a result of an increase in the amount of loans held for sale, as opposed to last year's significant decrease in loans held for sale.

Net cash used in the Company's investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $3.59 million for the year ended June 30, 2005, and $14.57 million for the year ended June 30, 2004. The decline in cash used was primarily due to fewer purchases of investment securities available-for-sale.

Net cash provided by the Company's financing activities, which is primarily cash transactions from net increases in deposits and net Federal Home Loan Bank advances, totaled $596,000 for the year ended June 30, 2005, and ($574,000) for the year ended June 30, 2004. This increase in cash provided was the result of additional FHLB advances, offset by purchases of treasury stock.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on our commitments to make loans and management's assessment of our ability to generate funds.

At March 31, 2005 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, increased from the previous quarter. The market value of the Bank's capital position has improved slightly from the previous year. The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

As of June 30, 2005, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2005, the Bank's tangible, core, and risk-based capital ratios amounted to 11.8%, 11.8%, and 17.8%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

Allowance for Loan and Lease Losses (ALLL).
Management applies its knowledge of current local economic and real estate market conditions, historical experience, loan portfolio composition, and the assessment of delinquent borrowers' situations, to determine the adequacy of its ALLL reserve. These factors are reviewed by the Bank's federal banking regulator and the Company's external auditors on a regular basis. The current level of the ALLL reserve is deemed to be more than adequate given the above factors, with no material impact expected due to a difference in the assumptions.

Deferred Loan Fees.
Management applies time study and statistical analysis to determine loan origination costs to be capitalized under FAS 91. The analysis is reviewed by the Company's external auditors for reasonableness. No material impact is expected if different assumptions are used, as many of our loans have a short duration.

Deferred Tax Assets.
Management expects to realize the deferred tax assets due to the continued profitability of the Company.

Fair Value of Other Financial Instruments.
Management uses an internal model to determine fair value for its loan portfolio and certificates of deposit. The assumptions entail spreads over the Treasury yield curve at appropriate maturity benchmarks. Assumptions incorporating different spreads would naturally deliver varying results, however due to short-term nature of the loan portfolio and certificates of deposit, changes in the results would be mitigated. Currently, the fair value is only presented as footnote information, and changes due to new assumptions would not, in management's opinion, affect the reader's opinion of the Company's financial condition.

Economic Life of Fixed Assets.
Management determines the useful life of its buildings, furniture, and equipment for depreciation purposes. These estimates are reviewed by the Company's external auditors for reasonableness. No material impact is expected if different assumptions were to be used.

ITEM 7.  FINANCIAL STATEMENTS.

Eagle Bancorp's audited financial statements, notes thereto, and auditor's reports are found immediately following Part III of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on their evaluation, the registrant's Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the registrant's disclosure controls and procedures are effective as of June 30, 2005 to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no changes in the registrant's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III
                                    --------

The information required by Items 9, 10, 11, 12 and 14 of this part is presented in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 20, 2005, which is hereby incorporated by reference into this annual report.

Item 13.  Exhibits List and Reports on Form 8-K.

     A. (1) The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp and subsidiary as of June 30, 2005, and June 30, 2004, and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity, and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor's reports.

        (2) Schedules omitted as they are not applicable.

     B. Exhibits

         *    2.1      Amended and Restated Plan of Mutual Holding Company Reorganization and Stock Issuance
         *    3.1      Charter of Eagle Bancorp
         *    3.2      Bylaws of Eagle Bancorp
         *    4        Form of Stock Certificate of Eagle Bancorp
         *    10.1     Employee Stock Ownership Plan and Trust
         *    10.2     Employment Contract of Larry A. Dreyer
         **   10.3     Stock Plan
              11       Computation of per share earnings (incorporated by reference to Note 3 to Notes To Consolidated
                       Statements of Financial Condition dated June 30, 2005)
         ***  14       Code of Ethics
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

     C. Reports on Form 8-K.

        On April 21, 2005, the registrant filed a Current Report on Form 8-K to furnish a press release announcing its earning for the third quarter of the 2005 fiscal year.

     ------------------

     * Incorporated by reference to the identically numbered exhibit of the Registration Statement on Form SB-2 (File No. 333-93077) filed with the SEC on December 20, 1999.

     ** Incorporated by reference to the proxy statement for 2000 Annual Meeting filed with the SEC on September 19, 2000.

     *** Incorporated by reference to the 10-KSB filed with the SEC on September 16, 2004.

                              -------------------

                                                                     [LOGO]
                                                                 EAGLE BANCORP
                                                                 -------------
                                                                   OF MONTANA

                                                                 AND SUBSIDIARY

                                                                FINANCIAL REPORT

                                                                 June 30, 2005

                                    CONTENTS
                                    --------

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

  Consolidated Statements of Income..................................F-4 and F-5

  Consolidated Statements of Changes in Stockholders' Equity.................F-6

  Consolidated Statements of Cash Flows..............................F-7 and F-8

  Notes to Financial Statements......................................F-9 to F-35

[LOGO]  AZ & COMPANY

           DISCOVERY BLOCK
           828 GREAT NORTHERN BOULEVARD
           P.O. BOX 1040  o  HELENA, MONTANA 59624-1040
           406.442.1040  FAX 406.442.1100


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Eagle Bancorp
Helena, Montana  59601


We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp and subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp and subsidiary as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ Anderson Zurmuehlen & Co., P.C.

Helena, Montana
August 11, 2005


     ANDERSON ZURMUEHLEN & CO., P.C.  o  CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS
                                                                     CONSULTANTS

                      MEMBER: American Institute of Certified Public Accountants

                      WEBSITE: www.azworld.com

                          EAGLE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 2005 and 2004
                (Dollars in Thousands, Except for Per Share Data)

ASSETS                                                                    2005                   2004
------                                                                    ----                   ----

Cash and due from banks                                                 $  3,122               $  3,587
Interest-bearing deposits with banks                                       1,844                    760
                                                                        --------               --------
  Total cash and cash equivalents                                          4,966                  4,347

Investment securities available-for-sale, at fair value                   75,227                 88,547
Investment securities held-to-maturity, at amortized cost                  1,201                  1,566
Federal Home Loan Bank stock restricted, at cost                           1,315                  1,672
Mortgage loans held-for-sale                                               2,148                  1,437
Loans receivable, net of deferred loan fees and allowance
  for loan losses                                                        106,839                 92,457
Accrued interest and dividends receivable                                  1,102                  1,080
Mortgage servicing rights, net                                             1,857                  2,003
Property and equipment, net                                                6,242                  6,558
Cash surrender value of life insurance                                     5,049                  2,477
Real estate acquired in settlement of loans, net of
  allowance for losses                                                         -                      -
Other assets                                                                 468                    869
                                                                        --------               --------

  Total assets                                                          $206,414               $203,013
                                                                        ========               ========


The Notes to Consolidated Financial Statements are an integral part of these statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                      2005                   2004
------------------------------------                                      ----                   ----

LIABILITIES
  Deposit accounts:
    Noninterest-bearing                                                 $ 11,660               $  9,267
    Interest-bearing                                                     160,837                160,802
  Advances from Federal Home Loan Bank of  Seattle                         9,885                  7,450
  Accrued expenses and other liabilities                                   1,767                  1,470
                                                                        --------               --------
      Total liabilities                                                  184,149                178,989
                                                                        --------               --------

STOCKHOLDERS' EQUITY
  Preferred stock (no par value, 1,000,000 shares
    authorized; none issued or outstanding)                                    -                      -
  Common stock (par value $0.01 per share; 9,000,000
    shares authorized; 1,223,572 shares issued; 1,103,972
    and 1,212,372 shares outstanding at June 30, 2005 and
    2004, respectively)                                                       12                     12
  Additional paid-in capital                                               4,188                  4,073
  Unallocated common stock held by employee stock
    ownership plan (ESOP)                                                   (165)                  (202)
  Treasury stock, at cost (119,600 and 11,200
    shares at June 30, 2005 and 2004, respectively)                       (4,048)                  (199)
  Retained earnings                                                       22,630                 21,250
  Accumulated other comprehensive income                                    (352)                  (910)
                                                                        --------               --------
      Total equity                                                        22,265                 24,024
                                                                        --------               --------

      Total liabilities and stockholders' equity                        $206,414               $203,013
                                                                        ========               =======

                          EAGLE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended June 30, 2005 and 2004
                (Dollars in Thousands, Except for Per Share Data)

                                                                          2005                   2004
                                                                          ----                   ----
Interest and dividend income:
  Interest and fees on loans                                             $6,117                 $6,266
  Interest on deposits with banks                                            34                     49
  Federal Home Loan Bank of Seattle stock dividends                          20                     78
  Interest and dividends on investment securities
    available-for-sale                                                    2,807                  2,790
  Interest and dividends on investment securities
    held-to-maturity                                                         65                     91
                                                                         ------                 ------
      Total interest and dividend income                                  9,043                  9,274
                                                                         ------                 ------

Interest expense:
  Deposits                                                                2,394                  2,631
  Federal Home Loan Bank of Seattle advances                                169                    563
                                                                         ------                 ------
      Total interest expense                                              2,563                  3,194
                                                                         ------                 ------

Net interest income                                                       6,480                  6,080

Loan loss provision                                                           -                      -
                                                                         ------                 ------
      Net interest income after loan loss provision                       6,480                  6,080
                                                                         ------                 ------

Non-interest income:
  Demand deposit service charges                                            549                    627
  Net gain on sale of loans                                                 442                  1,136
  Mortgage loan servicing fees, net                                         584                  1,241
  Net gain on sale of available-for-sale securities                           4                     72
  Other                                                                     480                    358
                                                                         ------                 ------
      Total non-interest income                                           2,059                  3,434
                                                                         ------                 ------


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                          2005                   2004
                                                                          ----                   ----
Non-interest expenses:
  Salaries and employee benefits                                          3,312                  3,155
  Occupancy                                                                 514                    490
  Furniture and equipment depreciation                                      312                    256
  Data processing                                                           262                    232
  Advertising                                                               190                    161
  Amortization of mortgage servicing rights                                 380                    629
  Federal insurance premiums                                                 24                     26
  Postage                                                                   102                    120
  Legal, accounting, and examination fees                                   157                    159
  Consulting fees                                                            51                     21
  ATM processing                                                             49                     51
  Other                                                                     828                    900
                                                                         ------                 ------
      Total non-interest expense                                          6,181                  6,200
                                                                         ------                 ------

Income before provision for income taxes                                  2,358                  3,314

Provision for income taxes                                                  615                  1,033
                                                                         ------                 ------

Income before extraordinary item                                          1,743                  2,281
                                                                         ------                 ------

Extraordinary item-extinguishment of debt (net of tax
    benefit of $127)                                                          -                   (203)
                                                                         ------                 ------

Net income                                                               $1,743                 $2,078
                                                                         ======                 ======

Basic earnings per common share                                          $ 1.55                 $ 1.76
                                                                         ======                 ======

Diluted earnings per common share                                        $ 1.45                 $ 1.74
                                                                         ======                 ======

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                          EAGLE BANCORP AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                    EQUITY Years Ended June 30, 2005 and 2004
                (Dollars in Thousands, Except for Per Share Data)

                                                                                                            ACCUMULATED
                                                          ADDITIONAL   UNALLOCATED                             OTHER
                                      PREFERRED   COMMON   PAID-IN        ESOP       TREASURY   RETAINED   COMPREHENSIVE
                                        STOCK     STOCK    CAPITAL       SHARES        STOCK    EARNINGS       INCOME        TOTAL
                                        -----     -----    -------       ------        -----    --------       ------        -----
Balance, July 1, 2003                    $-        $12      $3,955       $(239)         $(189)   $19,533      $   425       $23,497

  Net income                              -          -           -           -              -      2,078            -         2,078
  Other comprehensive income              -          -           -           -              -          -       (1,335)       (1,335)
                                                                                                                            -------

    Total comprehensive income                                                                                                  743
                                                                                                                            -------

  Dividends paid ($.64 per share)                                                                   (361)                      (361)

  Restricted stock plan shares
    allocated (4,600 shares)              -          -          (1)          -             54          -            -            53

  Treasury stock purchased (2,000
    shares at $32.00/shr)                 -          -           -           -            (64)         -            -           (64)

  ESOP shares allocated or
    committed to be released for
    allocation (4,600 shares)             -          -         119          37              -          -            -           156
                                          -        ---      ------       -----        -------    -------      -------       -------

Balance, June 30, 2004                    -         12       4,073        (202)          (199)    21,250         (910)       24,024

  Net income                              -          -           -           -              -      1,743            -         1,743
  Other comprehensive income              -          -           -           -              -          -          558           558
                                                                                                                            -------

    Total comprehensive income                                                                                                2,301
                                                                                                                            -------

  Dividends paid ($.72 per share)                                                                   (363)                      (363)

  Restricted stock plan shares
    allocated (4,600 shares)              -          -          (1)          -             54          -            -            53

  Treasury stock purchased (22,000
    shares at $32.55/shr; 33,500
    shares at $34.55/shr;
    57,500 shares at $35.30/shr)          -          -           -           -         (3,903)         -            -        (3,903)

  ESOP shares allocated or
    committed to be released for
    allocation (4,600 shares)             -          -         116          37              -          -            -           153
                                          -          -      ------       -----        -------    -------      -------       -------

Balance, June 30, 2005                   $-        $12      $4,188       $(165)       $(4,048)   $22,630      $  (352)      $22,265
                                         ==        ===      ======       =====        =======    =======      =======       =======



The Notes to Consolidated Financial Statements are an integral part of these statements.

                          EAGLE BANCORP AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2005 and 2004
                (Dollars in Thousands, Except for Per Share Data)

                                                                           2005                  2004
                                                                           ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $1,743                $ 2,078
  Adjustments to reconcile net income to net cash from
    operating activities:
      Provision for loan losses                                               -                      -
      Provision for mortgage servicing rights valuation losses              (14)                  (696)
      Depreciation                                                          509                    461
      Net amortization of marketable securities premiums
        and discounts                                                     1,330                  1,596
      Amortization of capitalized mortgage servicing rights                 380                    629
      Gain on sale of real estate owned                                       -                     (1)
      Loss on sale of property and equipment                                 12                      -
      Gain on sale of loans                                                (442)                (1,136)
      Net realized (gain) loss on sale of available-for-sale
        securities                                                           (4)                   (72)
      Dividends reinvested                                                  (20)                  (113)
      Increase in cash surrender value of life insurance                   (172)                  (130)
      Restricted stock awards                                                53                     53
  Change in assets and liabilities:
    (Increase) decrease in assets:
        Accrued interest and dividends receivable                           (22)                  (167)
        Loans held-for-sale                                                (261)                 6,527
        Other assets                                                         51                     54
     Increase (decrease) in liabilities:
        Accrued expenses and other liabilities                              474                    181
                                                                         ------                 ------
        Net cash provided by operating activities                         3,617                  9,264
                                                                         ------                 ------


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                           2005                  2004
                                                                           ----                  ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities:
    Investment securities available-for-sale                             (10,743)                (56,236)
  Proceeds from maturities, calls and principal payments:
    Investment securities held-to-maturity                                   361                     710
    Investment securities available-for-sale                              18,093                  30,276
  Proceeds from sales of investment securities
    available-for-sale                                                     5,536                  10,719
  Net decrease in loans receivable, excludes transfers to
    real estate acquired in settlement of loans                          (14,612)                    421
  FHLB Stock redeemed                                                        377                      92
  Purchase of bank owned life insurance                                   (2,400)                      -
  Proceeds from sale of real estate acquired in the
    settlement of loans                                                        -                      71
  Purchase of property and equipment                                        (206)                   (626)
                                                                        --------                --------
        Net cash used in investing activities                             (3,594)                (14,573)
                                                                        --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in checking and savings accounts                            2,428                   1,645
  Net increase (decrease) in overnight FHLB advances                      (1,450)                  1,450
  Net increase (decrease) in FHLB advances                                 3,885                  (3,244)
  Payments to acquire treasury stock                                      (3,904)                    (64)
  Dividends paid                                                            (363)                   (361)
                                                                        --------                --------
        Net cash provided by (used in) financing activities                  596                    (574)
                                                                        --------                --------

Net increase (decrease) in cash and cash equivalents                         619                  (5,883)

CASH AND CASH EQUIVALENTS, beginning of year                               4,347                  10,230
                                                                        --------                --------

CASH AND CASH EQUIVALENTS, end of year                                  $  4,966                $  4,347
                                                                        ========                ========

                          EAGLE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


NOTE l.         REPORTING ENTITY
--------------------------------

Eagle Bancorp was organized in 2000 as the majority-owned subsidiary of Eagle Financial, MHC, ("the Mutual Holding Company") and the sole parent of American Federal Savings Bank ("the Bank"). Collectively, Eagle Bancorp and the Bank are referred to herein as "the Company".

The Bank is a federally chartered savings bank subject to the regulations of the Office of Thrift Supervision (OTS). The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured to the applicable limits by the Federal Deposit Insurance Corporation (FDIC).

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

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------

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

Trading - No investment securities were designated as trading at June 30, 2005 and 2004.

Federal Home Loan Bank Stock:
The Company's investment in Federal Home Loan Bank (FHLB) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of the FHLB. The FHLB redeemed 3,765 shares ($376,500) during the year ended June 30, 2005 and 916 shares ($91,600) during the year ended June 30, 2004.

Mortgage Loans Held-for-Sale:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value, determined in aggregate, plus the fair value of associated derivative financial instruments. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------

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

Advertising Costs:
The Company expenses advertising costs as they are incurred. Advertising costs were approximately $190,000 and $161,000 for the years ended June 30, 2005 and 2004, respectively.

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

Financial Instruments:
All derivative financial instruments that qualify for hedge accounting are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments used as cash flow hedges are recognized as a component of comprehensive income. At June 30, 2005 and 2004, the Company was holding forward delivery commitments that qualify as derivative financial instruments.

The carrying value of the Company's financial instruments approximates fair value. The fair value of the Company's financial instruments is generally determined by a third party's valuation of the underlying asset.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 3.         EARNINGS PER SHARE
----------------------------------

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:

         (Dollars in Thousands, Except for Per Share Data)                       2005                  2004
                                                                                 ----                  ----
         Weighted average shares outstanding during
           the year on which basic earnings per share
           is calculated                                                         1,126                 1,184
         Add: weighted average of stock incentive
           shares held in treasury                                                  74                    11
                                                                                ------                ------
         Average outstanding shares on which
           diluted earnings per share is calculated                              1,200                 1,195
                                                                                ======                ======

         Net income applicable to common stockholders                           $1,743                $2,078
                                                                                ======                ======

         Basic earnings per share                                               $ 1.55                $ 1.76
                                                                                ======                ======

         Diluted earnings per share                                             $ 1.45                $ 1.74
                                                                                ======                ======

NOTE 4.         REGULATORY CAPITAL REQUIREMENTS
-----------------------------------------------

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2005 and 2004, that the Bank meets all capital adequacy requirements to which it is subject.

                          EAGLE BANCORP AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 4.         REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
-----------------------------------------------------------

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

                                                                                     TO BE CONSIDERED
                                                                                     WELL CAPITALIZED
                                                                                       UNDER PROMPT
                                                           FOR CAPITAL                   CORRECTIVE
                                  ACTUAL                ADEQUACY PURPOSES             ACTION PROVISIONS
                          ---------------------      -----------------------    ------------------------
(Dollars in Thousands)     AMOUNT       RATIO          AMOUNT         RATIO        AMOUNT         RATIO
                           ------       -----          ------         -----        ------         -----
As of June 30, 2005:
  Tangible                $24,613       11.77%         $ 3,138        1.5%             N/A        N/A
  Leverage                $24,613       11.77%         $ 6,275        3.0%         $10,459        5.0%
  Tier 1 risk-based       $24,613       17.29%         $ 5,696        4.0%         $ 8,543        6.0%
  Total risk-based        $25,161       17.69%         $11,391        8.0%         $14,239       10.0%

As of June 30, 2004:
  Tangible                $23,199       11.43%         $ 3,045        1.5%             N/A        N/A
  Leverage                $23,199       11.43%         $ 6,089        3.0%         $10,149        5.0%
  Tier 1 risk-based       $23,199       18.37%         $ 5,050        4.0%         $ 7,575        6.0%
  Total risk-based        $23,803       18.85%         $10,100        8.0%         $12,626       10.0%

A reconciliation of the Bank's capital (in thousands) determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

                                                                      June 30,
                                                                -------------------
                                                                  2005       2004
                                                                --------   --------
Capital determined by generally
  accepted accounting principles                                $24,375    $22,419
Unrealized (gain) loss on securities
  available-for-sale                                                369        922
Unrealized (gain) loss on equity securities                        (115)      (130)
Unrealized gain on forward delivery
  commitments                                                       (16)       (12)
                                                                -------    -------
Tier I (core) capital                                            24,613     23,199
Unallocated allowance for loan losses                               548        604
                                                                -------    -------
    Total risk based capital                                    $25,161    $23,803
                                                                =======    =======

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 4.         REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
-----------------------------------------------------------

Dividend Limitations
Under OTS regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years. Dividends in excess of such amount requires OTS approval. The Bank has paid dividends totaling $363,368 and $360,690 to the Company during the years ended June 30, 2005, and 2004, respectively. The Company had paid four quarterly dividends of $0.18 per share to its shareholders for the year ended June 30, 2005, and four quarterly dividends of $0.16 per share to its shareholders for the year ended June 30, 2004.

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

NOTE 5.         RESTRICTIONS ON CASH AND DUE FROM BANKS
-------------------------------------------------------

The Bank is required to maintain cash reserves on deposit with the Federal Reserve Bank based on deposits, net of currency on-hand.

As of June 30, 2005 and 2004, the Bank was required to have aggregate cash deposits with the Federal Reserve Bank of approximately $391,000 and $425,000, respectively.

NOTE 6.         INVESTMENT SECURITIES
-------------------------------------

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 6.         INVESTMENT SECURITIES (CONTINUED)
-------------------------------------------------

                                               GROSS                GROSS
                            AMORTIZED       UNREALIZED            UNREALIZED            FAIR
(Dollars in Thousands)        COST             GAINS               (LOSSES)             VALUE
                          -----------    ------------------    ------------------    -----------
June 30, 2005:
--------------
Available-for-sale:
  U.S. government and
    agency obligations      $ 8,012            $ 14               $   (55)             $ 7,971
  Municipal obligations      13,239             221                   (33)              13,427
  Corporate obligations      17,020               2                  (233)              16,789
  Mortgage-backed
    securities               11,164              18                  (128)              11,054
  Collateralized
    mortgage obligations     24,583               9                  (222)              24,370
  Corporate preferred
    stock                     1,800               -                  (184)               1,616
                            -------            ----               -------              -------
      Total                 $75,818            $264               $  (855)             $75,227
                            =======            ====               =======              =======

Held-to-maturity:
  Municipal obligations     $   829            $ 37               $     -              $   866
  Mortgage-backed
    securities                  372              11                     -                  383
                            -------            ----               -------              -------
      Total                 $ 1,201            $ 48               $     -              $ 1,249
                            =======            ====               =======              =======

June 30, 2004:
-------------
Available-for-sale:
  U.S. government and
    agency obligations      $11,071            $  3               $  (163)             $10,911
  Municipal obligations       9,267              78                  (272)               9,073
  Corporate obligations      17,934               7                  (346)              17,595
  Mortgage-backed
    securities               16,755              27                  (201)              16,581
  Mutual funds                  100               -                     -                  100
  Collateralized
    mortgage obligations     32,821              95                  (501)              32,415
  Common stock                  129               1                    (3)                 127
  Corporate preferred
    stock                     1,950               4                  (209)               1,745
                            -------            ----               -------              -------
      Total                 $90,027            $215               $(1,695)             $88,547
                            =======            ====               =======              =======

Held-to-maturity:
  Municipal obligations     $   930            $ 36               $     -              $   966
  Mortgage-backed
    securities                  636              29                     -                  665
                            -------            ----               -------              -------
      Total                 $ 1,566            $ 65               $     -              $ 1,631
                            =======            ====               =======              =======

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004

NOTE 6.         INVESTMENT SECURITIES (CONTINUED)
-------------------------------------------------

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $23,747 and $115,271 for the years ended June 30, 2005 and 2004, respectively. Gross recognized losses on securities available-for-sale were $19,763 and $42,856 for the years ended June 30, 2005 and 2004, respectively.

The amortized cost and estimated fair value of securities at June 30, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              June 30, 2005
                          ------------------------------------------------------------------------------------
                                        HELD-T0-MATURITY                       AVAILABLE-FOR-SALE
                                           SECURITIES                                SECURITIES
                          -----------------------------------------   ----------------------------------------
                                 AMORTIZED             FAIR                AMORTIZED               FAIR
(Dollars in Thousands)             COST                VALUE                 COST                  VALUE
                                   ----                -----                 ----                  -----
Due in one year                  $    -                $    -               $ 2,031               $ 2,021
Due after one year
  through five years                565                   584                21,159                20,888
Due after five years
  through ten years                 264                   282                 2,829                 2,846
Due after ten years                   -                     -                12,252                12,432
                                 ------                ------               -------               -------
                                    829                   866                38,271                38,187

Preferred stock                       -                     -                 1,800                 1,616
Mortgaged-backed
  securities                        372                   383                11,164                11,054
Collateralized
  mortgage
  obligations                         -                     -                24,583                24,370
                                 ------                ------               -------               -------

    Total                        $1,201                $1,249               $75,818               $75,227
                                 ======                ======               =======               =======

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

A federal agency obligation bond with amortized cost of approximately $500,000 has been pledged to the Federal Reserve Bank to serve as collateral for the Company's treasury, tax, and loan account at June 30, 2005 and 2004. All other securities are held at the Federal Home Loan Bank for safekeeping.

Two municipal bonds with amortized cost of $303,000 have been pledged to serve as security for deposits over $100,000 held by the Company at June 30, 2005 and 2004. Thirty-eight mortgage-backed securities, four collateralized mortgage obligations and one federal agency obligation bond with amortized cost of approximately $12,236,000 have been pledged to the Federal Home Loan Bank of Seattle to serve as collateral for the Company's borrowings.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 6.         INVESTMENT SECURITIES (CONTINUED)
-------------------------------------------------

Investments with an unrealized loss position at June 30, 2005:

                                 Less than 12 months          12 months or more                  Total
                             --------------------------   --------------------------  -----------------------------
(Dollars in Thousands)                      Unrealized                   Unrealized                  Unrealized
2005:                          Fair Value        Loss       Fair Value        Loss      Fair Value        Loss
-----                        ------------   -----------   -------------  -----------  -------------  -----------
Description of securities:
  U.S. Government and
    agency obligations          $ 3,074       $   21         $ 2,787        $ 34         $ 5,861        $   55
  Corporate obligations           8,848          101           6,848         132          15,696           233
  Municipal obligations             727            5           1,501          28           2,228            33
  Mortgage-backed
    securities and
    collateralized
    mortgage                     13,109          104          15,261         246          28,370           350
  Common stock                        -            -               -           -               -             -
  Corporate preferred
    stock                           789           11             827         173           1,616           184
                                -------       ------         -------        ----         -------        ------
                                $26,547       $  242         $27,224        $613         $53,771        $  855
                                =======       ======         =======        ====         =======        ======
2004:
-----
Description of securities:
  U.S. Government and
    agency obligations          $ 8,098       $  160         $   786        $  3         $ 8,884        $  163
  Corporate obligations          17,388          346               -           -          17,388           346
  Municipal obligations           3,272          134           1,180         138           4,452           272
  Mortgage-backed
    securities and
    collateralized
    mortgage                     22,216          425          10,555         277          32,770           702
  Common stock                       58            3               -           -              58             3
  Corporate preferred
    stock                           193            6           1,397         203           1,591           209
                                -------       ------         -------        ----         -------        ------
                                $51,225       $1,074         $13,918        $621         $65,143        $1,695
                                =======       ======         =======        ====         =======        ======

The table above shows the Company's investment gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2005 and 2004. 119 and 129 securities are in an unrealized loss position as of June 30, 2005 and 2004, respectively. Management has evaluated these securities and believes the loss position to be temporary as a result of the current interest rate environment and not from any particular credit quality of any specific security.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004

NOTE 7.         LOANS RECEIVABLE
--------------------------------

Loans receivable consist of the following:

                                                                June 30,
                                                         ---------------------
(Dollars in Thousands)                                      2005        2004
                                                         ---------   ---------
First mortgage loans:
  Residential mortgage (1 - 4 family)                    $ 56,533    $49,045
  Commercial real estate                                   14,779      9,336
  Real estate construction                                  2,723      5,102
Other loans:
  Home Equity                                              16,801     14,874
  Consumer                                                 10,909      9,802
  Commercial                                                5,568      4,840
                                                         --------    -------
    Total                                                 107,313     92,999
Less:  Allowance for loan losses                             (573)      (628)
       Deferred loan fees, net                                 99         86
                                                         --------    -------
    Total                                                $106,839    $92,457
                                                         ========    =======

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $434,000 and $497,000 at June 30, 2005 and 2004, respectively. Interest income not accrued on these loans and cash interest income were immaterial for the years ended June 30, 2005 and 2004. The allowance for loan losses on nonaccrual loans as of June 30, 2005 and 2004 was $10,686 and $11,604, respectively. The Company expects to collect all amounts due on nonaccrual loans, including interest accrued at contractual rates, accordingly there are no loans considered impaired at June 30, 2005 and 2004. As of June 30, 2005 and 2004, the Company had $67,000 and $125,000, respectively, of loans past due greater than ninety days that were still accruing interest.

The following is a summary of changes in the allowance for loan losses:

                                                            Years Ended June 30,
                                                            --------------------
(Dollars in Thousands)                                        2005        2004
                                                            --------  ----------
Balance, beginning of period                                  $628      $673
  Reclassification to repossessed property
    reserve                                                    (15)       (9)
  Transfer from interest reserve                                 -        -
  Provision charged to operations                                -        -
  Charge-offs                                                  (50)      (45)
  Recoveries                                                    10         9
                                                              ----      ----
Balance, end of period                                        $573      $628
                                                              ====      ====

                          EAGLE BANCORP AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 7.         LOANS RECEIVABLE (CONTINUED)
--------------------------------------------

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers of the Company at June 30, 2005 and 2004, were $148,411 and $126,102, respectively. Interest income from these loans was $6,366 and $6,148 for the years ended June 30, 2005 and 2004, respectively.

NOTE 8.         MORTGAGE SERVICING RIGHTS
-----------------------------------------

The Company is servicing loans for the benefit of others totaling approximately $207,806,000 and $215,529,000 at June 30, 2005 and 2004, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,165,000 and $1,789,000 at June 30, 2005 and 2004, respectively.

The following is a summary of activity in mortgage servicing rights and the valuation allowance:

                                                          Years Ended June 30,
                                                          --------------------
(Dollars in Thousands)                                       2005       2004
                                                          ---------   --------
Mortgage Servicing Rights
  Balance, beginning of period                             $2,064     $2,048
  Mortgage servicing rights capitalized                       219        644
  Amortization of mortgage servicing
    rights                                                   (380)      (629)
                                                           ------     ------
                                                            1,903      2,063
                                                           ------     ------
Valuation Allowance
  Balance, beginning of period                                 60        757
  Provision (credited) to operations                          (14)      (697)
                                                           ------     ------
  Balance, end of period                                       46         60
                                                           ------     ------

     Net Mortgage Servicing Rights                         $1,857     $2,003
                                                           ======     ======

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 9.         PROPERTY AND EQUIPMENT
--------------------------------------

Property and equipment and related depreciation are summarized by major classification as follows:

                                                              June 30,
                                                         ------------------
(Dollars in Thousands)                                    2005        2004
                                                         -------    -------
Land, buildings, and improvements                        $ 7,915    $ 7,839
Furniture and equipment                                    3,966      3,849
                                                         -------    -------
  Total                                                   11,881     11,688
Accumulated depreciation                                  (5,639)    (5,130)
                                                         -------    -------
  Total                                                  $ 6,242    $ 6,558
                                                         =======    =======

Depreciation expense totaled $509,372 and $460,658 for the years ended June 30, 2005 and 2004, respectively.

NOTE 10.        DEPOSITS
------------------------

Deposits are summarized as follows:

                                                                June 30,
                                                         --------------------
(Dollars in Thousands)                                     2005        2004
                                                         --------    --------
Noninterest checking                                     $ 11,660    $  9,267
Interest-bearing checking (0.20%, 0.20%)                   30,865      29,370
Passbook (0.65%, 0.65%)                                    25,239      25,863
Money market (1.07%, 0.91%)                                26,749      30,333
Time certificates of deposit
(2005, 1.60% - 6.30%; 2004, 1.00% - 6.30%)                 77,984      75,236
                                                         --------    --------
                                                         $172,497    $170,069
                                                         ========    ========

The weighted average cost of funds was 1.52% and 1.36% at June 30, 2005 and 2004, respectively.

Time certificates of deposit maturities at June 30, 2005 are as follows:

(Dollars in Thousands)
Within one year                                          $60,230
One to two years                                          14,688
Two to three years                                         1,814
Four to five years                                           777
Thereafter                                                   475
                                                         -------
    Total                                                $77,984
                                                         =======

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 10.        DEPOSITS
------------------------

Interest expense on deposits is summarized as follows:

                                                                June 30,
                                                         --------------------
(Dollars in Thousands)                                     2005        2004
                                                         --------    --------
Checking                                                 $   55      $   70
Passbook                                                    170         201
Money market                                                290         334
Time certificates of deposit                              1,879       2,026
                                                         ------      ------
    Total                                                $2,394      $2,631
                                                         ======      ======

At June 30, 2005 and 2004, the Company held $33,095,000 and $30,082,000, respectively, in deposit accounts in excess of $100,000 or more. Deposit amounts in excess of $100,000 are not insured by the FDIC.

At June 30, 2005 and 2004 the Company reclassified $31,820 and $18,004, respectively in overdrawn deposits as loans.

Directors' and senior officers' deposit accounts at June 30, 2005 and 2004, were $399,421 and $424,161, respectively.

NOTE 11.        ADVANCES FROM THE FEDERAL HOME LOAN BANK OF SEATTLE
-------------------------------------------------------------------

Advances from the Federal Home Loan Bank of Seattle mature as follows:

                                                                June 30,
                                                         --------------------
(Dollars in Thousands)
Maturing period                                            2005        2004
-----------------                                        --------    --------
Within one year                                           $1,189      $5,565
One to two years                                           4,696       1,167
Two to three years                                         2,000         689
Three to four years                                            -          29
Four to five years                                         2,000           -
Thereafter                                                     -           -
                                                          ------      ------
                                                          $9,885      $7,450
                                                          ======      ======

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 11.        ADVANCES FROM THE FEDERAL HOME LOAN BANK OF SEATTLE
-------------------------------------------------------------------

Two advances require annual principal payments totaling $1,166,667. The remaining advances are due at maturity. The advances are subject to prepayment penalties. With the exception of one advance which is adjustable (tied to the prime rate) the interest rates on advances are fixed. The weighted average interest rate for advances at June 30, 2005 and 2004 was 3.78% and 3.58% respectively. The weighted average amount outstanding was $5,093,000 and $9,072,000 for the years ended June 30, 2005 and 2004, respectively.

The maximum amount outstanding at any month-end was $9,885,185 and $9,235,556 during the years ended June 30, 2005 and 2004, respectively.

Beginning in May 2004, the advances are collateralized by investment securities pledged to the FHLB of Seattle. Previously they were collateralized by a blanket pledge of the Bank's 1-4 family residential mortgage portfolio. At June 30, 2005 and 2004, the Company exceeded the collateral requirements of the FHLB. The Company's investment in FHLB stock is also pledged as collateral on these advances.

The total FHLB funding line available to the Company at June 30, 2005, was 25% of total Bank assets, or approximately $52,187,000.

NOTE 12.        INCOME TAXES
----------------------------

The components of the Company's income tax provision (benefit) are as follows:

                                                                June 30,
                                                         --------------------
(Dollars in Thousands)                                     2005        2004
                                                         --------    --------
Current:
  U.S. federal                                            $519        $  534
  Montana                                                  132           138
                                                          ----        ------
                                                           651           672
                                                          ----        ------
Deferred:
  U.S. federal                                             (30)          303
  Montana                                                   (6)           58
                                                          ----        ------
                                                           (36)          361
                                                          ----        ------

    Total                                                 $615        $1,033
                                                          ====        ======

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004

NOTE 12.        INCOME TAXES
----------------------------

The nature and components of deferred tax assets and liabilities, which are a component of other assets (in 2004) and accrued liabilities (in 2005) in the accompanying statement of financial condition, are as follows:

                                                               June 30,
                                                         --------------------
(Dollars in Thousands)                                     2005        2004
                                                         --------    --------
Deferred tax assets:
  Deferred compensation                                    $289        $266
  Allowance for loan losses (state only)                     39          43
  Allowance for loan losses (federal only)                    6           -
  Allowance for mortgage servicing
    rights (federal only)                                    17          23
  Securities available-for-sale                             225         559
  Other                                                      18          21
                                                           ----        ----
    Total deferred tax assets                               594         912
                                                           ----        ----

Deferred tax liabilities:
  Accumulated depreciation                                  246         260
  Deferred loan fees                                         35          32
  FHLB stock                                                490         523
  Unrealized gain on hedging                                 10           7
  Allowance for loan losses (federal only)                    -          12
  Other                                                      20           -
                                                           ----        ----
    Total deferred tax liabilities                          801         834
                                                           ----        ----

Net deferred tax (asset) liability                         $207        $(78)
                                                           ====        ====

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 12.        INCOME TAXES (CONTINUED)
----------------------------------------

A reconciliation of the Company's effective income tax provision to the statutory federal income tax rate is as follows:

                                                          Years Ended June 30,
                                                         --------------------
(Dollars in Thousands)                                     2005        2004
                                                         --------    --------
Federal income taxes at the
  statutory rate of 34%                                  $   802      $1,127
State income taxes                                           126         196
Nontaxable income                                           (237)       (219)
Other, net                                                   (76)        (71)
                                                         -------      ------

Income tax expense                                       $   615      $1,033
                                                         =======      ======

Effective tax rate                                          26.1%       31.2%
                                                         =======      ======

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. Retained earnings include approximately $915,000 at June 30, 2005 and 2004, for which federal income tax has not been provided.

NOTE 13. COMPREHENSIVE INCOME
-----------------------------

Comprehensive income represents the sum of net income and items of "other comprehensive income" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available-for-sale.

The Company's other comprehensive income is summarized as follows for the years ended June 30:

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004

NOTE 13. COMPREHENSIVE INCOME (CONTINUED)
-----------------------------------------

(Dollars in Thousands)                                     2005        2004
                                                         --------    --------
Net unrealized holding gain or loss arising
during the year:
  Available for sale securities, net of related
    income tax (benefit) expense of $337
    and $(753), respectively                               $555       $(1,240)

  Forward delivery commitments, net of
    related income tax (benefit) expense of $3
    and $(30), respectively                                   5           (50)

Reclassification adjustment for net realized
  gain included in net income, net of
  related income tax expense of $2
  and $27, respectively                                      (2)          (45)
                                                           ----       -------

      Other comprehensive income                           $558       $(1,335)
                                                           ====       =======

NOTE 14. EMPLOYEE BENEFITS
--------------------------

Profit Sharing Plan:
The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company's annual contribution, limited to a maximum of 15% of qualified employees' salaries, is determined by the Board of Directors. Profit sharing expense was $143,336 and $148,309 for the years ended June 30, 2005 and 2004, respectively.

The Company's profit sharing plan includes a 401(k) feature. At the discretion of the Board of Directors, the Company may match up to 50% of participants' contributions up to a maximum of 4% of participants' salaries. For the years ended June 30, 2005 and 2004, the Company's match totaled $39,534 and $38,302, respectively.

Deferred Compensation Plans:
The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended June 30, 2005 and 2004, the total expense was $92,006 and $87,039, respectively.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004

NOTE 14. EMPLOYEE BENEFITS (CONTINUED)
--------------------------------------

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

Total ESOP expense of $135,311 and $136,913 was recognized in fiscal 2005 and 2004, respectively, for 4,600 shares committed to be released to participants during the years ended June 30, 2005 and 2004 with respect to the plan years ending December 31, 2004 and 2003. The cost of the 20,706 ESOP shares ($165,648 at June 30, 2005) that have not yet been allocated or committed to be released to participants is deducted from stockholders' equity. The fair value of these shares was approximately $621,180 at that date.

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

During fiscal 2005 and 2004, 4,600 shares vested and were removed from treasury stock resulting in compensation expense of $52,900.

There were no stock options granted under the Plan as of June 30, 2005.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

(Dollars in Thousands)                                     2005        2004
                                                         --------    --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for interest                  $2,558      $3,239
                                                          ======      ======

  Cash paid during the year for income taxes              $  451      $  827
                                                          ======      ======

NON-CASH INVESTING ACTIVITIES:
  (Increase) decrease in market value of
    securities available-for-sale                         $ (888)     $2,066
                                                          ======      ======

  Mortgage servicing rights capitalized                   $  219      $  644
                                                          ======      ======

  ESOP shares released                                    $  116      $  119
                                                          ======      ======

NOTE 16. FINANCIAL INSTRUMENTS
------------------------------

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

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 16. FINANCIAL INSTRUMENTS (CONTINUED)
------------------------------------------

The notional amount of the Company's commitments to extend credit at fixed and variable interest rates were approximately $6,549,000 and $3,297,000 at June 30, 2005 and 2004, respectively. Fixed rate commitments are extended at rates ranging from 4.875% to 7.875% and 4.625% to 7.50% at June 30, 2005 and 2004,
respectively. The Company has lines of credit representing credit risk of approximately $24,351,000 and $20,023,000 at June 30, 2005 and 2004,
respectively, of which approximately $12,516,000 and $6,024,000 had been drawn at June 30, 2005 and 2004, respectively. The Company has credit cards issued representing credit risk of approximately $3,180,000 and $3,498,000 at June 30, 2005 and 2004, respectively, of which approximately $525,000 and $479,000 had been drawn at June 30, 2005 and 2004, respectively. The Company has letters of credits issued representing credit risk of approximately $74,000 and $50,000 at June 30, 2005 and 2004, respectively.

Forward delivery commitments - The Company uses mandatory sell forward delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments on certain mortgage loans held-for-sale. Gains and losses in the items hedged are deferred and recognized in other comprehensive income until the commitments are completed. At the completion of the commitments the gains and losses are recognized in the Company's income statement

As of June 30, 2005 and 2004, the Company had entered into commitments to deliver approximately $2,129,000 and $2,727,000 respectively, in loans to various investors, all at fixed interest rates ranging from 5.00% to 5.75% and 5.00% to 8.50%, at June 30, 2005 and 2004, respectively. The Company had approximately $27,000 and $19,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2005 and 2004, respectively. The total amount of the gain is expected to be taken into income within the next twelve months.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2005.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

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

                                                             June 30,
                           ----------------------------------------------------------------------------
                                           2005                                    2004
                           ------------------------------------   -------------------------------------
                               CARRYING            ESTMATED           CARRYING           ESTIMATED
(Dollars in Thousands)          AMOUNT            FAIR VALUE           AMOUNT            FAIR VALUE
                           -----------------  ------------------  ------------------  -----------------
FINANCIAL ASSETS:
  Cash and interest-
    bearing accounts           $  4,966            $  4,966            $ 4,347             $ 4,347
  Investment securities
    available-for-sale         $ 75,227            $ 75,227            $88,547             $88,547
  Investment securities
    held-to-maturity           $  1,201            $  1,249            $ 1,566             $ 1,631
  Federal Home Loan
    Bank stock                 $  1,315            $  1,315            $ 1,672             $ 1,672
  Mortgage loans
    held-for-sale              $  2,148            $  2,148            $ 1,437             $ 1,437
  Loans receivable, net        $106,839            $108,740            $92,457             $94,119
  Mortgage servicing
    rights                     $  1,857            $  1,857            $ 2,003             $ 2,003
  Cash surrender value
    of life insurance          $  5,049            $  5,049            $ 2,477             $ 2,477

FINANCIAL LIABILITIES:
  Deposits                     $ 94,513            $ 94,513            $94,834             $94,834
  Time certificates
    of deposit                 $ 77,984            $ 77,320            $75,235             $75,651
  Advances from Federal
    Home Loan Bank             $  9,885            $ 10,119            $ 7,450             $ 7,494

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.

Cash and interest-bearing accounts - The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Investment securities and stock in the FHLB - The fair value of investment securities is estimated based on bid quotations received from securities dealers. The fair value of stock in the FHLB approximates redemption value.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
--------------------------------------------------------

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

Advances from the FHLB - The fair value of the Company's short-term advances are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2005, if the advances repriced according to their stated terms.

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 18.        CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
-------------------------------------------------------------

Set forth below is the condensed statements of financial condition as of June 30, 2005 and 2004, of Eagle Bancorp together with the related condensed statements of income and cash flows for the years ended June 30, 2005 and 2004.

                   Condensed Statements of Financial Condition
                             (Dollars in Thousands)

                                                                  2005        2004
                                                                  ----        ----
Assets
------
Cash and cash equivalents                                       $   157     $   192
Securities available-for-sale                                       125       1,280
Investment in American Federal Savings Bank                      24,375      22,419
Other assets                                                        116         134
                                                                -------     -------

  Total assets                                                  $24,773     $24,025
                                                                =======     =======

Liabilities
-----------
Accounts payable and accrued expenses                           $     1     $     -
Notes Payable                                                     2,500           -
Stockholders' Equity                                             22,272      24,025
                                                                -------     -------

  Total liabilities and stockholders' equity                    $24,773     $24,025
                                                                =======     =======

                         Condensed Statements of Income

Interest income                                                 $    17     $    54
Other income                                                         15          31
Interest expense                                                    (44)          -
Noninterest expense                                                (103)        (77)
                                                                -------     -------
  Income (loss) before income taxes                                (115)          8
Income tax expense (benefit)                                        (47)          1
                                                                -------     -------
Income (loss) before equity in undistributed
  earnings American Federal Savings Bank                            (68)          7
Equity in undistributed earnings American Federal
   Savings Bank                                                   1,811       2,071
                                                                -------     -------

  Net income                                                    $ 1,743     $ 2,078
                                                                =======     =======

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 18. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------------

                       Condensed Statements of Cash Flows
                             (Dollars in Thousands)

                                                                  2005        2004
                                                                  ----        ----
Cash Flows from Operating Activities:
-------------------------------------
Net income                                                       $ 1,743     $ 2,078
Adjustments to reconcile net income to net cash
  used in operating activities:
    Equity in undistributed earnings of American
    Federal Savings Bank                                          (1,811)     (2,071)
    Restricted stock awards                                           53          53
Other adjustments, net                                                21         (28)
                                                                 -------     -------
    Net cash provided by (used in) operating
       activities                                                      6          32
                                                                 -------     -------

Cash Flows from Investing Activities:
-------------------------------------
Cash contribution from American Federal Savings
  Bank                                                               414         368
Purchase of securities:
  Investment securities available-for-sale                             -        (784)
Proceeds from maturities, calls and principal
  payments:
    Investment securities available-for-sale                          57          444
Proceeds from sale of investment securities
  available-for-sale                                               1,095         190
                                                                 -------     -------
    Net cash provided by investing activities                      1,566         218
                                                                 -------     -------

Cash Flows from Financing Activities:
-------------------------------------
ESOP payments and dividends                                          160         129
Payments to purchase treasury stock                               (3,903)        (64)
Notes Payable advances                                             2,500           -
Dividends paid                                                      (363)       (361)
                                                                 -------     -------
    Net cash used in financing activities                         (1,606)       (296)
                                                                 -------     -------

Net (increase) decrease in cash and cash
  equivalents                                                        (34)        (46)

Cash and cash equivalents at beginning of period                     191         237
                                                                 --------     ------

Cash and cash equivalents at end of period                       $   157      $   191
                                                                 =======      =======

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 19.        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2005 and 2004:

                                                 FIRST           SECOND            THIRD             FOURTH
($'s in Thousands, except per share data)       QUARTER         QUARTER           QUARTER            QUARTER
                                                -------         -------           -------            -------
Year ended June 30, 2005
         Interest and
           dividend income                       $2,207          $2,273            $2,261            $ 2,302
         Interest expense                           639             621               629                674
                                                 ------          ------            ------            -------
         Net interest income                      1,568           1,652             1,632              1,628
         Non-interest income                        432             622               548                457
         Non-interest expense                     1,499           1,558             1,559              1,565
                                                 ------          ------            ------            -------
         Income before income
           tax expense                              501             716               621                520
         Income tax expense
           (benefit)                                144             147               176                148
                                                 ------          ------            ------            -------

                Net income                       $  357          $  569            $  445            $   372
                                                 ======          ======            ======            =======

Comprehensive income (loss)                      $  866          $ (246)           $ (482)           $   420
                                                 ======          =======           ======            =======

Basic earnings per common
 share                                           $  .31          $  .50            $  .40            $   .34
                                                 ======          ======            ======            =======
Diluted earnings per common
 share                                           $  .30          $  .48            $  .37            $   .30
                                                 ======          ======            ======            =======

Year ended June 30, 2004
         Interest and
           dividend income                       $2,300          $2,375            $2,384            $ 2,215
         Interest expense                           922             810               754                708
                                                 ------          ------            ------            -------
         Net interest income                      1,378           1,565             1,630              1,507
         Non-interest income                      1,348             800               497                789
         Non-interest expense                     1,599           1,526             1,564              1,511
                                                 ------          ------            ------            -------
         Income before income
           tax expense                            1,127             839               563                785
         Income tax expense
           (benefit)                                358             259               167                249
                                                 ------          ------            ------            -------
         Income before
           extraordinary item                       769             580               396                536
         Extraordinary item
           (net of tax benefit)                       -               -                 -               (203)
                                                  -----          ------            ------            -------

         Net income                              $  769          $  580            $  396            $   333
                                                 ======          ======            ======            =======

Comprehensive income(loss)                       $ (497)         $    5            $  491            $(1,334)
                                                 ======          ======            ======            =======

Basic earnings per common
 share                                           $  .65          $  .49            $ .33             $   .29
                                                 ======          ======            =====             =======
Diluted earnings per common
 share                                           $  .64          $  .49            $ .33             $   .28
                                                 ======          ======            =====             =======

                          EAGLE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             June 30, 2005 and 2004


NOTE 20.  RELATED PARTY TRANSACTIONS
------------------------------------

The Bank has contracted with a subsidiary of the Company which is partially owned by one of the Company's directors. The Bank paid $21,540 during the year ended June 30, 2005 for support services, and an additional $21,445 for computer hardware and software used by the Bank for its computer network. For the year ended June 30, 2004, expenditures were $15,164 for support services and $10,216 for computer hardware.

The Bank also made a construction loan, in the normal course of lending, to this affiliated entity in the fiscal year ended June 30, 2004 for the construction of their new office building. At June 30, 2004, $3,926,121 had been disbursed, of which $1,676,121 had been sold to another local bank. The loan was paid in full in August 2004.

NOTE 21.        SUBSEQUENT EVENTS
---------------------------------

The Board announced on July 21, 2005 the declaration of a cash dividend of $0.20 per share for the fourth quarter. It is payable August 26, 2005 to shareholders of record at the close of business August 5, 2005. Eagle Financial MHC, Eagle's mutual holding company, has waived its right to receive dividends on the 648,493 shares of Eagle that Eagle Financial MHC holds.

The Board also announced a stock repurchase program on July 21, 2005. The Company is authorized to acquire up to 28,750 shares of common stock subject to market conditions. The amount represents approximately 6% of the outstanding common stock held by the public.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EAGLE BANCORP

                                                    /s/ Larry A. Dreyer
                                  --------------------------------------------
                                  Larry A. Dreyer
                                  President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                         Title                                           Date
----------                                         -----                                           ----
         /s/ Larry A. Dreyer                       President, Chief Executive                     9/16/05
---------------------------------------------      Officer and Director (Principal         ----------------------
Larry A. Dreyer                                    Executive Officer)


         /s/ Peter J. Johnson                      Senior Vice President                          9/16/05
---------------------------------------------      And Treasurer (Principal                ----------------------
Peter J. Johnson                                   Financial/Accounting Officer)


         /s/ Robert L. Pennington                  Chairman                                       9/16/05
---------------------------------------------                                              ----------------------
Robert L. Pennington

         /s/ Charles G. Jacoby                     Vice Chairman                                  9/16/05
---------------------------------------------                                              ----------------------
Charles G. Jacoby

         /s/ Don O. Campbell                       Director                                       9/16/05
---------------------------------------------                                              ----------------------
Don O. Campbell

         /s/ Teresa Hartzog                        Director                                       9/16/05
---------------------------------------------                                              ----------------------
Teresa Hartzog

         /s/ James A. Maierle                      Director                                       9/16/05
---------------------------------------------                                              ----------------------
James A. Maierle

         /s/ Thomas McCarvel                       Director                                       9/16/05
---------------------------------------------                                              ----------------------
Thomas McCarvel