Form 10QSB
period 2005-09-30
EAGLE BANCORP/MT
filed 2005-11-10
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

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

(a) Common stock, par value $0.01 per share     1,096,372 shares outstanding
As of November 3, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of
	September 30, 2005 (unaudited) and June 30, 2005	1 and 2

	Consolidated Statements of Income for the three
	months ended September 30, 2005 and 2004 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders’ Equity
	for the three months ended September 30, 2005 (unaudited)	5

	Consolidated Statements of Cash Flows for the three
	months ended September 30, 2005 and 2004 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 12

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13 to 19

Item 3.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security-Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Signatures		23

Exhibit 31.1		24 and 25

Exhibit 31.2		26 and 27

Exhibit 32.1		28

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,475	$3,122
Interest-bearing deposits with banks	7,012	1,844
Total cash and cash equivalents	11,487	4,966

Investment securities available-for-sale,
at market value	69,170	75,227
Investment securities held-to-maturity,
at amortized cost	1,155	1,201
Investment in nonconsolidated subsidiary	155	-
Federal Home Loan Bank stock, at cost	1,315	1,315
Mortgage loans held-for-sale	1,671	2,148
Loans receivable, net of deferred loan fees
and allowance for loan losses	115,863	106,839
Accrued interest and dividends receivable	1,140	1,102
Mortgage servicing rights, net	1,859	1,857
Property and equipment, net	6,179	6,242
Cash surrender value of life insurance	5,094	5,049
Real estate acquired in settlement of loans,
net of allowance for losses	75	-
Other assets	350	468

Total assets	$215,513	$206,414

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$13,584	$11,660
Interest bearing	162,631	160,837
Advances from Federal Home Loan Bank	9,593	9,885
Long-term subordinated debentures	5,155	-
Accrued expenses and other liabilities	2,172	1,767
Total liabilities	193,135	184,149

Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share;
9,000,000 shares authorized; 1,223,572 shares
issued; 1,099,272 and 1,103,972 outstanding at
September 30, 2005 and June 30, 2005, respectively)	12	12
Additional paid-in capital	4,216	4,188
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(156)	(165)
Treasury stock, at cost (124,300 and 119,600 shares at
September 30, 2005 and June 30, 2005, respectively)	(4,198)	(4,048)
Retained earnings	23,039	22,630
Accumulated other comprehensive income (loss)	(535)	(352)
Total stockholders' equity	22,378	22,265

Total liabilities and stockholders' equity	$215,513	$206,414

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$1,790	$1,464
Interest on deposits with banks	11	15
FHLB Stock dividends	-	14
Securities available-for-sale	623	696
Securities held-to-maturity	14	18
Total interest and dividend income	2,438	2,207

Interest Expense:
Deposits	666	579
FHLB advances and subordinated debentures	102	60
Total interest expense	768	639

Net interest income	1,670	1,568
Loan loss provision	-	-
Net interest income after loan loss provision	1,670	1,568

Noninterest income:
Net gain on sale of loans	173	115
Demand deposit service charges	143	139
Mortgage loan servicing fees	191	84
Net gain on sale of available-for-sale securities	1	-
Other	135	94
Total noninterest income	643	432

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)
Noninterest expense:
Salaries and employee benefits	832	809
Occupancy expenses	125	125
Furniture and equipment depreciation	79	78
In-house computer expense	67	62
Advertising expense	70	40
Amortization of mtg servicing fees	106	96
Federal insurance premiums	6	6
Postage	23	25
Legal, accounting, and examination fees	34	35
Consulting fees	18	11
ATM processing	12	12
Other	220	200
Total noninterest expense	1,592	1,499

Income before provision for income taxes	721	501

Provision for income taxes	222	143

Net income	$499	$358

Basic earnings per share	$0.46	$0.31

Diluted earnings per share	$0.41	$0.30

Weighted average shares outstanding (basic eps)	1,080,604	1,172,153

Weighted average shares outstanding (diluted eps)	1,203,258	1,198,658

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2005
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME	TOTAL

Balance, June 30, 2005	$-	$12	$4,188	$(165)	$(4,048)	$22,630	$(352)	$22,265

Net income (unaudited)	-	-	-	-	-	499	-	499
Other comprehensive income (unaudited)	-	-	-	-	-	-	(183)	(183)

Total comprehensive income (unaudited)								316

Dividends paid ($.20 per share) (unaudited)	-	-	-	-	-	(90)	-	(90)

Treasury stock purchased (2,500 shares @
$31.75; 1,200 shares @ $32.20; 1,000
shares @ $32.50) (unaudited)	-	-	-	-	(150)	-	-	(150)

ESOP shares allocated or committed to be
released for allocation (1,150 shares)
(unaudited)	-	-	28	9	-	-	-	37

Balance, September 30, 2005 (unaudited)	$-	$12	$4,216	$(156)	$(4,198)	$23,039	$(535)	$22,378

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$499	$358
Adjustments to reconcile net income to net cash
from operating activities:
Provision (adjustment) for mortgage servicing rights valuation	(46)	58
Depreciation	128	127
Net amortization of marketable securities premium
and discounts	300	396
Amortization of capitalized mortgage servicing rights	106	95
Gain on sale of loans	(173)	(114)
Gain on sale of real estate owned	-	-
Net realized (gain) loss on sale of available-for-sale securities	(1)	-
FHLB & other dividends reinvested	-	(14)
Increase in cash surrender value of life insurance	(45)	(20)
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(38)	(4)
Loans held-for-sale	647	654
Other assets	69	103
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	606	437
Deferred income taxes payable	-	-
Net cash provided by operating activities	2,052	2,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(526)	(3,939)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	46	166
Investment securities available-for-sale	5,488	5,911
Proceeds from sales of investment securities available-for-sale	505	2,041
Proceeds from the sale of real estate acquired settlement of loans	-	-

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in Thousands)

	September 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
Net (increase) decrease in loan receivable, excludes transfers
to real estate acquired in settlement of loans	(9,165)	(1,504)
Purchase of stock in non-consolidated subsidiary	(155)	-
FHLB stock redeemed	-	96
Purchase of property and equipment	(65)	(105)
Net cash provided by (used in) investing activities	(3,872)	2,666

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	3,719	2,965
Net increase (decrease) in overnight FHLB advances	-	(1,450)
FHLB advances	-	-
Issue of subordinated debentures	5,155	-
Payments on FHLB advances	(292)	(240)
Sale (purchase) of treasury stock	(151)	(716)
Dividends paid	(90)	(98)
Net cash provided by financing activities	8,341	461

Net increase in cash and cash equivalents	6,521	5,203

CASH AND CASH EQUIVALENTS, beginning of period	4,966	4,347

CASH AND CASH EQUIVALENTS, end of period	$11,487	$9,550

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$774	$633

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$291	$(1,401)

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

The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-KSB dated June 30, 2005.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands)

NOTE 2.    INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2005 (Unaudited)			June 30, 2005 (Audited)
		GROSS			GROSS
	AMORTIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	FAIR
	COST	GAINS/(LOSSES)	VALUE	COST	GAINS/(LOSSES)	VALUE
Available-for-sale:
U.S. government and
agency obligations	$7,928	$(73)	$7,855	$8,012	$(41)	$7,971
Municipal obligations	13,252	132	13,384	13,239	188	13,427
Corporate obligations	16,906	(291)	16,615	17,020	(231)	16,789
Mortgage-backed
securities	9,550	(115)	9,435	11,164	(110)	11,054
Collateralized
mortgage obligations	20,617	(287)	20,330	24,583	(213)	24,370
Corporate preferred
stock	1,800	(249)	1,551	1,800	(184)	1,616
Total	$70,053	$(883)	$69,170	$75,818	$(591)	$75,227
Held-to-maturity:
Municipal obligations	$829	$31	$860	$829	$37	$866
Mortgage-backed
securities	326	8	334	372	11	383
Total	$1,155	$39	$1,194	$1,201	$48	$1,249

EAGLE BANCORP AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.    LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	June 30,
	2005	2005
(Dollars in Thousands)	(Unaudited)	(Audited)
First mortgage loans:
Residential mortgage (1-4 family)	$61,064	$56,533
Commercial real estate	15,574	14,779
Real estate construction	4,357	2,723
Other loans:
Home equity	18,062	16,801
Consumer	12,365	10,909
Commercial	4,933	5,58
Total	116,355	107,313
Less: Allowance for loan losses	(544)	(573)
Deferred loan fees	52	99
Total	$115,863	$106,539

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $290 and $434 at September 30, 2005 and June 30, 2005, respectively. Classified assets, including real estate owned, totaled $668 and $760 at September 30, 2005 and June 30, 2005 respectively.

The following is a summary of changes in the allowance for loan losses:

	Three Months Ended	Year ended
	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)
(Dollars in Thousands)
Balance, beginning of period	$573	$628
Reclassification to repossessed
property reserve	(15)	(15)
Provision charged to operations	-	-
Charge-offs	(18)	(50)
Recoveries	4	10
Balance, end of period	$544	$573

EAGLE BANCORP AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.    DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)
(Dollars in Thousands)
Noninterest checking	$13,584	$11,660
Interest-bearing checking	31,524	30,865
Passbook	24,886	25,239
Money market	29,465	26,749
Time certificates of deposit	79,756	77,984
Total	$176,215	$172,497

NOTE 5.    EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2005 is computed using 1,080,604 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2004 is computed using 1,172,153 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,203,258 for the three months ended September 30, 2005 and 1,198,658 for the three months ended September 30, 2004.

NOTE 6.    DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid a dividend of $0.20 per share on August 26, 2005. A dividend of $0.20 per share was declared on October 20, 2005, payable November 18, 2005 to stockholders of record on November 4, 2005. Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of July 21, 2005, the Company’s Board of Directors announced a stock repurchase program for up to 28,750 shares. This represents approximately 6% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans. As of November 3, 2005 8,600 shares have been purchased under this program.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

	Three months	Twelve months
	ended	ended
	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)
(Dollars in Thousands)
Mortgage Servicing Rights
Beginning balance	$1,903	$2,064
Servicing rights capitalized	62	219
Servicing rights amortized	(106)	(380)
Ending balance	1,859	1,903
Valuation Allowance
Beginning balance	46	60
Provision	(46)	(14)
Adjustments	-	-
Ending balance	-	46
Net Mortgage Servicing Rights	$1,859	$1,857

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements.” Eagle Bancorp (“Eagle” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include Eagle’s expectations of future financial results. The words “believe,”“expect,”“anticipate,”“estimate,”“project,” and similar expressions identify forward-looking statements. Eagle’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain. Factors which could affect actual results but are not limited to include (i) change in general market interest rates, (ii) general economic conditions, (iii) local economic conditions, (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle’s loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) competition, and (x) demand for financial services in Eagle’s markets. These factors should be considered in evaluating the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of their dates.

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

The Bank has a strong mortgage lending emphasis, with the majority of its loans in single-family residential mortgages. This has led to successfully marketing home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years the Bank has begun adding commercial loans to its portfolio, both real estate and non-real estate. The purpose of this diversification is to mitigate the Bank’s dependence on the mortgage market, as well as to improve its ability to manage its spread. The Bank’s management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan serviced portfolio, which provides a steady source of fee income. The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes. Fee income is also supplemented with fees generated from the Bank’s deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

For the past year, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio. In the fiscal years ended June 30, 2003 and June 30, 2004, the Bank experienced very strong mortgage loan origination volume due to low interest rates and large refinancing activity. The fiscal year ended June 30, 2005 saw a decline in mortgage loan originations, as mortgage rates rose slightly and refinancing volume declined. For the quarter ended September 30, 2005, loan origination volume increased compared to the previous year’s quarter, however origination volumes are not expected to reach the levels of 2004. Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.

The level and movement of interest rates also impacts the Bank’s earnings. The yield curve continues to flatten, i.e. short-term interest rates have risen much more than long-term interest rates, with some long-term rates actually declining in the past year. This can have a negative impact on the Bank’s net interest margin as its deposits are typically priced relative to short-term rates, while the majority of its loan products are priced relative to long-term rates. The Bank has been able to partially offset this effect by reinvesting investment proceeds in the loan portfolio, because as noted earlier, loans typically earn higher rates of return than investments.

Another factor which has impacted recent earnings has been the volatility in the value of the Bank’s mortgage servicing rights. The value of servicing rights declined significantly in fiscal year 2003, only to recover almost the entire amount in fiscal year 2004. Fiscal year 2005 saw only a slight change in the value of the mortgage servicing rights, and the first quarter of the new fiscal year has seen the value increase to the point where no valuation allowance is needed at the present time. If long-term interest rates hold at their current level or even rise during the year, the value of the servicing rights should remain relatively stable. A decline in long-term interest rates, however, could lead to a need for a valuation allowance.

Financial Condition

Comparisons in this section are for the three month period ended September 30, 2005.

Total assets increased by $9.10 million, or 4.41%, to $215.51 million at September 30, 2005, from $206.41 million at June 30, 2005. Total liabilities increased by $8.99 million to $193.14 million at September 30, 2005, from $184.15 million at June 30, 2005. Total equity increased $113,000 to $22.38 million at September 30, 2005 from $22.27 million at June 30, 2005.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition (continued)

Interest-bearing deposits with banks increased $5.17 million to $7.01 million at September 30, 2005. Loans receivable increased $9.02 million, or 8.44%, to $115.86 million at September 30, 2005 from $106.84 million at June 30, 2005. Single-family mortgage loans were the loan category with the largest increase, $4.53 million, and most other loan categories showed some increase. Total loan originations were $36.76 million for the three months ended September 30, 2005, with single family mortgages accounting for $19.83 million of the total. Construction loan and home equity loan originations totaled $6.62 million and $4.18 million, respectively, for the same period. Consumer loan originations totaled $2.93 million. Loans held-for-sale decreased to $1.67 million at September 30, 2005 from $2.15 million at June 30, 2005.

During the quarter, Eagle formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5 million. The Company has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt. The proceeds of the trust preferred securities and growth in deposits funded asset growth. Deposits grew $3.72 million, or 2.16%, to $176.22 million at September 30, 2005 from $172.50 million at June 30, 2005. Growth in non-interest checking and money market accounts contributed to the increase in deposits. Interest bearing checking showed a modest increase, while certificates of deposit and passbook savings accounts declined slightly. The Bank began offering a new high balance, high interest rate money market account during the quarter and it has been a successful addition to the deposit product line.

The growth in total equity was the result of earnings for the three months of $499,000, offset by the payment of a $0.20 per share regular cash dividend, stock repurchases, and an increase in the net unrealized loss on securities available-for-sale.

Results of Operations for the Three Months Ending September 30, 2005 and 2004

Net Income. Eagle’s net income was $499,000 and $358,000 for the three months ended September 30, 2005, and 2004, respectively. The increase of $141,000, or 39.39%, was due to increases in noninterest income of $211,000 and net interest income of $102,000, partially offset by increases in noninterest expense of $93,000 and income tax expense of $79,000. Basic earnings per share were $0.46 for the current period, compared to $0.31 for the previous year’s period.

Net Interest Income. Net interest income increased to $1.67 million for the quarter ended September 30, 2005 from $1.57 million for the quarter ended September 30, 2004. This increase of $102,000 was the result of an increase in interest and dividend income of $231,000, partially offset by the increase in interest expense of $129,000.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ending September 30, 2005 and 2004 (continued)

Interest and Dividend Income. Total interest and dividend income was $2.44 million for the quarter ended September 30, 2005, compared to $2.21 million for the quarter ended September 30, 2004, representing an increase of $231,000, or 10.45%. Interest and fees on loans increased to $1.79 million for the three months ended September 30, 2005 from $1.46 million for the same period ended September 30, 2004. This increase of $326,000, or 22.33%, was due primarily to the increase in the average balances of loans receivable for the quarter ended September 30, 2005. Average balances for loans receivable, net, for the quarter ended September 30, 2005 were $113.75 million, compared to $93.45 million for the previous year. This represents an increase of $20.30 million, or 21.72%. All loan categories have shown increases from the previous year. The average interest rate earned on loans receivable increased by 2 basis points, from 6.27% at September 30, 2004 to 6.29% at September 30, 2005. Interest and dividends on investment securities available-for-sale (AFS) decreased to $623,000 for the quarter ended September 30, 2005 from $696,000 for the same quarter last year. Average balances on investments decreased to $73.84 million for the quarter ended September 30, 2005, compared to $88.04 million for the quarter ended September 30, 2004. The average interest rate earned on investments increased to 3.45% from 3.24%. Interest on securities held to maturity (HTM) decreased from $18,000 to $14,000 as new purchases are placed in the AFS portfolio. Dividends on Federal Home Loan Bank (FHLB) stock have been suspended by the FHLB of Seattle as part of the capital plan adopted by the FHLB.

Interest Expense. Total interest expense increased to $768,000 for the quarter ended September 30, 2005, from $639,000 for the quarter ended September 30, 2004, an increase of $129,000, or 20.19%. Interest on deposits increased to $666,000 for the quarter ended September 30, 2005, from $579,000 for the quarter ended September 30, 2004. This increase of $87,000, or 15.03%, was the result of an increase in average rates paid on deposit accounts. Certificates of deposit and money market accounts showed increases in average rates paid while passbook savings and checking accounts had no change. Average balances in interest-bearing deposit accounts decreased to $160.62 million for the quarter ended September 30, 2005, compared to $161.33 million for the same quarter in the previous year. The average rate paid on liabilities increased 27 basis points from the quarter ended September 30, 2004 to the quarter ended September 30, 2005. This is the result of the repricing of deposits as short term interest rates have increased. An increase in the average balance of borrowings from the FHLB resulted in an increase in interest paid on borrowings to $102,000 in the current quarter compared to $60,000 in the previous year’s quarter.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended September 30, 2005 or the quarter ended September 30, 2004. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ending September 30, 2005 and 2004 (continued)

Total classified assets declined slightly from $760,000 at June 30, 2005 to $668,000 at September 30, 2005 and total less than 1% of the total loan portfolio. At quarter end, the Bank had one foreclosed commercial real estate property, which was sold for a small loss in October 2005.

Noninterest Income. Total noninterest income increased to $643,000 for the quarter ended September 30, 2005, from $432,000 for the quarter ended September 30, 2004, an increase of $211,000. This was the result of an increase in net gain on sale of loans and to the higher valuation of the Bank’s mortgage servicing rights, which increased $46,000. This increase is reflected in mortgage loan servicing fees. Mortgage loan servicing fees increased to $191,000 for the current quarter from $84,000 for the previous year’s quarter. Fees for the comparable period in 2004 included a decrease in the Bank’s mortgage servicing rights of $59,000. Income from sale of loans increased to $173,000 from $115,000. Other noninterest income increased to $135,000 for the quarter ended September 30, 2005 from $94,000 for the quarter ended September 30, 2004. This was primarily due to increased income on bank owned life insurance.

Noninterest Expense. Noninterest expense increased by $93,000 or 6.20% to $1.59 million for the quarter ended September 30, 2005, from $1.50 million for the quarter ended September 30, 2004. This increase was primarily due to increases in advertising expense of $30,000, salaries and benefits of $23,000 and “other” noninterest expense of $20,000. Advertising expenses was higher due to increased promotion of deposit products. Salaries and benefits were higher due to merit raises. “Other” noninterest expense was higher due to increased loan expense. Other expense categories showed minor changes.

Income Tax Expense. Eagle’s income tax expense was $222,000 for the quarter ended September 30, 2005, compared to $143,000 for the quarter ended September 30, 2004. The effective tax rate for the quarter ended September 30, 2005 was 30.79% and was 28.54% for the quarter ended September 30, 2004. Management expects Eagle’s effective tax rate to be approximately 31%.

Liquidity, Interest Rate Sensitivity and Capital Resources

The company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio was 17.96% and 18.46% at September 30, 2005 and September 30, 2004, respectively. Liquidity decreased slightly due to the decreased investment balances.

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

At June 30, 2005 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. The Bank’s capital ratio as measured by the OTS decreased slightly from the previous quarter, but improved from one year ago. The Bank’s strong capital position mitigates its interest rate risk exposure. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of September 30, 2005, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2005, the Bank’s tangible, core, and risk-based capital ratios amounted to 11.57%, 11.57, and 17.32%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

	(Unaudited) At September 30, 2005
		For Capital
		Adequacy
	Dollar	Purposes
	Amount	% of Assets
Tangible capital:
Capital level	$24,983	11.57%
Requirement	3,240	1.50
Excess	$13,710	10.07%
Core capital:
Capital level	$24,983	11.57%
Requirement	6,479	3.00
Excess	$18,504	8.57%
Risk-based capital:
Capital level	$25,474	17.32%
Requirement	11,764	8.00
Excess	$13,710	9.32%

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

EAGLE BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

Based on their evaluation, the company’s Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the company’s disclosure controls and procedures are effective as of September 30, 2005 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no significant changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings  other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.    Unregistered Sales of Equity Securities Use of Proceeds.

c.) Small Business Issuer Purchases of Equity Securities.
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

July 2005	2,500	$31.75	2,500	26,250
7-1-05 to
7-31-05

August 2005	2,200	$32.34	2,200	24,050
8-1-05 to
8-31-05

September 2005	None	N/A	N/A	N/A
9-1-05 to
9-30-05
Total	4,700	$32.03	4,700	N/A

*The Company publicly announced a stock repurchase program on July 21, 2005. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of November 3, 2005, 8,600 shares had been repurchased

Item 3.    Defaults Upon Senior Securities.
Not applicable.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 4.    Submission of Matters to a Vote of Security Holders.
The proxy statement for the Annual Meeting of Stockholders was mailed on September 19, 2005. The following matters were voted on at the meeting held on October 20, 2005: Election of directors for three-year terms expiring in 2008:

1. Election of directors for three-year terms expiring in 2008:

	For:	Against:
Larry A. Dreyer	1,018,854	2,235
Lynn E. Dickey	1,018,354	2,735

2. Ratification of appointment of Anderson ZurMuehlen & Co., P.C. as auditors for the fiscal year ended June 30, 2006:

For:	Against:	Abstain:
1,127,479	885	200

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
On July 21, 2005, the registrant furnished under Item 2.02 of Form 8-K a press release announcing its earnings for the fourth quarter of the 2005 fiscal year, and under Item 8.01 an announcement of a stock buyback program of 28,750 shares.

EAGLE BANCORP AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP

Date: November 10, 2005	By:	/s/ Larry A. Dreyer
Larry A. Dreyer
President/CEO

Date: November 10, 2005	By:	/s/ Peter J. Johnson
Peter J. Johnson
Exec. VP/CFO