Form 10QSB
period 2005-12-31
EAGLE BANCORP/MT
filed 2006-02-09
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No []

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share                     1,098,442 shares outstanding
As of February 6, 2006

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

                                            &# 160;
PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of December 31, 2005 (unaudited) and June 30, 2005	1 and 2

	Consolidated Statements of Income for the three and six months ended December 31, 2005 and 2004 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders’ Equity for the six months ended December 31, 2005 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 to 21

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security-Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Signatures		25

Exhibit 31.1		26 and 27

Exhibit 31.2		28 and 29

Exhibit 32.1		30

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31, 2005	June 30, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,697	$3,122
Interest-bearing deposits with banks	214	1,844
Total cash and cash equivalents	4,911	4,966

Investment securities available-for-sale, at market value	67,967	75,227
Investment securities held-to-maturity, at amortized cost	1,110	1,201
Investment in nonconsolidated subsidiary	155	—
Federal Home Loan Bank stock, at cost	1,315	1,315
Mortgage loans held-for-sale	813	2,148
Loans receivable, net of deferred loan fees and allowance for loan losses	122,077	106,839
Accrued interest and dividends receivable	1,142	1,102
Mortgage servicing rights, net	1,814	1,857
Property and equipment, net	6,123	6,242
Cash surrender value of life insurance	5,141	5,049

Real estate acquired in settlement of loans, net of allowance for losses	—	—
Other assets	452	468
Total assets	$213,020	$206,414

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	December 31, 2005	June 30, 2005
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$12,278	$11,660
Interest bearing	159,824	160,837
Advances from Federal Home Loan Bank	11,702	9,885
Long-term subordinated debentures	5,155	—
Accrued expenses and other liabilities	1,649	1,767
Total liabilities	190,608	184,149
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,095,372 and 1,103,972 outstanding at December 31, 2005 and June 30, 2005, respectively)	12	12
Additional paid-in capital	4,246	4,188
Unallocated common stock held by employee stock ownership plan ("ESOP")	(147)	(165)
Treasury stock, at cost (128,200 and 119,600 shares at December 31, 2005 and June 30, 2005, respectively)	(4,332)	(4,048)
Retained earnings	23,394	22,630
Accumulated other comprehensive income (loss)	(761)	(352)
Total stockholders' equity	22,412	22,265

Total liabilities and stockholders' equity	$213,020	$206,414

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$1,897	$1,507	$3,687	$2,972
Interest on deposits with banks	36	9	47	25
FHLB stock dividends	-	7	-	21
Securities available-for-sale	640	733	1,263	1,429
Securities held-to-maturity	13	17	27	34
Total interest and dividend income	2,586	2,273	5,024	4,481

Interest Expense:
Deposits	717	588	1,383	1,166
FHLB advances and subordinated debentures	179	33	281	93
Total interest expense	896	621	1,664	1,259

Net interest income	1,690	1,652	3,360	3,221
Loan loss provision	-	-	-	-
Net interest income after loan loss provision	1,690	1,652	3,360	3,221

Noninterest income:
Net gain on sale of loans	128	111	301	225
Demand deposit service charges	136	145	279	284
Mortgage loan servicing fees	130	251	321	336
Net gain on sale of available-for-sale securities	-	10	1	10
Other	123	106	258	200
Total noninterest income	517	623	1,160	1,055

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	906	807	1,738	1,616
Occupancy expenses	133	122	258	248
Furniture and equipment depreciation	78	80	157	158
In-house computer expense	68	66	135	128
Advertising expense	46	47	116	87
Amortization of mtg servicing fees	92	93	198	189
Federal insurance premiums	6	6	12	12
Postage	19	23	42	48
Legal, accounting, and examination fees	61	49	95	84
Consulting fees	12	12	30	23
ATM processing	12	12	24	24
Other	204	241	424	441
Total noninterest expense	1,637	1,558	3,229	3,058

Income before provision for income taxes	570	717	1,291	1,218

Provision for income taxes	125	146	347	290

Net income	$445	$571	$944	$928

Basic earnings per share	$0.41	$0.50	$0.87	$0.80

Diluted earnings per share	$0.37	$0.48	$0.78	$0.77

Weighted average shares outstanding (basic eps)	1,077,640	1,145,492	1,079,122	1,158,823

Weighted average shares outstanding (diluted eps)	1,204,412	1,199,812	1,203,835	1,199,235

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended December 31, 2005
(Dollars in Thousands, Except for Per Share Data)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

Balance, June 30, 2005	$—	$12	$4,188	$(165)	$(4,048)	$22,630	$(352)	$22,265

Net income (unaudited)	—	—	—	—	—	944	—	944
Other comprehensive income (unaudited)	—	—	—	—	—	—	(409)	(409)

Total comprehensive income (unaudited)								535

Dividends paid ($.40 per share) (unaudited)	—	—	—	—	—	(180)	—	(180)

Treasury stock purchased (2,500 shares @ $31.75; 1,200 shares @ $32.20; 1,000 shares @ $32.50; 1,400 shares @ $34.45; 2,500 shares @ $34.25) (unaudited)	—	—	—	—	(284)	—	—	(284)

ESOP shares allocated or committed to be released for allocation (2,300 shares) (unaudited)	—	—	58	18	—	—	—	76

Balance, December 31, 2005 (unaudited)	$—	$12	$4,246	$(147)	$(4,332)	$23,394	$(761)	$22,412

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended December 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$944	$928
Adjustments to reconcile net income to net cash from operating activities:
Provision for mortgage servicing rights valuation losses	(46)	(49)
Depreciation	256	256
Net amortization of marketable securities premium and discounts	546	723
Amortization of capitalized mortgage servicing rights	198	189
Gain on sale of loans	(301)	(225)
Net realized (gain) loss on sale of available-for-sale securities	(1)	(10)
FHLB & other dividends reinvested	—	(14)
Increase in cash surrender value of life insurance	(92)	(84)
Loss on sale of real estate owned	6	—
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(41)	29
Loans held-for-sale	1,622	437
Other assets	31	146
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	199	182
Net cash provided by operating activities	3,321	2,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities held-to-maturity	—	—
Investment securities available-for-sale	(4,269)	(6,098)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	90	236
Investment securities available-for-sale	9,836	10,585
FHLB stock redeemed	—	267
Proceeds from sales of investment securities available-for-sale	505	2,179
Net (increase) decrease in loan receivable, excludes transfers to real estate acquired in settlement of loans	(15,426)	(2,111)
Purchase of stock in non-consolidated subsidiaries	(155)	—

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended December 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
Purchase of property and equipment	(138)	(142)
Purchase of bank owned life insurance	—	(2,400)
Proceeds from the sale of real estate acquired in the settlement of loans	69	—
Net cash provided by (used in) investing activities	(9,488)	2,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking and savings accounts	(394)	268
Net increase (decrease) in overnight FHLB advances	1,400	(1,000)
Payments on FHLB advances	(584)	(2,531)
FHLB advances	1,000	—
Issue of subordinated debentures	5,155	—
Sale (Purchase) of Treasury Stock	(285)	(1,874)
Dividends paid	(180)	(189)
Net cash provided by (used in) financing activities	6,112	(5,326)

Net increase (decrease) in cash and cash equivalents	(55)	(302)

CASH AND CASH EQUIVALENTS, beginning of period	4,966	4,347

CASH AND CASH EQUIVALENTS, end of period	$4,911	$4,045

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,724	$1,286

Cash paid during the period for income taxes	$387	$183

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$642	$(998)

Mortgage servicing rights capitalized	$109	$118

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Eagle Bancorp (the “Company”) and its subsidiary American Federal Savings Bank (the “Bank”) reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company’s consolidated statement of financial condition and the consolidated results of operations and cash flows for the unaudited interim periods. The results for interim unaudited periods are not necessarily indicative of trends or results to be expected for the fiscal year ending June 30, 2006. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America (GAAP). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowances for loan losses, management obtains independent appraisals for foreclosed properties.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands, Except for Per Share Data)

NOTE 2.  INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2005 (Unaudited)			June 30, 2005 (Audited)
	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and
agency obligations	$7,176	$(118)	$7,058	$8,012	$(41)	$7,971
Municipal obligations	16,275	35	16,310	13,239	188	13,427
Corporate obligations	16,790	(406)	16,384	17,020	(231)	16,789
Mortgage-backed
securities	8,377	(140)	8,237	11,164	(110)	11,054
Collateralized
mortgage obligations	18,783	(364)	18,419	24,583	(213)	24,370
Corporate preferred
stock	1,800	(241)	1,559	1,800	(184)	1,616
Total	$69,201	$(1,234)	$67,967	$75,818	$(591)	$75,227
Held-to-maturity:
Municipal obligations	$828	$23	$851	$829	$37	$866
Mortgage-backed
securities	282	4	286	372	11	383
Total	$1,110	$27	$1,137	$1,201	$48	$1,249

EAGLE BANCORP AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.  LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31, 2005	June 30, 2005
	(Unaudited)	(Audited)
(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$66,928	$56,533
Commercial real estate	16,085	14,779
Real estate construction	4,672	2,723

Other loans:
Home equity	18,216	15,698,367
Consumer	11,027	10,909
Commercial	5,638	5,568

Total	122,566	107,313

Less: Allowance for loan losses	(539)	(573)
Deferred loan fees	50	99

Total	$122,077	$106,539

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $326 and $434 at December 31, 2005 and June 30, 2005, respectively. Classified assets, including real estate owned, totaled $556 and $760 at December 31, 2005 and June 30, 2005, respectively.

The following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31, 2,005	Year Ended June 30, 2005
	(Unaudited)	(Audited)
(Dollars in Thousands)
Balance, beginning of period	$573	$628
Reclassification to repossessed property reserve	(15)	(15)
Provision charged to operations	—	—
Charge-offs	(26)	(50)
Recoveries	7	10
Balance, end of period	$539	$573

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.  DEPOSITS

Deposits are summarized as follows:

	December 31, 2005	June 30, 2005
	(Unaudited)	(Audited)
(Dollars in Thousands)
Noninterest checking	$12,278	$11,660
Interest-bearing checking	29,966	30,865
Passbook	25,133	25,239
Money market	31,081	26,749
Time certificates of deposit	73,644	77,984
Total	$172,102	$172,497

NOTE 5.  EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2005 is computed using 1,077,640 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2005 is computed using 1,079,122 weighted average shares outstanding. Basic earnings per share for the three months ended December 31, 2004 is computed using 1,145,492 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2004 is computed using 1,158,823 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,204,412 for the three months ended December 31, 2005 and 1,203,835 for the six months ended December 31, 2005. Diluted earnings per share for the three months and six months ended December 31, 2004 is computed using 1,199,812 and 1,199,235 weighted average shares outstanding, respectively.

NOTE 6.  DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid two dividends of $0.20 per share, on August 26, 2005 and November 18, 2005. A dividend of $0.20 per share was declared on January 19, 2006, payable February 10, 2006 to stockholders of record on January 27, 2006. Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of July 21, 2005, the Company’s Board of Directors approved a stock repurchase program for up to 28,750 shares. This represents approximately 6% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans. As of February 6, 2006 9,900 shares have been purchased under this program.

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

	Six months ended December 31, 2005	Twelve months ended June 30, 2005
	(Unaudited)	(Audited)
(Dollars in Thousands)
Mortgage Servicing Rights
Beginning balance	$1,903	$2,064
Servicing rights capitalized	109	219
Servicing rights amortized	(198)	(380)
Ending balance	1,814	1,903

Valuation Allowance
Beginning balance	46	60
Provision	(46)	(14)
Adjustments	—	—
Ending balance	—	46

Net Mortgage Servicing Rights	$1,814	$1,857

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

Overview

The Company’s primary activity is ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”). The Bank is a federally chartered savings bank, engaging in typical banking activities: acquiring deposits from local markets and investing in loans and investment securities. The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense. The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by moves in interest rates. Noninterest income in the form of fee income and gain on sale of loans adds to the Bank’s income.

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

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview (Continued)

For the past year, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio. In the fiscal years ended June 30, 2003 and June 30, 2004, the Bank experienced very strong mortgage loan origination volume due to low interest rates and large refinancing activity. The fiscal year ended June 30, 2005 saw a decline in mortgage loan originations, as mortgage rates rose slightly and refinancing volume declined. The six month period ended December 31, 2005 had increased loan origination volume compared to the same period in the previous fiscal year, however origination volumes are not expected to reach the levels of 2004. Management believes that the Bank will need to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.

The level and movement of interest rates impacts the Bank’s earnings as well. The yield curve continues to be flat, i.e. short-term interest rates are approximately at the same level as long-term interest rates. This can have a negative impact on the Bank’s net interest margin as its deposits are typically priced relative to short-term rates, while the majority of its loan products are priced relative to long-term rates. The Bank has been able to partially offset this effect by reinvesting investment proceeds in the loan portfolio, because as noted earlier, loans typically earn higher rates of return than investments.

Another factor which has impacted recent earnings has been the volatility in the value of the Bank’s mortgage servicing rights. The value declined significantly in fiscal year 2003, only to recover almost the entire amount in fiscal year 2004. Fiscal year 2005 saw only a slight change in the value of the mortgage servicing rights, and the first half of the current fiscal year has seen the value increase to the point where no valuation allowance is needed at the present time. If long-term interest rates hold at their current level or even rise during the year, the value of servicing rights should remain relatively stable. A decline in long-term interest rates, however, could lead to a need for a valuation allowance.

Financial Condition

Comparisons of results in this section are between the six months ended December 31, 2005 and June 30, 2005.

Total assets increased by $6.61 million, or 3.20%, to $213.02 million at December 31, 2005, from $206.41 million at June 30, 2005. Total liabilities increased by $6.46 million to $190.61 million at December 31, 2005, from $184.15 million at June 30, 2005. Total equity increased $147,000 to $22.41 million at December 31, 2005 from $22.26 million at June 30, 2005.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition (continued)

Loans receivable increased $15.24 million, or 14.26%, to $122.08 million at December 31, 2005 from $106.84 million at June 30, 2005. All loan categories showed an increase, with single family mortgages showing the largest increase of $10.40 million in the six month period. Total loan originations were $65.73 million for the six months ended December 31, 2005, with single family mortgages accounting for $37.00 million of the total. Home equity loan and commercial loan originations totaled $6.74 million and $4.65 million, respectively, for the same period. Construction loan originations (including commercial real estate and land development loans) totaled $8.54 million. Loans held for sale decreased to $813,000 at December 31, 2005 from $2.15 million at June 30, 2005. Investment securities available-for-sale (AFS) decreased $7.26 million, or 9.65%, to $67.97 million at December 31, 2005 from $75.23 million at June 30, 2005. The investment category with the largest decrease was collateralized mortgage obligations, which decreased $5.95 million.

During the period, Eagle formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5 million. The Company has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt. The proceeds of the trust preferred securities and increases in advances from the Federal Home Loan Bank of Seattle (FHLB) funded asset growth. Borrowings from the FHLB increased $1.81 million, to $11.70 million from $9.89 million, while deposits declined slightly. Money market accounts showed the largest increase in deposit accounts, while certificates of deposit showed the largest decrease.

Total equity increased as a result of net income of $944,000, offset by purchases of treasury stock, an increase in other comprehensive loss of $409,000 (due to an increase in net unrealized loss on securities available-for-sale) and the payment of two quarterly $0.20 per share regular cash dividends.

Results of Operations for the Three Months Ended December 31, 2005 and 2004

Net Income. Eagle’s net income was $445,000 and $571,000 for the three months ended December 31, 2005, and 2004, respectively. The decrease of $126,000, or 22.07%, was due to a decrease in noninterest income of $106,000 and an increase in noninterest expense of $79,000, offset by an increase in net interest income of $38,000. Eagle’s tax provision was $21,000 lower in the current quarter. Basic earnings per share were $0.41 for the current period, compared to $0.50 for the previous year’s period.

Net Interest Income. Net interest income increased to $1.69 million for the quarter ended December 31, 2005, from $1.65 million for the previous year’s quarter. This increase of $38,000 was the result of an increase in interest and dividend income of $313,000 partially offset by the increase in interest expense of $275,000.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2005 and 2004 (Continued)

Interest and Dividend Income. Total interest and dividend income was $2.58 million for the quarter ended December 31, 2005, compared to $2.27 million for the quarter ended December 31, 2004, representing an increase of $313,000, or 13.79%. Interest and fees on loans increased to $1.90 million for the three months ended December 31, 2005 from $1.51 million for the same period ended December 31, 2004. This increase of $390,000, or 25.83%, was due primarily to the increase in the average balances on loans for the quarter ended December 31, 2005 as the average interest rate earned on loans showed little change from the previous year’s quarter. Average balances for loans receivable, net, for the quarter ended December 31, 2005 were $120.50 million, compared to $95.86 million for the previous year. This represents an increase of $24.64 million, or 25.70%. Interest and dividends on investment securities available-for-sale (AFS) decreased to $640,000 for the quarter ended December 31, 2005 from $733,000 for the same quarter last year. Average balances on investments decreased to $70.39 million for the quarter ended December 31, 2005, compared to $85.91 million for the quarter ended December 31, 2004. The average interest rate earned on investments increased to 3.71% from 3.49%. Interest on deposits with banks increased to $36,000 from $9,000, due to increases in average balances and the average interest rate earned. Dividends on FHLB stock have been suspended by the FHLB of Seattle as part of the capital plan adopted by the FHLB.

Interest Expense. Total interest expense increased to $896,000 for the quarter ended December 31, 2005, from $621,000 for the quarter ended December 31, 2004, an increase of $275,000, or 44.28%, due to increases in interest paid on borrowings and deposits. A significant increase in the average balance of borrowings, as well as an increase in the average rate paid, resulted in an increase in interest paid on borrowings to $179,000 in the current quarter compared to $33,000 in the previous year’s quarter. The Company issued $5.00 million of trust preferred securities at the end of September 2005, accounting for much of the increase in interest on borrowings. Interest on deposits increased to $717,000 for the quarter ended December 31, 2005, from $588,000 for the quarter ended December 31, 2004. This increase of $129,000, or 21.94%, was the result of an increase in average rates paid on deposit accounts. Money market accounts and certificates of deposit showed increases in average rates paid, while passbook savings and checking accounts remained the same. Average balances in interest-bearing deposit accounts increased slightly to $161.40 million for the quarter ended December 31, 2005, compared to $161.26 million for the same quarter in the previous year. The average rate paid on liabilities increased 53 basis points from the quarter ended December 31, 2004 to the quarter ended December 31, 2005.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended December 31, 2005 or the quarter ended December 31, 2004.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2005 and 2004 (continued)

Provision for Loan Losses (Continued). This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased from $760,000 at June 30, 2005 to $556,000 at December 31, 2005, and total less than 1% of total loans. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income decreased to $517,000 for the quarter ended December 31, 2005, from $623,000 for the quarter ended December 31, 2004, a decrease of $106,000 or 17.01%. This was the result of the decline in income from loan servicing fees. Mortgage loan servicing fees decreased due to the higher adjustment to the value of the Bank’s mortgage servicing rights in the previous year’s quarter. Increased mortgage loan originations compared to the same quarter a year ago contributed to an increase in income from sale of loans of $17,000. Demand deposit service charges decreased slightly due to decreased income on overdraft charges. The other categories of noninterest income registered small increases.

Noninterest Expense. Noninterest expense increased by $79,000 or 5.06% to $1.64 million for the quarter ended December 31, 2005, from $1.56 million for the quarter ended December 31, 2004. This increase was primarily due to an increase in salaries and benefits of $99,000, due to merit raises. Legal and accounting expenses increased $12,000, primarily due to the issuance of the trust preferred securities. Other expense categories showed minor changes.

Income Tax Expense. Eagle’s income tax expense was $125,000 for the quarter ended December 31, 2005, compared to $146,000 for the quarter ended December 31, 2004. The effective tax rate for the quarter ended December 31, 2005 was 21.93% and was 20.36% for the quarter ended December 31, 2004.

Results of Operations for the Six Months Ended December 31, 2005 and 2004

Net Income. Eagle’s net income was $944,000 and $928,000 for the six months ended December 31, 2005 and 2004, respectively. The increase of $16,000, or 1.72%, was the result of increases in net interest income of $139,000, and noninterest income of $105,000, partially offset by an increase in noninterest expense of $171,000. Eagle’s tax provision was $57,000 higher in the current period. Basic earnings per share for the period ended December 31, 2005 were $0.87 compared to $0.80 per share for the period ended December 31, 2004.

Net Interest Income. Net interest income increased to $3.36 million for the six months ended December 31, 2005 from $3.22 million for the six months ended December 31, 2004. This increase of $139,000 was the result of an increase in interest and dividend income of $543,000, partially offset by an increase in interest expense of $404,000.

Interest and Dividend Income. Total interest and dividend income was $5.02 million for the six months ended December 31, 2005, compared to $4.48 million for the same period ended December 31, 2004, representing an increase of $543,000, or 12.12%. Interest and fees on loans increased to $3.69 million for 2005 from $2.97 million for 2004. This increase of $715,000, or 24.07%, was due to an increase in the average balances of loans receivable to $117.12 million, compared to $94.65 million for the previous year. This is an increase of $22.47 million, or 23.74%.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2005 and 2004

Interest and Dividend Income (Continued). The average interest rate earned on loans receivable increased by 2 basis points, to 6.30% from 6.28%. Interest and dividends on investment securities available-for-sale (AFS) decreased to $1.26 million for the six months ended December 31, 2005 from $1.43 million for the same period ended December 31, 2004. Interest on deposits with banks increased to $47,000 from $25,000. As mentioned earlier, dividends on FHLB stock have been suspended by the FHLB of Seattle. It recently announced that it expects to make a small profit for calendar year 2005, with a good chance of making a profit in 2006, and possibly beginning dividend payments within a year.

Interest Expense. Total interest expense increased to $1.66 million for the six months ended December 31, 2005 from $1.26 million for the six months ended December 31, 2004, an increase of $404,000, or 32.06%. Interest on deposits increased to $1.38 million for the six months ended December 31, 2005 from $1.16 million for the six months ended December 31, 2004. This increase of $216,000, or 18.62%, was the result of an increase in average rates paid on deposit accounts despite a small decline in average balances in deposit accounts. Average rates paid on money market accounts and certificates of deposit increased from 2004 to 2005. The average rate paid on all liabilities increased by 40 basis points from the six month period ended December 31, 2004 to the six month period ended December 31, 2005. Average balances in interest-bearing deposits decreased to $161.01 million for the six month period ended December 31, 2005 compared to $161.29 million for the same period in the previous year. Interest paid on borrowings increased to $281,000 for the six months ended December 31, 2005 from $93,000 for the same period ended December 31, 2004. The increase in borrowing costs was due to increases in the average balances of FHLB advances as well as the trust preferred securities issued in September 2005. The average rate paid on borrowings increased 81 basis points from 2004 to 2005.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the six month periods ended December 31, 2005 or December 31, 2004. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased to $556,000 at December 31, 2005 from $760,000 at June 30, 2005. The Bank currently has no foreclosed property.

Noninterest Income. Total noninterest income increased to $1.16 million for the six months ended December 31, 2005, from $1.055 million for the six months ended December 31, 2004, an increase of $105,000, or 9.95%. Net gain on sale of loans increased to $301,000 for the six months ended December 31, 2005, compared to $225,000 for the same period ended December 31, 2004. This increase was due to higher mortgage originations. Mortgage loan servicing fees and demand deposit service charges declined slightly. Other categories of noninterest income showed minor increases.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2005 and 2004 (continued)

Noninterest Expense. Noninterest expense increased by $171,000, or 5.59% to $3.23 million for the six months ended December 31, 2005, from $3.06 million for the six months ended December 31, 2004. This increase was primarily due to increases in salaries and benefits of $122,000 and advertising expenses of $29,000. The increase in salaries and benefits was primarily due to merit raises. Advertising expenses were higher due to increased promotion of deposit products. Other categories of noninterest expense showed modest changes.

Income Tax Expense. Eagle’s income tax expense was $347,000 for the six months ended December 31, 2005, compared to $290,000 for the six months ended December 31, 2004. The effective tax rate for the six months ended December 31, 2005 was 26.88% and was 23.81% for the six months ended December 31, 2004.

Liquidity, Interest Rate Sensitivity and Capital Resources

The company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio was 16.09% and 15.81% for the months ended December 31, 2005 and December 31, 2004, respectively.

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

At September 30, 2005 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, improved slightly from the previous quarter. The Bank’s capital ratio as measured by the OTS decreased during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources (Continued)

As of December 31, 2005, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At December 31, 2005, the Bank’s tangible, core, and risk-based capital ratios amounted to 11.83%, 11.83%, and 16.99%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

	(Unaudited) At December 31, 2005
	Dollar Amount	For Capital Adequacy Purposes % of Assets
Tangible capital:
Capital level	$25,011	11.83%
Requirement	3,172	1.50
Excess	$21,839	10.33%
Core capital:
Capital level	$25,011	11.83%
Requirement	6,344	3.00
Excess	$18,667	8.83%
Risk-based capital:
Capital level	$25,500	16.99%
Requirement	12,004	8.00
Excess	$13,496	8.99%

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

Allowance for Loan and Lease Losses (ALLL) - Management applies its knowledge of current local economic and real estate market conditions, historical experience, loan portfolio composition, and the assessment of delinquent borrowers’ situations, to determine the adequacy of its ALLL reserve. These factors are reviewed by the Bank’s federal banking regulator and the Company’s external auditors on a regular basis. The current level of the ALLL reserve is deemed to be more than adequate given the above factors, with no material impact expected due to a difference in the assumptions.

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

Fair Value of Other Financial Instruments - Management uses an internal model to determine fair value for its loan portfolio and certificates of deposit. The assumptions entail spreads over the Treasury yield curve at appropriate maturity benchmarks. Assumptions incorporating different spreads would naturally deliver varying results, however due to the short-term nature of the loan portfolio and certificates of deposit, changes in the results would be mitigated. Currently, the fair value is only presented as footnote information, and changes due to new assumptions would not, in management’s opinion, affect the reader’s opinion of the Company’s financial condition.

Economic Life of Fixed Assets - Management determines the useful life of its buildings, furniture, and equipment for depreciation purposes. These estimates are reviewed by the Company’s external auditors for reasonableness. No material impact is expected if different assumptions were to be used.

EAGLE BANCORP AND SUBSIDIARY

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation, the company’s Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the company’s disclosure controls and procedures are effective as of December 31, 2005 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no significant changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.   Unregistered Sales of Equity Securities Use of Proceeds.

c.)	Small Business Issuer Purchases of Equity Securities.
Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2005 10-1-05 10-31-05	1,400	$34.45	1,400	22,650
November 2005 11-1-05 to 11-30-05	2,500	$34.25	2,500	20,150
December 2005 12-1-05 to 12-31-5	None	N/A	N/A	N/A
Total	3,900	$34.32	3,900	N/A

*The Company publicly announced a stock repurchase program on July 21, 2005. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of February 6, 2006, 9,900 shares had been repurchased.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 4.   Submission of Matters to a Vote of Security Holders.

The following matters were voted on at the annual meeting held on October 20, 2005:

a.)	Election of directors for three-year terms expiring in 2007:

	For:	Against:
Larry A. Dreyer	1,018,854	2,235
Lynn E. Dickey	1,018,354	2,735

b.)	Ratification of appointment of Anderson ZurMuehlen & Co., P.C. as auditors for the fiscal year ended June 30, 2006:

For:	Against:	Abstain:
1,020,121	560	408

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

EAGLE BANCORP

Date: February 9, 2006	By:	/s/ Larry A. Dreyer
Larry A. Dreyer
Title: President/CEO

Date: February 9, 2006	By:	/s/ Peter J. Johnson
Peter J. Johnson
Title: Executive Vice President/CFO