Form 10QSB
period 2006-03-31
EAGLE BANCORP/MT
filed 2006-05-10
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____.

Commission file number 0-29687

Eagle Bancorp

(Exact name of small business issuer as specified in its charter)

United States	81-0531318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	1,091,722 shares outstanding
As of May 4, 2006

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2006 (unaudited) and June 30, 2005	1 and 2

	Consolidated Statements of Income for the three and nine months ended March 31, 2006 and 2005 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended March 31, 2006 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 to 22

Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,327	$3,122
Interest-bearing deposits with banks	883	1,844
Total cash and cash equivalents	4,210	4,966

Investment securities available-for-sale, at market value	66,072	75,227
Investment securities held-to-maturity, at amortized cost	1,070	1,201
Investment in nonconsolidated subsidiary	155	-
Federal Home Loan Bank stock, at cost	1,315	1,315
Mortgage loans held-for-sale	401	2,148
Loans receivable, net of deferred loan fees and allowance for loan losses	129,137	106,839
Accrued interest and dividends receivable	1,180	1,102
Mortgage servicing rights, net	1,775	1,857
Property and equipment, net	6,009	6,242
Cash surrender value of life insurance	5,185	5,049
Real estate acquired in settlement of loans, net of allowance for losses	-	-
Other assets	612	468
Total assets	$217,121	$206,414

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$12,104	$11,660
Interest bearing	164,539	160,837
Advances from Federal Home Loan Bank	11,010	9,885
Long-term subordinated debentures	5,155	-
Accrued expenses and other liabilities	1,751	1,767
Total liabilities	194,559	184,149
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,093,322 and 1,103,972 outstanding at March 31, 2006 and June 30, 2005, respectively)	12	12
Additional paid-in capital	4,247	4,188
Unallocated common stock held by employee stock ownership plan ("ESOP")	(138)	(165)
Treasury stock, at cost (130,250 and 119,600 shares at March 31, 2006 and June 30, 2005, respectively)	(4,472)	(4,048)
Retained earnings	23,707	22,630
Accumulated other comprehensive income (loss)	(794)	(352)
Total stockholders' equity	22,562	22,265

Total liabilities and stockholders' equity	$217,121	$206,414

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$1,978	$1,526	$5,665	$4,498
Interest on deposits with banks	5	4	52	29
FHLB stock dividends	-	6	-	27
Securities available-for-sale	665	709	1,928	2,138
Securities held-to-maturity	13	16	40	50
Total interest and dividend income	2,661	2,261	7,685	6,742

Interest Expense:
Deposits	770	597	2,153	1,764
FHLB advances and subordinated debentures	211	32	492	125
Total interest expense	981	629	2,645	1,889

Net interest income	1,680	1,632	5,040	4,853
Loan loss provision	-	-	-	-
Net interest income after loan loss provision	1,680	1,632	5,040	4,853

Noninterest income:
Net gain on sale of loans	70	119	371	344
Demand deposit service charges	124	127	403	411
Mortgage loan servicing fees	138	158	459	494
Net gain (loss) on sale of available-for-sale securities	(10)	-	(9)	9
Other	152	144	410	345
Total noninterest income	474	548	1,634	1,603

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31		March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	918	868	2,656	2,484
Occupancy expenses	140	130	398	378
Furniture and equipment depreciation	78	77	235	235
In-house computer expense	66	68	201	196
Advertising expense	40	44	156	131
Amortization of mtg servicing fees	67	87	265	276
Federal insurance premiums	6	6	18	19
Postage	27	28	69	76
Legal, accounting, and examination fees	39	37	134	120
Consulting fees	14	15	44	37
ATM processing	12	12	36	36
Other	227	187	651	628
Total noninterest expense	1,634	1,559	4,863	4,616

Income before provision for income taxes	520	621	1,811	1,840

Provision for income taxes	117	176	464	467

Net income	$403	$445	$1,347	$1,373

Basic earnings per share	$0.37	$0.40	$1.25	$1.20

Diluted earnings per share	$0.33	$0.37	$1.12	$1.14

Weighted average shares outstanding (basic eps)	1,077,376	1,106,049	1,078,540	1,141,231

Weighted average shares outstanding (diluted eps)	1,205,562	1,200,962	1,204,411	1,199,811

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended March 31, 2006
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME	TOTAL

Balance, June 30, 2005	$-	$12	$4,188	$(165)	$(4,048)	$22,630	$(352)	$22,265

Net income (unaudited)	-	-	-	-	-	1,347	-	1,347
Other comprehensive income (unaudited)	-	-	-	-	-	-	(442)	(442)

Total comprehensive income (unaudited)	-	-	-	-	-	-	-	905

Dividends paid ($.60 per share) (unaudited)	-	-	-	-	-	(270)	-	(270)

Restricted stock plan shares allocated (4,600 shares)	-	-	(27)	-	80	-	-	53

Treasury stock purchased (2,500 shares @ $31.75; 1,200 shares @ $32.20; 1,000 shares @ $32.50; 1,400 shares @ $34.45; 2,500 shares @ $34.25; 1,300 shares @ $32.50; 4,000 shares @ $33.25; 1,350 shares @ $33.10) (unaudited)	-	-	-	-	(504)	-	-	(504)

ESOP shares allocated or committed to be released for allocation (3,450 shares) (unaudited)	-	-	86	27	-	-	-	113

Balance, March 31, 2005 (unaudited)	$-	$12	$4,247	$(138)	$(4,472)	$23,707	$(794)	$22,562

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,347	$1,373
Adjustments to reconcile net income to net cash from operating activities:
Provision for mortgage servicing rights valuation losses	(46)	(60)
Depreciation	384	382
Net amortization of marketable securities premium and discounts	739	1,027
Amortization of capitalized mortgage servicing rights	265	276
Gain on sale of loans	(371)	(344)
Net realized (gain) loss on sale of available-for-sale securities	9	(9)
FHLB & other dividends reinvested	-	(20)
Increase in cash surrender value of life insurance	(136)	(127)
Restricted stock award	53	-
Loss on sale of real estate owned	6	53
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(79)	(13)
Loans held-for-sale	2,098	696
Other assets	(129)	78
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	359	522
Net cash provided by operating activities	4,499	3,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(6,207)	(7,679)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	129	298
Investment securities available-for-sale	12,296	14,285
FHLB stock redeemed	-	377
Proceeds from sales of investment securities available-for-sale	1,627	3,698
Net (increase) decrease in loan receivable, excludes transfers to real estate acquired in settlement of loans	(22,515)	(7,137)
Purchase of bank owned life insurance	-	(2,400)
Purchase of stock in non-consolidated subsidiaries	(155)	-

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
Purchase of property and equipment	(152)	(146)
Proceeds from the sale of real estate acquired in the settlement of loans	69	-
Net cash provided by (used in) investing activities	(14,908)	2,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking and savings accounts	4,149	727
Net increase (decrease) in overnight FHLB advances	-	(3,500)
Payments on FHLB advances	(3,876)	(2,823)
FHLB advances	5,000	-
Issue of subordinated debentures	5,155	-
Sale (Purchase) of Treasury Stock	(505)	(3,903)
Dividends paid	(270)	(281)
Net cash provided by (used in) financing activities	9,653	(5,326)

Net increase (decrease) in cash and cash equivalents	(756)	(1,501)

CASH AND CASH EQUIVALENTS, beginning of period	4,966	4,347

CASH AND CASH EQUIVALENTS, end of period	$4,210	$2,846

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,785	$1,890

Cash paid during the period for income taxes	$574	$183

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$690	$(236)

Mortgage servicing rights capitalized	$137	$179

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

The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-KSB dated June 30, 2005.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands)

	March 31, 2006 (Unaudited)			June 30, 2005 (Audited)
	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and agency obligations	$7,091	$(123)	$6,968	$8,012	$(41)	$7,971
Municipal obligations	16,421	(1)	16,420	13,239	188	13,427
Corporate obligations	16,674	(409)	16,265	17,020	(231)	16,789
Mortgage-backed securities	7,644	(160)	7,484	11,164	(110)	11,054
Collateralized mortgage obligations	17,725	(415)	17,310	24,583	(213)	24,370
Corporate preferred stock	1,800	(175)	1,625	1,800	(184)	1,616
Total	$67,355	$(1,283)	$66,072	$75,818	$(591)	$75,227
Held-to-maturity:
Municipal obligations	$828	$19	$847	$829	$37	$866
Mortgage-backed securities	242	2	244	372	11	383
Total	$1,070	$21	$1,091	$1,201	$48	$1,249

EAGLE BANCORP AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
	(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$71,070	$56,533
Commercial real estate	16,686	14,779
Real estate construction	5,009	2,723

Other loans:
Home equity	18,313	16,801
Consumer	11,863	10,909
Commercial	6,720	5,568

Total	129,661	107,313

Less: Allowance for loan losses	(541)	(573)
Deferred loan fees	17	99

Total	$129,137	$106,839

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $372 and $434 at March 31, 2006 and June 30, 2005, respectively. Classified assets, including real estate owned, totaled $625 and $760 at March 31, 2006 and June 30, 2005, respectively.

The following is a summary of changes in the allowance for loan losses:

	Nine Months Ended	Year ended
	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Balance, beginning of period	$573	$628
Reclassification to repossessed property reserve	(15)	(15)
Provision charged to operations	-	-
Charge-offs	(36)	(50)
Recoveries	19	10
Balance, end of period	$541	$573

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. DEPOSITS

Deposits are summarized as follows:

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Noninterest checking	$12,104	$11,660
Interest-bearing checking	30,437	30,865
Passbook	25,170	25,239
Money market	32,840	26,749
Time certificates of deposit	76,092	77,984
Total	$176,643	$172,497

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2006 is computed using 1,077,376 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2006 is computed using 1,078,540 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2005 is computed using 1,106,049 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2005 is computed using 1,141,231 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,205,562 for the three months ended March 31, 2006 and 1,204,411 for the nine months ended March 31, 2006. Diluted earnings per share for the three months and nine months ended March 31, 2005 is computed using 1,200,962 and 1,199,811 weighted average shares outstanding, respectively.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid three dividends of $0.20 per share, on August 26, 2005, November 18, 2005 and February 10, 2006. A dividend of $0.20 per share was declared on April 20, 2006, payable May 19, 2006 to stockholders of record on May 5, 2006. Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of July 21, 2005, the Company’s Board of Directors approved a stock repurchase program for up to 28,750 shares. This represented approximately 6% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans. As of May 4, 2006, 16,850 shares have been repurchased under this program.

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

	Nine Months	Twelve months
	ended	ended
	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Mortgage Servicing Rights
Beginning balance	$1,903	$2,064
Servicing rights capitalized	137	219
Servicing rights amortized	(265)	(380)
Ending balance	1,775	1,903

Valuation Allowance
Beginning balance	46	60
Provision	(46)	(14)
Adjustments	-	-
Ending balance	-	46

Net Mortgage Servicing Rights	$1,775	$1,857

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

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”). The Bank is a federally chartered savings bank, engaging in traditional banking activities: acquiring deposits from local markets and investing in loans and investment securities. The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense. The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by moves in interest rates. Noninterest income in the form of fee income and gain on sale of loans adds to the Bank’s income.

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

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

For the past year, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio. In the fiscal years ended June 30, 2003 and June 30, 2004, the Bank experienced very strong mortgage loan origination volume due to low interest rates and large refinancing activity. The fiscal year ended June 30, 2005 saw a decline in mortgage loan originations, as mortgage rates rose slightly and refinancing volume declined. The nine month period ended March 31, 2006 had increased loan origination volume compared to the same period in the previous fiscal year, however origination volumes are not expected to reach the levels of 2004. Management believes that the Bank will need to focus on increasing net interest margin, other areas of fee income, and controlling operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is designed to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.

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

Another factor which has impacted recent earnings has been the volatility in the value of the Bank’s mortgage servicing rights. The value declined significantly in fiscal year 2003, only to recover almost the entire amount in fiscal year 2004. Fiscal year 2005 saw only a slight change in the value of the mortgage servicing rights, and the current fiscal year has seen the value increase to the point where no valuation allowance is required at the present time. If long-term interest rates hold at their current level or even rise during the year, the value of servicing rights should remain relatively stable. A decline in long-term interest rates, however, could lead to a need for a valuation allowance.

Financial Condition

Comparisons in this section are for the period between March 31, 2006 and June 30, 2005.

Total assets increased by $10.71 million, or 5.19%, to $217.12 million at March 31, 2006, from $206.41 million at June 30, 2005. Total liabilities increased by $10.41 million to $194.56 million at March 31, 2006, from $184.15 million at June 30, 2005. Total equity increased $300,000 to $22.56 million at March 31, 2006 from $22.26 million at June 30, 2005.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition (continued)

Loans receivable increased $22.30 million, or 20.87%, to $129.14 million at March 31, 2006 from $106.84 million at June 30, 2005. This is primarily a result of management’s decision to sell a smaller percentage of residential mortgage originations and keeping more loans in the loan portfolio. All loan categories showed an increase, with single family mortgages showing the largest increase of $14.54 million in the nine month period (See Note 3 to the financial statements on page 10 for more detail). Total loan originations were $87.62 million for the nine months ended March 31, 2006, with single family mortgages accounting for $48.62 million of the total. Construction loan originations (including commercial real estate and land development loans) totaled $11.58 million. Home equity and consumer loan originations totaled $9.67 million and $5.89 million, respectively, for the same period. Commercial real estate and land loan originations totaled $6.35 million. Loans held for sale decreased to $400,000 at March 31, 2006 from $2.15 million at June 30, 2005. Investment securities available-for-sale (AFS) decreased $9.16 million, or 12.18%, to $66.07 million at March 31, 2006 from $75.23 million at June 30, 2005. The investment category with the largest decrease was collateralized mortgage obligations, which decreased $7.06 million.

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

The proceeds of the trust preferred securities, growth in deposits, and increases in the amount of advances from the Federal Home Loan Bank of Seattle (FHLB) funded the asset growth. Deposits increased $4.14 million, or 2.40%, to $176.64 million at March 31, 2006 from $172.50 million at June 30, 2005. Money market accounts showed the largest increase, while certificates of deposit declined slightly. Advances from the FHLB of Seattle increased $1.12 million, to $11.01 million from $9.89 million.

Total equity increased as a result of earnings for the nine months of $1.35 million, offset by purchases of treasury stock of $504,000, an increase in other comprehensive loss of $442,000 (due to an increase in net unrealized loss on securities available-for-sale) and the payment of three quarterly $0.20 per share regular cash dividends.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Net Income. Eagle’s net income was $403,000 and $445,000 for the three months ended March 31, 2006, and 2005, respectively. The decrease of $42,000, or 9.44%, was due to an increase in noninterest expense of $75,000, a decrease in noninterest income of $74,000, offset by an increase in net interest income of $48,000. Eagle’s tax provision was $59,000 lower in the current quarter. Basic earnings per share were $0.37 for the current period, compared to $0.40 for the previous year’s period.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2006 and 2005 (Continued)

Net Interest Income. Net interest income increased $48,000 for the current quarter. Total interest and dividend income increased $400,000, which was partially offset by the increase in interest expense of $352,000.

Interest and Dividend Income. Total interest and dividend income was $2.661 million for the quarter ended March 31, 2006, compared to $2.261 million for the quarter ended March 31, 2005, representing an increase of $400,000, or 17.69%. Interest and fees on loans increased to $1.978 million for the three months ended March 31, 2006 from $1.526 million for the same period ended March 31, 2005. This increase of $452,000, or 29.62%, was due primarily to the increase in the average balances on loans, as the average interest rate only increased one basis point. Average balances for loans receivable, net, increased for the quarter ended March 31, 2006 to $127.07 million, compared to $98.13 million for the previous year. This represents an increase of $28.94 million, or 29.49% and is representative of management’s plan to grow the loan portfolio. This has been achieved primarily by reducing the amount of residential mortgages sold to the secondary market. The categories with the largest increases since last year are residential mortgage loans and commercial real estate loans.

Interest and dividends on investment securities available-for-sale (AFS) decreased to $665,000 for the quarter ended March 31, 2006 from $709,000 for the same quarter last year. Average balances on investments decreased to $67.96 million for the quarter ended March 31, 2006, compared to $81.46 million for the quarter ended March 31, 2005. The average interest rate earned on investments increased to 3.99% from 3.56%. Interest on securities held-to-maturity (HTM) decreased from $16,000 to $13,000. Dividends on FHLB stock have been suspended by the FHLB of Seattle as part of their capital plan.

Interest Expense. Total interest expense increased to $981,000 for the quarter ended March 31, 2006, from $629,000 for the quarter ended March 31, 2005, an increase of $352,000, or 55.96%, as interest paid on both borrowings and deposits increased. A significant increase in the average balance of borrowings, as well as an increase in the average rate paid, resulted in an increase in interest paid on borrowings to $211,000 in the current quarter compared to $32,000 in the previous year’s quarter. The Company issued $5.0 million of trust preferred securities at the end of September 2005, accounting for much of the increase in interest on borrowings. Interest on deposits increased to $770,000 for the quarter ended March 31, 2006. This increase of $173,000, or 28.98%, was primarily due to increases in average rates paid, as average balances increased only very slightly. The average rate paid on deposits increased 43 basis points from the quarter ended March 31, 2005 to the quarter ended March 31, 2006. Money market accounts and certificates of deposit had increases in average rates paid, while rates on passbook savings and checking accounts were unchanged.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2006 and 2005 (Continued)

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended March 31, 2006 or the quarter ended March 31, 2005. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased slightly from $760,000 at June 30, 2005 to $625,000 at March 31, 2006. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income decreased to $474,000 for the quarter ended March 31, 2006, from $548,000 for the quarter ended March 31, 2005, a decrease of $74,000 or 13.50%. This was primarily due to a decrease in net gain on sale of loans of $49,000. Mortgage loan origination volume has been higher this year than last year. However, as interest rates on mortgage loans have risen, management has chosen to sell a smaller percentage of residential mortgage originations to provide for growth in the loan portfolio. Mortgage loan servicing fees decreased by $20,000 due primarily to the higher adjustment to the value of the Bank’s mortgage servicing rights in the previous year’s quarter. The other categories of noninterest income registered small changes.

Noninterest Expense. Noninterest expense increased by $75,000, or 4.81%, to $1.634 million for the quarter ended March 31, 2006, from $1.559 million for the quarter ended March 31, 2005. This increase was primarily due to increases in salaries and benefits of $50,000 and “other” noninterest expense of $40,000, partially offset by a decrease in the amortization of mortgage servicing fees of $20,000. The increase in salaries and benefits was due to normal raises. The increase in “other” noninterest expense was due to higher loan expenses and supply costs. The decrease in the amortization of mortgage servicing fees was related to decreased prepayment activity on mortgage loans. Other expense categories showed minor changes.

Income Tax Expense. Eagle’s income tax expense was $117,000 for the quarter ended March 31, 2006, compared to $176,000 for the quarter ended March 31, 2005. The effective tax rate for the quarter ended March 31, 2006 was 22.50% and was 28.41% for the quarter ended March 31, 2005.

Results of Operations for the Nine Months Ended March 31, 2006 and 2005

Net Income. Eagle’s net income was $1.347 million and $1.373 million for the nine months ended March 31, 2006 and 2005, respectively. The decrease of $26,000, or 1.89%, was due to an increase in noninterest expense of $247,000, offset by an increase in net interest income of $187,000, and an increase in noninterest income of $31,000. Eagle’s tax provision was $3,000 lower in the current nine month period. Basic earnings per share were $1.25 for the nine months ended March 31, 2006, compared to $1.20 per share for the period ended March 31, 2005.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2006 and 2005

Net Interest Income. Net interest income increased to $5.040 million for the nine months ended March 31, 2006 from $4.853 million for the nine months ended March 31, 2005. This increase of $187,000 was the result of an increase in interest and dividend income of $943,000, partially offset by an increase in interest expense of $756,000.

Interest and Dividend Income. Total interest and dividend income was $7.685 million for the nine months ended March 31, 2006, compared to $6.742 million for the same period ended March 31, 2005, an increase of $943,000, or 13.99%. Interest and fees on loans increased to $5.665 million for 2006 from $4.498 million for 2005. This increase of $1.167 million, or 25.94%, was due to an increase in the average balances for loans receivable, net, for the nine months ended March 31, 2006. Average balances for loans receivable, net, for this period were $120.44 million, compared to $95.81 million for the previous year’s period. This is an increase of $24.63 million, or 25.71%. The average interest rate earned on loans receivable increased by 1 basis point, to 6.27%. Interest and dividends on securities available-for-sale (AFS) decreased to $1.928 million for the nine months ended March 31, 2006 from $2.138 million for the nine months ended March 31, 2005. Interest on securities held-to-maturity (HTM) decreased to $40,000 from $50,000. Average balances on investment securities decreased to $70.73 million for the nine months ended March 31, 2006 compared to $85.13 million for the same period ended March 31, 2005. The average interest rate earned on investments increased 28 basis points, to 3.71% from 3.43%. Dividends on FHLB stock have been suspended by the FHLB of Seattle as part of their capital plan.

Interest Expense. Total interest expense increased to $2.645 million for the nine months ended March 31, 2006 from $1.889 million for the nine months ended March 31, 2005, an increase of $756,000, or 40.02%. Interest on deposits increased to $2.153 million for the nine months ended March 31, 2006 from $1.764 million for the nine months ended March 31, 2005. This increase of $389,000, or 22.05%, was the result of an increase in average rates paid on deposit accounts offset by a small decline in average balances in deposit accounts. Average rates paid on deposits increased 32 basis points from 2005 to 2006. Money market accounts and certificates of deposit had increases in average rates paid, while checking accounts and passbook savings rates were unchanged. Average balances in interest-bearing deposits decreased to $160.76 million for the nine month period ended March 31, 2006 compared to $160.87 million for the same period in the previous year. Interest paid on borrowings increased to $492,000 for the nine months ended March 31, 2006 from $125,000 for the same period ended March 31, 2005. The increase was due to increases in the average balances of FHLB advances and the trust preferred securities issued in September 2005. The average rate paid on borrowings increased by 116 basis points from 2005 to 2006.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2006 and 2005

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the nine month periods ended March 31, 2006 or March 31, 2005. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased to $625,000 at March 31, 2006 from $760,000 at June 30, 2005. The Bank currently has no foreclosed property.

Noninterest Income. Total noninterest income increased to $1.634 million for the nine months ended March 31, 2006, from $1.603 million for the nine months ended March 31, 2005, an increase of $31,000, or 1.93%. This was due to increases in other noninterest income and in net gain on sale of loans, offset by smaller declines in the other categories of noninterest income. The increase in other noninterest income was due primarily to increased income on Bank Owned Life Insurance (BOLI) and higher fee income on loan products. Net gain on sale of loans was higher due to higher mortgage originations.

Noninterest Expense. Noninterest expense increased by $247,000, or 5.35%, to $4.863 million for the nine months ended March 31, 2006, from $4.616 million for the nine months ended March 31, 2005. This increase was primarily due to increases in salaries and benefits of $172,000 and advertising expense of $25,000. The increase in salaries and benefits was primarily due to normal raises. Advertising expenses were higher due to increased promotion of deposit products. Other categories of noninterest expense showed modest changes.

Income Tax Expense. Eagle’s income tax expense was $464,000 for the nine months ended March 31, 2006, compared to $467,000 for the nine months ended March 31, 2005. The effective tax rate for the nine months ended March 31, 2006 was 25.62% and was 25.38% for the nine months ended March 31, 2005.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio was 15.94% and 15.21% for the months ended March 31, 2006 and March 31, 2005, respectively.

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

At December 31, 2005 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, worsened slightly from the previous quarter. The Bank’s capital ratio as measured by the OTS increased during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of March 31, 2006, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2006, the Bank’s tangible, core, and risk-based capital ratios amounted to 11.63%, 11.63%, and 16.53%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

	(Unaudited)
	At March 31, 2006
		For Capital
		Adequacy
	Dollar	Purposes
	Amount	% of Assets
Tangible capital:
Capital level	$25,047	11.63%
Requirement	3,230	1.50
Excess	$21,817	10.13%
Core capital:
Capital level	$25,047	11.63%
Requirement	6,460	3.00
Excess	$18,587	8.63%
Risk-based capital:
Capital level	$25,555	16.53%
Requirement	12,370	8.00
Excess	$13,185	8.53%

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

EAGLE BANCORP AND SUBSIDIARY
EAGLE BANCORP AND SUBSIDIARY

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation, the company’s Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the company’s disclosure controls and procedures are effective as of March 31, 2006 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no significant changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.
Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.	Unregistered Sales of Equity Securities Use of Proceeds.

c.) Small Business Issuer Purchases of Equity Securities.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

January 2006	1,300	$32.25	1,300	18,850
01-01-06
01-31-06

February 2006	4,000	$33.25	4,000	14,850
02-01-06
02-28-06

March 2006	1,350	$33.10	1,350	13,500
03-01-06
03-31-06
Total	6,650	$33.02	6,650	N/A

*The Company publicly announced a stock repurchase program on July 21, 2005. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of May 4, 2006, 16,850 shares had been repurchased.

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
On January 19, 2006, the registrant furnished under Item 2.02 of Form 8-K a press release announcing its earnings for the second quarter of the 2006 fiscal year.

On March 20, 2006, the registrant furnished under Item 4.01 of Form 8-K a notification of change in its certifying accountant.

EAGLE BANCORP AND SUBSIDIARY
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP

Date: May 9, 2006	By:	/s/ Larry A. Dreyer
Larry A. Dreyer
President/CEO

Date: May 9, 2006	By:	/s/ Peter J. Johnson
Peter J. Johnson
Executive Vice President/CFO