Form 10KSB
period 2006-06-30
EAGLE BANCORP/MT
filed 2006-09-15
CIK 1101146

September 18, 2006

To Our Stockholders, Customers, and Friends:

The Board of Directors, management, and staff of Eagle Bancorp and its wholly owned subsidiary,

American Federal Savings Bank, are pleased to present our annual report for our fiscal year ended June 30, 2006.

Despite a challenging interest rate environment characterized by a very flat yield curve, we were able to achieve an increase of 2.4% in net income for the fiscal year ended June 30, 2006. We were pleased that net interest income, our main component of core earnings, increased as well, which enabled us to grow basic earnings per share by 7% from $1.55 to $1.66. Per share earnings were enhanced by our continuing stock repurchase program ($473,000 in treasury stock was purchased during the year).

Montana’s continuing strong economy, along with our very strong capital position, have allowed us to again increase our quarterly cash dividend to $0.22 per share, an increase of $.02 per share or 10% over our previous quarterly dividend. At a share price of $32.00, this would be a dividend yield of 2.75%.

Last year’s plan was to achieve strong growth in assets by continuing strong growth in our loan portfolio, funded by a combination of deposit growth and Federal Home Loan Bank advances. During the year, we did increase assets by 9.6% and loans receivable by nearly 32%. This was accomplished while maintaining very sound credit quality. Our non-performing loans as a percentage of assets actually decreased from a very low 0.24% to 0.20%.

Although we were successful in our new money market account for higher balance customers, we were unable to grow our total deposits by more than 1.07%. We expect the funding side of our business to remain our greatest challenge for next year as well. However, we plan to continue managing growth in assets and our capital ratios in order to improve our Return on Equity and resulting shareholder value.

We have begun our new fiscal year by increasing our advertising budget by 12.5% and launching a series of checking account promotions. We are spearheading the series with the introduction of our new “Freedom Rewards” account. This account was designed for our higher balance customers by featuring value rather than price. It includes free ATM use, identity theft protection, higher rates on certificates of deposit, lower rates on consumer loans, etc. We thank our stockholders who responded to our survey to research the product features and pricing during the development process.

The PUD process in Bozeman is taking longer than originally anticipated. Therefore, we now expect to open our new location on Oak Street in Bozeman in the spring of 2008.

We have nearly completed the remodeling of our downtown Helena drive-in/walk-up branch with the addition of a drive-up ATM and interior changes to make the lobby and customer service/new accounts area more customer friendly.

We recently joined the “Moneypass” ATM network to offer our depositors free ATM locations nationwide.

Finally, we are very proud to have been recently selected to receive an Independent Community Bankers of America community service award. We thank our dedicated Board of Directors, officers, and employees for demonstrating once again that they understand the relationship between employee loyalty, customer loyalty, community loyalty, and shareholder loyalty. We thank all of you for your confidence and support.

Very Sincerely,

Larry A. Dreyer
President and Chief Executive Officer

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006.

[ ]	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________.

Commission file number: 0-29687

Eagle Bancorp

(Name of small business issuer in its charter)

United States (State or other jurisdiction of incorporation	81-0531318 (I.R.S. Employer Identification No.) or organization)

1400 Prospect Avenue, Helena, MT (Address of principal executive offices)	59601 (Zip Code)

Issuer’s telephone number:	(406) 442-3080 www.americanfederalsavingsbank.com

Securities to be registered under Section 12(b) of the Act: Title of class None	Name of exchange on which registered N/A

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

Yes            X                No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year are        $12,664,000

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price as of August 30, 2006, was $11,065,510.

As of August 30, 2006, there were 1,087,557 shares of common stock issued and outstanding.

Documents Incorporated By Reference

          1.      Portions of the proxy statements for the annual meeting of stockholders for the fiscal years ended June 30, 2006 and June 30, 2005 and the Registration Statement on Form SB-2 filed on December 20, 1999 are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one):

Yes                    No        X

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Description of Business	1
2	Description of Property	22
3	Legal Proceedings	23
4	Submission of Matters to a Vote of Security Holders	23
	Part II
5	Market for Common Equity, Related Stockholder Matters and Small Business Issuers’ Purchases of Equity Securities	23
5C	Small Business Issuer Purchases of Equity Securities	24
6	Management’s Discussion and Analysis or Plan of Operation	24
7	Financial Statements	31
8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	31
8A	Controls and Procedures	31
8B	Other Information	31
	Part III
9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16(a) of the Exchange Act	32
10	Executive Compensation	32
11	Security Ownership of Certain Beneficial Owners, and Management and Related	32
	Stockholder Matters
12	Certain Relationships and Related Transactions	32
13	Exhibits	32
14	Principal Accountant Fees and Services	32

2

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

General

Eagle Bancorp (“Eagle” or “the Company”), a federally chartered stock holding company holds 100% of the Stock of American Federal Savings Bank (“American Federal” or “the Bank”). Its charter was approved on April 4, 2000, when it became the mid-tier stock holding company for the Bank, a federally chartered stock savings bank headquartered in Helena, Montana. Eagle Bancorp’s principal business is to hold the capital stock of American Federal. Upon the reorganization and conversion to stock form of American Federal Savings Bank, Eagle Bancorp issued 575,079 shares of its common stock, par value $.01 per share (the “Common Stock”) to the public at a price of $8 per share. This represents approximately 47% of the issued and outstanding shares of the Common Stock. The remaining 648,493 shares of the Common Stock are held by Eagle Financial MHC, Eagle Bancorp’s mutual holding company.

American Federal was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time. In 1975, the Bank adopted a federal thrift charter. The Bank currently has four full service offices and one satellite branch. We also have five automated teller machines located in our market area and we participate in the CashCard and Money Pass ATM networks. The Bank’s website can be found at www.americanfederalsavingsbank.com.

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

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. As of the 2000 census it had a population of 902,000. Helena, where we are headquartered, is the county seat of Lewis and Clark County, which has a population of approximately 58,500 and is located within 120 miles of four of Montana’s other five largest cities: Missoula, Great Falls, Bozeman and Butte. It is approximately midway between Yellowstone and Glacier National Parks. Helena is also Montana’s state capital. Its economy has shown moderate growth, in terms of both employment and income. State government and the numerous offices of the federal government comprise the largest employment sector. Helena also has significant employment in the service industries. Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry. The local economy is also dependent to a lesser extent upon ranching and agriculture. These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Bozeman is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 78,200. Bozeman is home to Montana State University and has achieved its recent growth in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman’s economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University. Residential construction in Bozeman has increased more rapidly than such construction in Helena and the other cities in which we operate.

Butte, Montana is approximately 64 miles southwest of Helena. Butte and the surrounding Silver-Bow County have a population of approximately 33,000. Butte’s population has declined as a result of the decline in the energy and telecommunications industries, which had afforded many higher paying jobs to residents of Butte and Silver-Bow County.

Townsend is the smallest community in which we operate. It has a population of about 2,000. Many of its residents commute to other Montana locations for work. Other employment in Townsend is primarily in agriculture and services. Townsend is approximately 32 miles southeast of Helena.

Competition

We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 935,000 people, there are approximately 66 credit unions in Montana as well as two federally chartered thrift institutions, and 77 commercial banks as of June 30, 2006. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

Lending Activities

General.

American Federal Savings Bank primarily originates one- to four-family residential real estate loans and, to a lesser extent commercial real estate loans, real estate construction loans, home equity loans, consumer loans and commercial loans. Commercial real estate loans include loans on multi-family dwellings, loans on nonresidential property and loans on developed and undeveloped land. Home equity loans include loans secured by the borrower’s primary residence. Typically, the property securing such loans is subject to a prior lien. Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats. Personal loans and lines of credit are made on deposits held by the Bank and on an unsecured basis. Commercial loans consist of business loans and lines of credit on a secured and unsecured basis.

Loan Portfolio Composition.

The following table analyzes the composition of the Bank’s loan portfolio by loan category at the dates indicated.

	At June 30,
	2006		2005
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
First mortgage loans:
Residential mortgage (1-4 family)(1)	$75,913	53.71%	$56,533	52.68%
Commercial real estate	18,648	13.20%	14,779	13.77%
Real estate construction	6,901	4.88%	2,723	2.54%
Total first mortgage loans	101,462	71.79%	74,035	68.99%
Other loans:
Home equity	20,191	14.29%	16,801	15.66%
Consumer	11,820	8.36%	10,909	10.16%
Commercial	7,861	5.56%	5,568	5.19%
Total other loans	39,872	28.21%	33,278	31.01%
Total loans	141,334	100.00%	107,313	100.00%
Less:
Deferred loan fees:	(59)		(99)
Allowance for loan losses	535		573
Total loans, net	$140,858		$106,839

(1)	Excludes loans held for sale.

Fee Income.

American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $547,000 and $570,000 for the years ended June 30, 2006 and 2005, respectively. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $88,000 and $103,000 for the years ended June 30, 2006 and 2005, respectively.

Loan Maturity Schedule.

The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2006. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	Within 6 Months	6 to 12 Months	More than 1 year to 2 years	More than 2 years to 5 years	Over 5 years	Total
	(In thousands)
Residential mortgage (1-4 family)(1)	$—	$84	$594	$2,447	$73,692	$76,817
Commercial real estate	68	1,644	629	4,603	11,704	18,648
Real estate construction	396	5,609	896	—	—	6,901
Home equity	275	1,352	1,293	8,184	9,087	20,191
Consumer	213	2,438	719	5,119	3,331	11,820
Commercial	555	2,322	203	2,194	2,587	7,861
Total Loans (1)	$1,507	$13,449	$4,334	$22,547	$100,401	$142,238

(1)	Includes loans held for sale.

The following table sets forth the dollar amount of all loans, at June 30, 2006, due after June 30, 2007, which have fixed interest rates and which have floating or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage (1-4 family)	$66,120	$10,613	$76,733
Commercial real estate	15,508	1,428	16,936
Real estate construction	896	—	896
Home equity	14,371	4,193	18,564
Consumer	8,657	512	9,169
Commercial	3,009	1,975	4,984
Total (1)	$108,561	$18,721	$127,282
Percent of total	85.29%	14.71%	100.00%

(1)	Due after June 30, 2007.

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated.

	Ended June 30,
	2006	2005
	(In thousands)
Net loans receivable (1) at beginning of period:	$108,987	$93,893
Loans originated:
Residential mortgage (1-4 family)	63,311	51,791
Commercial real estate	9,266	8,853
Real estate construction	13,745	6,383
Home equity	14,409	11,452
Consumer	7,904	6,584
Commercial loans	6,390	3,404
Total loans originated	115,025	88,467
Loans sold:
Whole loans	29,735	29,473
Participations	—	—
Total loans sold	29,735	29,473
Principal repayments and loan refinancings	52,621	43,968
Deferred loan fees decrease (increase)	27	13
Allowance for loans decrease (increase)	93	55
Net loan increase (decrease)	32,789	15,094
Net loans receivable (1) at end of period
	$141,776	$108,987

(1)	Includes loans held for sale.

Residential Lending

The Bank’s primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank’s market area. Approximately 53.71% of the bank’s loans as of June 30, 2006 were comprised of such loans. American Federal generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12 year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30 year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing loans sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser. The retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $547,000 (before adjustments to the valuation allowance on Mortgage Servicing Rights) for the year ended June 30, 2006. At June 30, 2006, American Federal Savings Bank had $190.04 million in residential mortgage loans sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

Property appraisals on real estate securing the Bank’s single-family residential loans are made by state certified and licensed independent appraisers who are approved annually by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. American Federal Savings Bank generally obtains title insurance policies on all first mortgage real estate loans originated. On occasion, refinancings of mortgage loans are approved using title reports instead of title insurance. Title reports are also allowed on home equity loans. Borrowers generally remit funds with each monthly payment of principal and interest, to a loan escrow account from which American Federal Savings Bank makes disbursements for such items as real estate taxes and hazard and mortgage insurance premiums as they become due.

Home Equity Loans.

American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers’ primary real estate, but are typically subject to a prior lien, which may or may not be held by the Bank. At June 30, 2006, $20.19 million or 14.29% of our total loans, were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than fifteen years.

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

Commercial Real Estate.

American Federal Savings Bank originates commercial real estate mortgage loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate loans make up 13.20% of the Bank’s total loan portfolio, or $18.65 million at June 30, 2006. The majority of these loans are non-residential commercial real estate loans. American Federal Savings Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $134,000 and is typically made with fixed rates of interest with five to 15 year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within the market area of the Bank and all are within the state of Montana. American Federal Savings Bank’s largest single commercial real estate loan had a balance of approximately $1,519,000 on June 30, 2006, and was secured by a commercial building. This loan contains a 90 percent government guaranty under the USDA Rural Development Program.

Real Estate Construction Lending.

American Federal Savings Bank also lends funds for the construction of one- to four-family homes. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Real estate construction loans accounted for $6.90 million or 4.88% of American Federal’s loan portfolio at June 30, 2006.

Consumer Loans.

As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank has made significant efforts to grow its consumer lending portfolio. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank. As of June 30, 2006, consumer loans totaled $11.82 million or 8.36% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market area and generally have maturities of up to 7 years. For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

Consumer loans have a shorter term and generally provide higher interest rates than residential loans. Consumer loans can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the maturities of rate sensitive assets and liabilities. Increasing its consumer loans has been a major part of the Bank’s strategy of operating more like a commercial bank than a traditional savings bank.

The underwriting standards employed by American Federal Savings Bank for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Commercial Loans.

Commercial loans amounted to $7.86 million, or 5.56% of the Bank’s total loan portfolio at June 30, 2006. American Federal Savings Bank’s commercial loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial loan portfolio amounts to only 5.56% of the total portfolio at June 30, 2006, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

Commercial loans of this nature usually involve greater risk than 1-4 family residential mortgage loans. The collateral we receive is typically related directly to the performance of the borrower’s business which means that repayment of commercial loans is dependent on the successful operations and income stream of the borrower’s business. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

Loans to One Borrower.

Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. As of June 30, 2006, our largest aggregation of loans to one borrower was approximately $1,960,000, consisting of four commercial loans secured by business assets and commercial real estate. This total also includes two personal loans to the business owner. This was well below our federal legal lending limit to one borrower of approximately $3.84 million at such date. At June 30, 2006, all of these loans were current.

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

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyze the loan applications and the property involved. Officers and branch managers are granted lending authority based on the kind of loan types where they possess expertise and their level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. A quorum (four) of the board of directors is required for approval of any loan, or aggregation of loans to a single borrower, more than $950,000.

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

Loan Commitments.

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of our commitments to extend credit as of June 30, 2006, was approximately $3.33 million, all of which was for residential mortgage loans.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2006, American Federal Savings Bank had no real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2006, we had $345,000 of loans that were non-performing and held on non-accrual status.

Delinquent Loans.

The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days at June 30, 2006:

	Number	Amount	Percentage of Total Delinquent Loans
	(Dollars in thousands)
Loan Type:
Mortgage (1-4 family)	6	$342	47.30%
Real estate construction	—	—	0.00%
Commercial real estate	3	133	18.40%
Home equity	4	46	6.36%
Consumer	18	64	8.85%
Commercial	3	138	19.09%
Total	34	$723	100.00%

Non-Performing Assets.

The following table sets forth information regarding American Federal Savings Bank’s non-performing assets as of the dates indicated. The Bank does not have any troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards No. 114.

	At June 30,
	2006	2005
	(Dollars in thousands)
Non-accrual loans	$345	$434
Accruing loans delinquent 90 days or more	114	67
Real estate owned	—	—
Total	$459	$501
Total non-performing loans as a percentage of total loan portfolio	0.33%	0.47%
Percentage of total assets	0.20%	0.24%

The decrease in non-accrual loans during the year ended June 30, 2006, was attributable primarily to a commercial real estate property being sold after repossession. During the year ended June 30, 2006, the Bank had one foreclosure, resulting in a loss on sale of approximately $6,000.

During the year ended June 30, 2006, approximately $30,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. This amount was not included in the Bank’s interest income for the period.

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

Management’s evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. In addition, each loan that exceeds $500,000 and each group of loans that exceeds $500,000 is monitored more closely. The following table reflects our classified assets.

	At June 30,
	2006	2005
	(Dollars in thousands)
Residential mortgages
(1-4 family):
Special mention	$—	$—
Substandard	291	237
Doubtful	—	—
Loss	—	—

Commercial Real Estate and Land:
Special mention	—	—
Substandard	—	87
Doubtful	—	—
Loss	—	—

Home equity loans:
Special mention	—	—
Substandard	34	100
Doubtful	—	32
Loss	31	—

Consumer loans:
Special mention	—	—
Substandard	14	5
Doubtful	—	—
Loss	1	24

Commercial loans:
Special mention	—	—
Substandard	318	260
Doubtful	11	—
Loss	—	—

Real estate owned/repossessed property
Special mention	—	—
Substandard	—	10
Doubtful	—	—
Loss	—	5

Total classified loans and real estate owned	$700	$760

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

Provisions for losses are charged against earnings in the period they are established. We had $535,000 in allowances for loan losses at June 30, 2006.

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

It is our policy to review our loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis.

The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

	For the Years Ended June 30,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$573	$628
Loans charged-off	(48)	(50)
Recoveries	25	10
Net loans charged-off	(23)	(40)
Provision for possible loan losses	—	—
Transfer to repossessed property reserve	(15)	(15)
Balance at end of period	$535	$573
Allowance for loan losses to total loans	0.38%	0.53%
Allowance for loan losses to total non- performing loans	141.91%	132.03%
Net recoveries (charge-offs) to average loans outstanding during the period	(0.02)%	(0.05)%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	2006			2005
	(Dollars in thousands)
	Amount	Percentage of Allowance to Total Allowance	Loans in Each Category of Total Loans	Amount	Percentage of Allowance to Total Allowance	Loans in Each Category to Total Loans
First Mortgage Loans:
Residential mortgage (1-4 family)	$60	11.21%	53.71%	$51	8.90%	52.68%
Commercial real estate	8	1.50%	13.20%	19	3.32%	13.77%
Real estate construction	3	0.56%	4.88%	3	0.52%	2.53%
Total mortgage loans	71	13.27%	71.79%	73	12.74%	68.99%
Other loans:
Home equity	37	6.92%	14.29%	8	1.40%	15.66%
Consumer	245	45.79%	8.36%	327	57.06%	10.17%
Commercial	182	34.02%	5.56%	165	28.80%	5.20%
Total other loans	464	86.73%	28.21%	500	87.25%	31.01%
Total	$535	100.00%	100.00%	$573	99.99%	100.00%

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

Eagle maintains liquid assets that may be invested in specified short-term securities and other investments. Liquidity levels may be increased or decreased depending on the yields on investment alternatives. They may also be increased based on management’s judgment as to the attractiveness of the yields then available in relation to other opportunities. Liquidity levels can also change based on management’s expectation of future yield levels, as well as management’s projections as to the short-term demand for funds to be used in the Bank’s loan origination and other activities. Eagle maintains an investment securities portfolio and a mortgage-backed securities portfolio as part of its investment portfolio.

Investment Policies.

The investment policy of Eagle, which is established by the board of directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing American Federal’s lending activities. The policy provides for available-for-sale, held-to-maturity and trading classifications. However, Eagle does not hold any securities for purposes of trading and does not anticipate doing so in the future. The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policies. Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, and mortgage-backed securities. Collateralized mortgage obligations, investment grade corporate debt securities, and commercial paper are also included. We also invest in Federal Home Loan Bank overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

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

Investment Securities.

We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. At June 30, 2006, our investment securities were U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities, collateralized mortgage obligations and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Investment securities held-to-maturity represented 1.53% of Eagle’s total investment portfolio. Securities available-for-sale totaled 96.45% of Eagle’s total investment portfolio. The remaining percentage is comprised of interest-bearing deposits in banks and stock in the Federal Home Loan Bank (FHLB). During the past year, total investment balances have declined as a result of principal payments received on mortgage-backed securities and collateralized mortgage obligations. Much of the cash generated by these payments has been reinvested in the loan portfolio.

The following table sets forth the carrying value of Eagle’s investment and mortgage-backed securities portfolio at the dates indicated.

	At June 30,
	2006		2005
	(Dollars in thousands)
	Book Value	Percentage of Total	Book Value	Percentage of Total
Securities available for sale, at fair value:
U.S. Government and agency obligations	$7,296	10.96%	$7,971	10.02%
Corporate obligations	15,617	23.46	16,789	21.10
Municipal obligations	17,143	25.76	13,427	16.87
Collateralized mortgage obligations	15,817	23.76	24,370	30.62
Mortgage-backed securities	6,747	10.14	11,054	13.89
Common Stock	—	—	—	—
Mutual Funds	—	—	—	—
Corporate preferred stock	1,578	2.37	1,616	2.02
Total securities available-for-sale	64,198	96.45	75,227	94.52
Securities held to maturity, at book value:
U.S. Government and agency obligations	—	—	—	—
Mortgage-backed securities	190	0.29	372	0.47
Municipal obligations	828	1.24	829	1.04
Total securities held-to-maturity	1,018	1.53	1,201	1.51
Total securities	65,216	97.98	76,428	96.03
Interest-bearing deposits	27	0.04	1,844	2.32
Federal Home Loan Bank capital stock, at cost	1,315	1.98	1,315	1.65
Total	$66,558	100.00%	$79,587	100.00%

The following table sets forth information regarding the carrying values, weighted average yields and maturities of Eagle’s investment and mortgage-backed securities portfolio at June 30, 2006.

	At June 30, 2006
	One Year or Less		One to Five Years		More than Five Years		Total Investment Securities
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Approximate Market Value	Annualized Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$1,481	2.91%	$4,237	4.11%	$1,578	5.05%	$7,296	$7,296	4.07%
Corporate obligations	6,040	2.99	9,577	3.61	—	—	15,617	15,617	3.37
Municipal obligations	—	—	488	4.30	16,655	4.78	17,143	17,143	4.77
Collateralized mortgage obligations	—	—	1,541	3.71	14,276	4.47	15,817	15,817	4.40
Mortgage-backed securities	222	2.90	2,796	3.57	3,729	4.45	6,747	6,747	4.03
Mutual funds	—	—	—	—	—	—	—	—	—
Corporate preferred stock	—	—	—	—	1,578	4.80	1,578	1,578	4.80
Common stock (dividend yield)	—	—	—	—	—	—	—	—	—
Total securities available for sale	7,743	2.97	18,639	3.74	37,816	4.64	64,198	64,198	4.18
Securities held to maturity:
Mortgage-backed securities	—	—	190	6.33	—	—	190	190	6.33
Municipal obligations	—	—	563	5.42	265	6.61	828	840	5.80
Total securities held to maturity	—	—	753	5.65	265	6.61	1,018	1,030	5.90
Total securities	7,743	2.97	19,392	3.82	38,081	4.66	65,216	65,228	4.21
Interest-bearing deposits	27	5.15	—	—	—	—	27	27	5.15
Federal Home Loan Bank capital stock	—	—	—	—	1,315	—	1,315	1,315	—
Total	$7,770	2.98%	$19,392	3.82%	$39,396	4.50%	$66,558	$66,570	4.12%

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

We pay interest rates on deposits which are competitive in our market. Interest rates on deposits are set weekly by senior management, based on a number of factors, including: projected cash flow; a current survey of a selected group of competitors’ rates for similar products; external data which may influence interest rates; investment opportunities and loan demand; and scheduled certificate maturities and loan and investment repayments.

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, passbook and statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $118.69 million or 68.08% of the Bank’s deposits at June 30, 2006 ($95.71 million or 54.90% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, will result in an increase in our cost of funds.

The following table sets forth American Federal’s distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

	At June 30,
	2006			2005
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in thousands)
Noninterest checking	$12,575	7.21%	0.00%	$11,660	6.76%	0.00%
Passbook savings	24,438	14.02%	0.65%	25,239	14.63%	0.65%
NOW account/Interest bearing checking	29,571	16.96%	0.13%	30,865	17.89%	0.18%
Money market accounts	29,129	16.71%	1.93%	26,748	15.51%	1.07%
Total	95,713	54.90%	0.79%	94,512	54.79%	0.54%
Certificates of deposit accounts:
IRA certificates	22,977	13.18%	3.40%	24,665	14.30%	3.08%
Other certificates	55,652	31.92%	3.67%	53,319	30.91%	2.54%
Total certificates of deposit	78,629	45.10%	3.59%	77,984	45.21%	2.71%
Total deposits	$174,342	100.00%	2.05%	$172,496	100.00%	1.52%

The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2006, for the maturity dates indicated:

	Certificate of Deposit Maturity
	(In thousands)
	June 30, 2007	June 30, 2008	June 30, 2009	After June 30, 2009	Total
1.01–2.00%	$—	$—	$—	$—	$—
2.01–3.00%	11,747	527	62	—	12,336
3.01–4.00%	35,991	10,400	1,043	465	47,899
4.01–5.00%	15,901	1,889	36	498	18,324
5.01–6.00%	34	1	—	35	70
6.01–7.00%	—	—	—	—	—
Total	$63,673	$12,817	$1,141	$998	$78,629

The following table shows the amount of certificates of deposit of more than $100,000 by time remaining until maturity as of June 30, 2006:

Jumbo Certificates By Maturity
Maturity Period	Amount
(In thousands)
3 months or less	$3,360
Over 3 to 6 months	2,894
Over 6 to 12 months	4,773
Over 12 months	3,503
Total	$14,530

The following table sets forth the net changes in deposit accounts for the periods indicated:

	Year Ended June 30,
	2006	2005
	(Dollars in thousands)
Opening balance	$172,496	$170,069
Deposits(Withdrawals), Net	(1,110)	115
Interest credited	2,956	2,312
Ending balance	$174,342	$172,496
Net increase	$1,846	$2,427
Percent increase	1.07%	1.43%
Weighted average cost of deposits during the period	1.87%	1.49%
Weighted average cost of deposits at end of period	2.05%	1.52%

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

During the past year, Eagle formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.0 million. Eagle has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt. The securities have a 30 year maturity and carry a fixed coupon of 6.02% for the first five years, at which time the coupon becomes variable, at a spread of 142 basis points over 3 month LIBOR.

The following table sets forth information concerning our borrowing from the Federal Home Loan Bank of Seattle at the end of, and during, the periods indicated:

	At or For the Year Ended June 30,
	2006	2005
	(Dollars in thousands)
Advances from Federal Home Loan Bank:
Average balance	$12,665	$5,093
Maximum balance at any month-end	22,602	9,885
Balance at period end	22,371	9,885

Weighted average interest rate during the period	4.31%	3.30%
Weighted average interest rate at period end	4.96%	3.78%

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except for American Federal Savings Bank and Eagle Bancorp Statutory Trust I.

Personnel

As of June 30, 2006, we had 66 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

REGULATION

Set forth below is a brief description of laws which relate to the regulation of American Federal and Eagle Bancorp. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of American Federal Savings Bank

General.

As a federally chartered savings bank and a member of the FDIC’s Deposit Insurance Fund, American Federal Savings Bank is subject to extensive regulation by the Office of Thrift Supervision and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. American Federal Savings Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Deposit Insurance Fund of the FDIC and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.

The Office of Thrift Supervision regularly examines American Federal Savings Bank and provides a report on its examination findings to American Federal’s board of directors. American Federal’s relationship with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of American Federal’s mortgage documents.

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

Insurance of Deposit Accounts.

The deposit accounts held by American Federal Savings Bank are insured by the Deposit Insurance Fund of the FDIC to a maximum of $100,000 as permitted by law (qualifying retirement funds are insured up to $250,000). Insurance on deposits may be terminated by the FDIC if it finds an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution’s primary regulator.

Regulatory Capital Requirements.

Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three capital standards. The standards for capital adequacy are tangible capital equal to 1.5% of adjusted total assets, core capital (leverage ratio) equal to at least 4% of total adjusted assets, and risk-based capital equal to 8% of total risk-weighted assets. In order to be deemed “Well Capitalized”, OTS rules require a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6%, and a total risk-based ratio of at least 10%. American Federal’s capital ratios at June 30, 2006 are set forth below.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tangible	$25,087	11.16	$3,371	1.50
Leverage	$25,087	11.16	$6,742	3.00
Tier 1 risk-based	$25,087	15.48	$6,481	4.00
Total risk-based	$25,590	15.79	$12,961	8.00

Tangible capital is defined as core capital less all intangible assets, less nonqualifying mortgage servicing rights and investments. Core capital is defined as common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, mortgage servicing rights and investments.

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

Office of Thrift Supervision rules require a deduction from capital for institutions which have unacceptable levels of interest rate risk. The Office of Thrift Supervision calculates the sensitivity of an institution’s net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the Office of Thrift Supervision. The amount of the interest rate risk component, if any, is deducted from an institution’s total capital in order to determine if it meets its risk-based capital requirement. Federal savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are exempt from filing the interest rate risk schedule. However, the Office of Thrift Supervision may require any exempt institution to file such schedule on a quarterly basis and may be subject to an additional capital requirement based on its level of interest rate risk as compared to its peers.

Dividend and Other Capital Distribution Limitations.

The Office of Thrift Supervision imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including dividend payments.

Office of Thrift Supervision regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution’s capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it is in need of more than the normal supervision has the greatest amount of flexibility for determining dividends. Such institutions can, after prior notice but without the approval of the Office of Thrift Supervision, make capital distributions during a calendar year. These distributions can be equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its excess capital divided by its fully phased-in capital requirements at the beginning of the calendar year. At the institution’s discretion, dividends can also be 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior regulatory notice. As of June 30, 2006, American Federal Savings Bank had this level of flexibility with respect to dividends.

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

Transactions With Affiliates.

Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, some transactions can be restricted to an aggregate percentage of the savings institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The Office of Thrift Supervision has the discretion to treat subsidiaries of a savings institution as affiliates on a case-by-case basis.

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

As a member, we are required to purchase and maintain stock in the Federal Home Loan Bank of Seattle in an amount equal to at least 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of our outstanding advances, whichever is larger. We are in compliance with this requirement. The Federal Home Loan Bank imposes various limitations on advances such as limiting the amount of real estate related collateral to 30% of a member’s capital and limiting total advances to a member. As a federal savings bank, we were mandatory members of the Federal Home Loan Bank of Seattle. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999, we are now voluntary members of the Federal Home Loan Bank of Seattle. We could withdraw or significantly reduce our required stock ownership in the Federal Home Loan Bank of Seattle.

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

Savings institutions have authority to borrow from the Federal Reserve System “discount window,” but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Regulation of Eagle Bancorp

General.

Eagle Bancorp, as a federal stock corporation in a mutual holding company structure, is deemed a federal mutual holding company within the meaning of Section 10(o) of the Home Owners Loan act (“HOLA”). Eagle is registered and files reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Eagle and any nonsavings institution subsidiary of Eagle. The Office of Thrift Supervision can restrict or prohibit activities that it determines to be a serious risk to us. This regulation is intended primarily for the protection of our depositors and not for the benefit of stockholders of Eagle.

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

The revisions to the Internal Revenue Code in 1996 also provided that all thrift institutions must generally recapture any “applicable excess reserves” into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution’s applicable excess reserves equals the excess of the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. These are known as pre-1988 reserves. American Federal Savings Bank had recaptured all of it’s remaining applicable excess reserve as of June 30, 2006.

In addition, all thrift institutions must continue to keep track of their pre-1988 reserves because this amount remains subject to recapture in the future under the Internal Revenue Code. A thrift institution such as American Federal, would generally be required to recapture into its taxable income its pre-1988 reserves in the case of excess distributions, and redemptions of American Federal’s stock and in the case of a reduction in American Federal’s outstanding loans when comparing loans currently outstanding to loans outstanding at the end of the base year. For taxable years after 1995, American Federal Savings Bank will continue to account for its bad debts under the reserve method. The balance of American Federal’s pre-1988 reserves equaled $915,000.

Eagle may exclude from its income 100% of dividends received from American Federal Savings Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group.

American Federal’s federal income tax returns for the last five tax years have not been audited by the IRS.

State Taxation

American Federal Savings Bank files Montana tax returns. For Montana tax purposes, savings institutions are presently taxed at a rate equal to 6.75% of taxable income which is calculated based on federal taxable income, subject to adjustments (including the addition of interest income on state and municipal obligations).

American Federal’s state tax returns have not been audited for the past five years by the state of Montana.

ITEM 2.    DESCRIPTION OF PROPERTY.

The Company’s business activities consist of its ownership of 100% of the common stock of the Bank. The Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana. American Federal conducts its business through five offices, which are located in Helena, Bozeman, Butte, and Townsend, Montana. All of its offices are owned. Its principal banking office in Helena also serves as its executive headquarters and operations center. This office houses over 50% of American Federal full-time employees. The following table sets forth the location of each of American Federal’s offices, the year the office was opened, and the net book value including land, buildings, computer software and its related equipment and furniture. The square footage at each location is also shown.

Location	Address	Opened	Value At June 30, 2005 (In thousands)	Square Footage
Helena Main	1400 Prospect Ave.	1997	$4,447	32,304
Office	Helena, MT 59601

Helena Downtown	28 Neill Ave.	1987	$387	1,391
Drive-up	Helena, MT 59601

Butte Office	3401 Harrison Ave.	1979	$532	3,890
	Butte, MT 59701

Bozeman Office	606 North Seventh	1980	$545	5,886
	Bozeman, MT 59715

Townsend Office	416 Broadway	1979	$48	1,973
	Townsend, MT 59644

As of June 30, 2006, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $5.96 million. Eagle has an earnest money deposit for the purchase of land in Bozeman for potential branch relocation and has spent approximately $23,000 on architect fees for preliminary building plans.

ITEM 3.    LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal. There were no lawsuits pending or known to be contemplated against Eagle or American Federal at June 30, 2006.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS’ PURCHASES OF EQUITY SECURITIES.

The common stock is traded on the OTC Bulletin Board under the symbol “EBMT.” At the close of business on June 30, 2006, there were 1,091,722 shares of common stock outstanding, held by approximately 600 shareholders of record. Eagle Financial MHC, Eagle’s mutual holding company, held 648,493 shares (or 59.4%) of the outstanding common stock.

The high bid and asked prices noted below for the four quarters of fiscal 2005 and the four quarters of the current fiscal year were obtained from the OTC Bulletin Board. The quotations reflect interdealer prices without retail markup, markdown or commission, and may not represent actual transactions.

	High Bid	Low Bid
Fourth quarter 2006	$33.00	$30.30
Third quarter 2006	$34.50	$31.50
Second quarter 2006	$36.00	$32.15
First quarter 2006	$35.00	$30.00
Fourth quarter 2005	$35.00	$30.00
Third quarter 2005	$37.00	$34.00
Second quarter 2005	$38.00	$31.50
First quarter 2005	$33.00	$31.50

The closing price of the common stock on June 30, 2006, was $31.60. The company had paid four quarterly dividends during the year, all in the amount of $0.20 per share. Eagle Financial MHC waived receipt of its dividends during the year.

ITEM 5 (c)    SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2006
4-1-06 to 4-30-06	None	N/A	N/A	N/A

May 2006
5-1-06 to 5-31-06	1,600	$31.00	1,600	11,900

June 2006
6-1-06 to 6-30-06	None	N/A	N/A	N/A
Total	1,600	$31.00	1,600	N/A

*  The Company publicly announced a stock repurchase program on July 21, 2005. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of September 1, 2006, 21,015 shares had been purchased.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements.” Eagle desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include Eagle’s expectations of future financial results. The words “believe”, “expect”, “anticipate”, “estimate”, “project”, and similar expressions identify forward-looking statements. Eagle’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain. Factors which could affect actual results but are not limited to include (i) change in general market interest rates, (ii) general economic conditions, (iii) local economic conditions, (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle’s loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) competition, and (x) demand for financial services in Eagle’s markets. These factors should be considered in evaluating the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of their dates.

General

Eagle Bancorp’s subsidiary, American Federal Savings Bank, operates as a community savings bank. It raises money by offering FDIC-insured deposit products and lending this money, primarily for the purpose of home financing. As of June 30, 2006, 46.20% of its total loans were residential mortgage loans with fixed rates and 7.51% were residential mortgage loans with adjustable rates. Total first lien mortgage loans at June 30, 2006, were $101.46 million or 71.79% of the total loan portfolio. Other loan products include home equity loans, consumer and commercial loans. These loans totaled $39.87 million or 28.21% of the total loan portfolio.

The consolidated financial condition and operating results of Eagle are primarily dependent on its wholly owned subsidiary, American Federal Savings Bank. All references to the Company prior to April 4, 2000, except where otherwise indicated, are to the Bank.

Analysis of Net Interest Income

The Bank’s earnings have historically depended primarily upon net interest income, which is the difference between interest income earned on loans and investments and interest paid on deposits and any borrowed funds. It is the single largest component of Eagle’s operating income. Net interest income is affected by (i) the difference between rates of interest earned on loans and investments and rates paid on interest-bearing deposits and borrowings (the “interest rate spread”) and (ii) the relative amounts of loans and investments and interest-bearing deposits and borrowings.

The following table presents the average balances of and the interest and dividends earned or paid on each major class of loans and investments and interest-bearing deposits and borrowings. Nonaccruing loans are included in balances for all periods. Average balances are daily average balances. The yields and costs include fees, which are considered adjustments to yields.

	For the twelve months ended June 30,
	2006			2005
	(Dollars in thousands)
	Average Daily Balance	Interest and Dividends	Yield/ Rate	Average Daily Balance	Interest and Dividends	Yield/ Rate
Assets:
Interest-earning assets:
FHLB stock	$1,315	$—	0.00%	$1,421	$20	1.41%
Loans receivable, net	124,282	7,799	6.28	97,889	6,117	6.25
Investment securities	69,700	2,641	3.79	83,087	2,872	3.46
Interest-bearing deposits with banks	1,473	59	4.01	1,992	34	1.71
Total interest-earning assets	196,770	10,499	5.34	184,389	9,043	4.90
Noninterest-earning assets	18,274			17,393
Total assets	$215,044			$201,782
Liabilities and Equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$29,388	$492	1.67	$29,369	$291	0.99
Passbooks	24,994	164	0.66	26,154	170	0.65
Checking	31,024	55	0.18	29,753	54	0.18
Certificates of deposit	75,842	2,300	3.03	75,526	1,880	2.49
Advances from FHLB & subordinated debt	16,573	774	4.67	5,093	168	3.30
Total interest-bearing liabilities	177,821	3,785	2.13	165,895	2,563	1.54
Non-interest checking	12,612			10,707
Other noninterest-bearing liabilities	1,956			1,877
Total liabilities	192,389			178,479
Total equity	22,655			23,303
Total liabilities and equity	$215,044			$201,782
Net interest income/interest rate spread(1)		$6,714	3.21%		$6,480	3.36%
Net interest margin(2)			3.41%			3.51%
Total interest-earning assets to interest-bearing liabilities			110.66%			111.15%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.

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

	For the Years Ended June 30, Increase (Decrease)
	Volume	2006 vs 2005 Due to Rate	Net	Volume	2005 vs 2004 Due to Rate	Net
	(In thousands)
Interest earning assets:
Loans receivable, net	$1,645	$37	$1,682	$212	$(361)	$(149)
Investment securities	(462)	231	(231)	(230)	221	(9)
Interest-bearing deposits with banks	(9)	34	25	(31)	16	(15)
Other earning assets	—	(20)	(20)	(13)	(45)	(58)
Total interest earning assets	1,174	282	1,456	(62)	(169)	(231)
Interest-bearing liabilities:
Passbook, money market and checking accounts	1	195	196	(2)	(89)	(91)
Certificates of deposit	8	412	420	(32)	(113)	(145)
Borrowings	379	227	606	(247)	(148)	(395)
Total interest-bearing liabilities	388	834	1,222	(281)	(350)	(631)

Change in net interest income	$786	$(552)	$234	$219	$181	$400

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

For the past year, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio. In the fiscal years ended June 30, 2003 and June 30, 2004, the Bank experienced very strong mortgage loan origination volume due to low interest rates and large refinancing activity. The fiscal year ended June 30, 2005 saw a decline in mortgage loan originations, as mortgage rates rose slightly and refinancing volume declined. The year ended June 30, 2006 had increased loan origination volume compared to last year, but not as high as in 2004. Management believes that the Bank will need to focus on increasing net interest income, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.

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

Another factor which has impacted recent earnings has been the volatility in the value of the Bank’s mortgage servicing rights. The value declined significantly in fiscal year 2003, only to recover almost the entire amount in fiscal year 2004. Fiscal year 2005 saw only a slight change in the value of the mortgage servicing rights, and the current fiscal year has seen the value increase to the point where no valuation allowance is required at the present time. If long-term interest rates hold at their current level or rise in the future, the value of the servicing rights should remain relatively stable. A decline in long-term interest rates, however, could lead to a need for a valuation allowance.

Financial Condition

Introduction.

Total assets increased $19.76 million, or 9.57%, to $226.18 million at June 30, 2006, compared to $206.42 million at June 30, 2005. Total liabilities increased by $19.48 million, or 10.58%, to $203.63 million at June 30, 2006, from $184.15 million at June 30, 2005. The loan portfolio grew over $34 million during the year, due to increased originations. The rate of deposit growth was down slightly from the previous year’s pace, with money market accounts showing the largest increase. Much of the asset growth was funded by increased borrowings.

Balance Sheet Details.

Loans receivable increased $34.02 million, or 31.84% to $140.86 million from $106.84 million. Increased originations in every loan category contributed to the higher loan balances, and consequently all categories showed an increase in balances compared to last year. Residential mortgage loans increased $19.38 million during the year, and construction loans increased $4.18 million. The available-for-sale (AFS) investment portfolio decreased $11.03 million, or 14.66%, to $64.20 million at June 30, 2006 from $75.23 million at June 30, 2005. This is the second consecutive year the AFS portfolio has decreased. The investment category with the largest decline was collateralized mortgage obligations, which decreased $8.55 million.

Total deposits increased $1.84 million. Non-interest checking increased $920,000, to $12.58 million at June 30, 2006 from $11.66 million at June 30, 2005. Interest-bearing deposits also increased $920,000, to $161.76 million at June 30, 2006 from $160.84 million at June 30, 2005. Money market accounts increased $2.38 million and certificates of deposit increased $650,000 while interest-earning checking accounts declined $1.30 million. Deposit growth is expected to continue to be difficult to achieve due to fierce competition among financial institutions in our markets. Advances from the Federal Home Loan Bank increased to $22.37 million at year-end 2006 from $9.89 million at year-end 2005, an increase of $12.48 million. This increase was needed to help fund loan growth. The issuance during the year of the trust preferred securities also provided $5.00 million in funds.

Total shareholders’ equity was $22.55 million at June 30, 2006, an increase of $280,000. This increase was the result of net income for the year, partially offset by the purchase of treasury stock, dividends paid during the year, and the increase in accumulated other comprehensive loss (caused by an increase in unrealized losses on the AFS investment portfolio).

Comparison of Operating Results for the Years Ending June 30, 2006 and 2005

Net Income.

Eagle’s net income was $1.785 million and $1.743 million for the years ended June 30, 2006 and 2005 respectively. This increase of $42,000, or 2.41%, was the result of increase in net interest income of $234,000 and noninterest income of $106,000, offset by an increase in noninterest expense of $284,000. Eagle’s tax provision was $14,000 higher in 2006. Basic earnings per share for the year ended June 30, 2006 were $1.66, compared to $1.55 for the year ended June 30, 2005. Diluted earnings per share were $1.48 and $1.45 for 2006 and 2005, respectively.

Net Interest Income.

Net interest income (before provision for loan losses) increased to $6.714 million for the year ended June 30, 2006, from $6.480 million for the previous year. This increase of $234,000, or 3.61%, was the result of an increase in interest and dividend income of $1.456 million, partially offset by an increase in interest expense of $1.222 million.

Interest and Dividend Income.

Total interest and dividend income was $10.506 million for the year ended June 30, 2006, compared to $9.043 million for the year ended June 30, 2005, an increase of $1.463 million, or 16.18%. Interest and fees on loans increased to $7.799 million for 2006 from $6.117 million for 2005. This increase of $1.682 million, or 27.50%, was due primarily to the increase in the average balances on loans receivable for the year ended June 30, 2006. The average interest rate earned on loans receivable increased by only 3 basis points, to 6.28% from 6.25%. Average balances for loans receivable, net, for the year ended June 30, 2006 were $124.28 million, compared to $97.89 million for the previous year. This represents an increase of $26.39 million, or 26.96% and reflects management’s plan to grow the loan portfolio. Interest and dividends on investment securities available-for-sale (AFS) decreased to $2.589 million for the year ended June 30, 2006 from $2.807 million for the year ended June 30, 2005, a decrease of $218,000, or 7.77%. This decrease was the result of lower average balances on the AFS portfolio during the year. Interest earned from deposits at other banks increased to $59,000 for the year ended June 30, 2006 from $34,000 for the year ended June 30, 2005. Higher interest rates contributed to the increase. Interest and dividends on investments held-to-maturity (HTM) decreased $13,000, to $52,000 in 2006 compared to $65,000 in 2005 due to lower balances.

Interest Expense.

Total interest expense increased to $3.792 million for the year ended June 30, 2006 from $2.563 million for the year ended June 30, 2005, an increase of $1.229 million, or 47.95%. Interest on deposits increased to $3.011 million for the year ended June 30, 2006 from $2.394 million for the year ended June 30, 2005. This increase of $617,000, or 25.77%, was the result of an increase on average rates paid, while average balances increased slightly on deposit accounts. The average cost of deposits increased 38 basis points, to 1.87% in 2006 from 1.49% in 2005. Passbook savings accounts showed a decrease in average balances, while other categories showed slight increases. An increase in the average balance of borrowings as well as an increase in the average rate paid resulted in an increase in interest paid on borrowings to $781,000 for the year ended June 30, 2006 from $169,000 for the year ended June 30, 2005. The average balance of borrowings increased to $16.573 million for the year ended June 30, 2006, compared to $5.093 million for the year ended June 30, 2005. The average rate paid on borrowings increased to 4.67% in 2006 from 3.30% in 2005.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by American Federal Savings Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either year ended June 30, 2006 or June 30,2005. This is a reflection of the continued strong asset quality of American Federal’s loan portfolio, as non-performing loan ratios continue to be low. Total classified assets decreased to $700,000 at June 30, 2006 from $760,000 at June 30, 2005. Total non-performing loans as a percentage of the total loan portfolio is 0.33%. As of June 30, 2006, American Federal Savings Bank had no real estate owned.

Noninterest Income.

Total noninterest income increased to $2.165 million for the year ended June 30, 2006, from $2.059 million for the year ended June 30, 2005, an increase of $106,000 or 5.15%. This increase was primarily due to increases in other noninterest income and net gain on sale of loans. Other noninterest income increased $68,000 to $548,000, primarily due to increased income on bank owned life insurance and higher fee income on loan products. Net gain on sale of loans increased $50,000 to $492,000, due primarily to the sale of the Bank’s credit card portfolio in the fourth quarter.

Noninterest Expense.

Noninterest expense increased by $284,000 or 4.59% to $6.465 million for the year ended June 30, 2006 from $6.181 million for the year ended June 30, 2005. This increase was primarily due to increases in salaries and benefits of $207,000 and other noninterest expense of $40,000. The increase in salaries and benefits was due to normal pay raises. The increase in other noninterest expense was due to increases in several categories. These increases were partially offset by a decrease in the amortization of mortgage servicing fees of $25,000. This decrease was due to decreased prepayment activity on mortgage loans. Other categories of noninterest expense showed modest changes.

Income Tax Expense.

Eagle’s income tax expense was $629,000 for the year ended June 30, 2006, compared to $615,000 for the year ended June 30, 2005. The effective tax rate for the year ended June 30, 2006 was 26.06% as opposed to 26.08% for the year ended June 30, 2005.

Liquidity and Capital Resources

The company’s subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio average was 16.27% and 16.18% for the months ended June 30, 2006 and 2005, respectively.

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

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income was $4.90 million for the year ended June 30, 2006 and $3.62 million for the year ended June 30, 2005. The change was primarily a result of a decrease in the amount of loans held for sale.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $25.57 million for the year ended June 30, 2006, and $3.59 million for the year ended June 30, 2005. The increase in cash used was primarily due to the significant growth of the loan portfolio.

Net cash provided by the Company’s financing activities, which is primarily cash transactions from net increases in deposits and net Federal Home Loan Bank advances, totaled $18.57 million for the year ended June 30, 2006, and $596,000 for the year ended June 30, 2005. This increase in cash provided was the result of additional FHLB advances and proceeds from the issuance of trust preferred securities, offset by purchases of treasury stock.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on our commitments to make loans and management’s assessment of our ability to generate funds.

At March 31, 2006 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, increased slightly from the previous quarter. The market value of the Bank’s capital position has decreased slightly from the previous year. The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

As of June 30, 2006, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2006, the Bank’s tangible, core, and risk-based capital ratios amounted to 11.2%, 11.2%, and 15.8%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”). This Interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

On September 28, 2005, the Company issued trust-preferred securities through a wholly-owned subsidiary trust, further described in Note 9 of the audited financial statements. Under the provisions of FIN 46R, the Company accounts for its investment in the trust as an asset and its junior subordinated debentures as a liability. Additionally, the Company reports the dividends paid and received on the securities in the statement of income as interest income and expense.

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

ITEM 7.    FINANCIAL STATEMENTS.

Eagle Bancorp’s audited financial statements, notes thereto, and auditor’s reports are found immediately following Part III of this report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 16, 2006 the Company accepted the resignation of Anderson ZurMuehlen & Co. effective after the review of the March 31, 2006 Form 10-QSB filing date. Davis Kinard served as the Company’s independent registered public accounting firm for the quarter beginning April 2006. The change in auditors was described in an 8-K filing made in March 2006 with the Securities and Exchange Commission. The change in auditors is also detailed in the Proxy dated September 18, 2006. Letters from Anderson ZurMuehlen & Co. are contained in Exhibit 16 to the Form 8-K Report filed in March 2006 and as Exhibits 16.1 and 16.2 to this Form 10-KSB.

ITEM 8A.    CONTROLS AND PROCEDURES

Based on their evaluation, the registrant’s Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the registrant’s disclosure controls and procedures are effective as of June 30, 2006 to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no changes in the registrant’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

PART III

The information required by Items 9, 10, 11, 12 and 14 of this part is presented in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 20, 2006, which is hereby incorporated by reference into this annual report.

Item 13.    Exhibits.

A.  (1)    The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp and subsidiary as of June 30, 2006, and June 30, 2005, and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity, and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

(2) Schedules omitted as they are not applicable.

B.	Exhibits

*	2.1	Amended and Restated Plan of Mutual Holding Company Reorganization and Stock Issuance
*	3.1	Charter of Eagle Bancorp
*	3.2	Bylaws of Eagle Bancorp
*	4	Form of Stock Certificate of Eagle Bancorp
*	10.1	Employee Stock Ownership Plan and Trust
*	10.2	Employment Contract of Larry A. Dreyer
**	10.3	Stock Plan
	11	Computation of per share earnings (incorporated by reference to Note 3 to Notes To Consolidated Statements of Financial Condition dated June 30, 2006)
***	14	Code of Ethics
	16.1	Letter from Anderson ZurMuehlen & Co., P.C. dated March 20, 2006
	16.2	Letter from Anderson ZurMuehlen & Co., P.C. dated August 24, 2006
	21.1	Subsidiaries of Registrant (incorporated by reference to Part I, Subsidiary Activity)
	23.1	Consent of Davis, Kinard & Co., P.C.
	31.1	Certification by Larry A. Dreyer, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Peter J. Johnson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

EAGLE BANCORP
1400 Prospect Avenue
Helena, MT 59601

AND SUBSIDIARY

CONSOLIDATED
FINANCIAL
STATEMENTS

and

REPORT OF
INDEPENDENT
REGISTERED PUBLIC
ACCOUNTING FIRM

June 30, 2006 and 2005

EAGLE BANCORP AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eagle Bancorp and Subsidiary

We have audited the accompanying consolidated statement of financial condition of Eagle Bancorp and Subsidiary as of June 30, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eagle Bancorp and Subsidiary as of June 30, 2005, were audited by other auditors whose report dated August 11, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp and Subsidiary as of June 30, 2006, and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                              DAVIS, KINARD & CO., P.C.

Abilene, Texas
July 28, 2006

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Eagle Bancorp
Helena, Montana 59601

We have audited the accompanying consolidated statement of financial condition of Eagle Bancorp and subsidiary as of June 30, 2005 and the related consolidated statement of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp and subsidiary as of June 30, 2005 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Anderson Zurmuehlen & Co., P.C.

Helena, Montana
August 11, 2005

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2006 and 2005
(Dollars in Thousands, Except for Per Share Data)

	2006	2005
Assets
Cash and due from banks	$2,844	$3,122
Interest bearing deposits in banks	27	1,844
Cash and cash equivalents	2,871	4,966
Securities available for sale	64,198	75,227
Securities held to maturity (fair value approximates $1,030 in 2006 and $1,249 in 2005)	1,018	1,201
Federal Home Loan Bank Stock restricted, at cost	1,315	1,315
Investment in Eagle Bancorp Statutory Trust I	155	—
Mortgage loans held for sale	918	2,148
Loans receivable, net of deferred loan fees and allowance for loan losses of $535 in 2006 and $573 in 2005	140,858	106,839
Accrued interest and dividend receivable	1,211	1,102
Mortgage servicing rights, net	1,722	1,857
Premises and equipment, net	5,962	6,242
Cash surrender value of life insurance	5,230	5,049
Other assets	720	468
	$226,178	$206,414
Liabilities and Shareholders’ Equity
Noninterest bearing	$12,575	$11,660
Interest bearing	161,767	160,837
Total deposits	174,342	172,497
Accrued expenses and other liabilities	1,765	1,767
FHLB advances	22,371	9,885
Subordinated debentures	5,155	—
Total liabilities	203,633	184,149

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized, 1,223,572 shares issued; 1,091,722 and 1,103,972 shares outstanding in 2006 and 2005, respectively	12	12
Capital surplus	4,274	4,188
Unallocated common stock held by ESOP	(129)	(165)
Treasury stock, at cost	(4,521)	(4,048)
Retained earnings	24,056	22,630
Net accumulated other comprehensive loss	(1,147)	(352)
Total shareholders’ equity	22,545	22,265
	$226,178	$206,414

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Income
Years Ended June 30, 2006 and 2005
(Dollars in Thousands, Except for Per Share Data)

	2006	2005
Interest and dividend income
Loans, including fees	$7,799	$6,117
Available for sale securities	2,589	2,807
Held to maturity securities	52	65
Trust preferred securities	7	—
Federal Home Loan Bank stock dividends	—	20
Deposits with banks	59	34
Total interest income	10,506	9,043
Interest expense
Deposits	3,011	2,394
Federal Home Loan Bank advances	546	169
Subordinated debentures	235	—
Total interest expense	3,792	2,563
Net interest income	6,714	6,480
Provision for loan losses	—	—
Net interest income after provision for loan losses	6,714	6,480
Noninterest income
Service charges on deposit accounts	532	549
Net gain on sale of loans	492	442
Mortgage loan service fees	593	584
Net realized gain on sales of available for sale securities	—	4
Other income	548	480
Total noninterest income	2,165	2,059
Noninterest expenses
Salaries and employee benefits	3,519	3,312
Occupancy and equipment expense	848	826
Data processing	274	262
Advertising	201	190
Amortization of mortgage servicing rights	355	380
Federal insurance premiums	23	24
Postage	86	102
Legal, accounting, and examination fees	182	157
Consulting fees	58	51
ATM processing	51	49
Other expense	868	828
Total noninterest expenses	6,465	6,181
Income before income taxes	2,414	2,358
Income tax expense	629	615
Net income	$1,785	$1,743
Basic earnings per share	$1.66	$1.55
Diluted earnings per share	$1.48	$1.45

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2006 and 2005
(Dollars in Thousands, Except for Per Share Data)

	Preferred Stock		Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2004	$		$12	$4,073	$(202)	$(199)	$21,250	$(910)	$24,024
Net income							1,743		1,743
Other comprehensive income								558	558
Total comprehensive income									2,301
Dividends paid ($.72 per share)							(363)		(363)
Restricted stock plan shares allocated (4,600)				(1)		54			53
Treasury stock purchased (22,000 shares at $32.55/shr;
33,500 shares at $34.55/shr; 57,500 shares at $35.30/shr)						(3,903)			(3,903)
ESOP shares allocated or committed to be released for allocation (4,600) shares				116	37				153
Balance at June 30, 2005		—	12	4,188	(165)	(4,048)	22,630	(352)	22,265
Net income							1,785		1,785
Other comprehensive loss								(795)	(795)
Total comprehensive income									990
Dividends paid ($.80 per share)							(359)		(359)
Restricted stock plan shares allocated (4,600)				(27)		80			53
Treasury stock purchased (2,500 shares @ $31.75;
1,200 shares @ $32.20; 1,000 shares @ $32.50;
1,400 shares @ $34.45; 2,500 shares @ $34.25;
1,300 shares @ $32.50; 4,000 shares @ $33.25;
1,350 shares @ $33.10; 1,600 shares @ $31.00)						(553)			(553)
ESOP shares allocated or committed to be released for allocation (4,600) shares				113	36				149
Balance at June 30, 2006		$—	$12	$4,274	$(129)	$(4,521)	$24,056	$(1,147)	$22,545

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended June 30, 2006 and 2005
(Dollars in Thousands, Except for Per Share Data)

	2006	2005
Cash flows from operating activities
Net income	$1,785	$1,743
Adjustments to reconcile net income to net cash provided by operating activities
Provision for mortgage servicing rights valuation losses	(46)	(14)
Depreciation	509	509
Net amortization of securities	924	1,330
Amortization of capitalized mortgage servicing rights	355	380
Loss on sale of foreclosed assets	6	—
Loss on sale of property & equipment	—	12
Net gain on sale of loans	(492)	(442)
Net realized gain on sales of available for sale securities	—	(4)
FHLB dividends reinvested	—	(20)
Appreciation in cash surrender value of life insurance, net	(181)	(172)
Restricted stock awards	53	53
Deferred income taxes	(45)	(36)
Net change in
Loans held for sale	1,711	(261)
Accrued interest receivable	(111)	(22)
Other assets	(192)	50
Accrued expenses and other liabilities	622	510
Net cash provided by operating activities	4,898	3,616
Cash flows from investing activities
Activity in available for sale securities
Sales	1,627	5,536
Maturities, prepayments and calls	15,845	18,093
Purchases	(8,616)	(10,743)
Activity in held to maturity securities
Maturities, prepayments and calls	164	361
Investment in Eagle Bancorp Statutory Trust I	(155)	—
Loan originations and principal collections, net	(34,273)	(14,612)
FHLB stock redeemed	—	377
Purchase of bank owned life insurance	—	(2,400)
Proceeds from sale of foreclosed assets	69	—
Additions to premises and equipment	(229)	(206)
Net cash used in investing activities	(25,568)	(3,594)
Cash flows from financing activities
Net increase in deposits	1,848	2,428
Net change in advances from the FHLB	12,484	2,435
Purchase of treasury stock	(553)	(3,903)
Proceeds from subordinated debentures	5,155	—
Dividends paid	(359)	(363)
Net cash provided by financing activities	18,575	597

Net change in cash and cash equivalents	(2,095)	619
Cash and cash equivalents at beginning of year	4,966	4,347

Cash and cash equivalents at end of year	$2,871	$4,966

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1:  Summary of Significant Accounting Policies

Nature of Operations

Eagle Bancorp was organized in 2000 as the majority-owned subsidiary of Eagle Financial, MHC, (“the Mutual Holding Company”) and the sole parent of American Federal Savings Bank (“the Bank”). Collectively, Eagle Bancorp and the Bank are referred to herein as “the Company”.

The Bank is a federally chartered savings bank subject to the regulations of the Office of Thrift Supervision (“OTS”). The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

The Bank is headquartered in Helena, Montana, and operates additional branches in Butte, Bozeman, and Townsend, Montana. The Bank’s market area is concentrated in south central Montana, to which it primarily offers commercial, residential, and consumer loans. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.

Principles of Consolidation

The consolidated financial statements include the accounts of Eagle Bancorp and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, and the valuation of foreclosed assets. In connection with the determination of the estimated losses on loans, foreclosed assets, and mortgage servicing rights management obtains independent appraisals and valuations.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks,” and “interest-bearing deposits in banks.”

The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The Bank properly maintained amounts in excess of required reserves of $488,000 and $391,000 as of June 30, 2006 and 2005, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1:  Summary of Significant Accounting Policies — continued

Investment Securities

The Company designates debt and equity securities as held-to-maturity, available-for-sale, or trading.

Held-to-maturity — Debt investment securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the period remaining until maturity.

Available-for-sale — Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses, net of tax, are reported as other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

Trading — No investment securities were designated as trading at June 30, 2006 and 2005.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of the FHLB. The FHLB redeemed no shares during the year ended June 30, 2006 and 3,765 shares ($376,500) during the year ended June 30, 2005.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1:  Summary of Significant Accounting Policies — continued

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value, determined in aggregate, plus the fair value of associated derivative financial instruments. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in south central Montana. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for potential losses in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The allowance is based upon market factors and trends which extend beyond the Company’s control, and which may result in losses or recoveries differing significantly from those provided for in the financial statements.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1:  Summary of Significant Accounting Policies — continued

Allowance for Loan Losses—continued

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.

The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories may overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility. Factors considered by management in determining impairment include payment status and collateral value.

The amount of impairment of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Mortgage Servicing Rights

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

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase. Subsequent to purchase, the policies are periodically adjusted for fair value. The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income. For the years ended June 30, 2006 and 2005 there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1:  Summary of Significant Accounting Policies — continued

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of the Company’s carrying amount or fair value less estimated selling cost at the date of foreclosure. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Premises and Equipment

Land is carried at cost. Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets, ranging from 3 to 35 years. The costs of maintenance and repairs are expensed as incurred, while major expenditures for renewals and betterments are capitalized.

Income Taxes

Income taxes are accounted for under the asset and liability method. Accordingly, deferred taxes are recognized for the estimated future tax effects attributable to “temporary differences” between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 131,850 shares in 2006 and 119,600 shares in 2005.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1:  Summary of Significant Accounting Policies — continued

Advertising

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $201,000 and $190,000 for the years ended June 30, 2006 and 2005, respectively.

Employee Stock Ownership Plan

Compensation expense recognized for the Company’s ESOP equals the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at the time and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (capital surplus). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders’ equity.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. For purposes of computing EPS, outstanding common shares include all shares issued to the Mutual Holding Company but exclude ESOP shares that have not been allocated or committed to be released for allocation to participants.

Financial Instruments

All derivative financial instruments that qualify for hedge accounting are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments used as cash flow hedges are recognized as a component of comprehensive income. At June 30, 2006 and 2005, the Company was holding forward delivery commitments that qualify as derivative financial instruments.

The carrying value of the Company’s financial instruments approximates fair value. The fair value of the Company’s financial instruments is generally determined by a third party’s valuation of the underlying asset.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”). This Interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1:  Summary of Significant Accounting Policies — continued

Recent Accounting Pronouncements—continued

On September 28, 2005, the Company issued trust-preferred securities through a wholly-owned subsidiary trust, further described in Note 9. Under the provisions of FIN 46R, the Company accounts for its investment in the trust as an asset and its junior subordinated debentures as a liability. Additionally, the Company reports the dividends paid and received on the securities in the statement of income as interest income and expense.

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

NOTE 2:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:

	2006	2005
(In Thousands)
Weighted average shares outstanding during the year on which basic earnings per share is calculated	1,078	1,126
Add: weighted average of stock held in treasury	127	74
Average outstanding shares on which diluted earnings per share is calculated	1,205	1,200
Net income applicable to common stockholders	$1,785	$1,743
Basic earnings per share	$1.66	$1.55
Diluted earnings per share	$1.48	$1.45

NOTE 3:  Securities

The Company’s investment policy requires that the Company purchase only high-grade investment securities. Municipal obligations are categorized as “AAA” or better by a nationally recognized statistical rating organization. These ratings are achieved because the securities are backed by the full faith and credit of the municipality and also supported by third-party credit insurance policies. Mortgage backed securities and collateralized mortgage obligations are issued by government sponsored corporations, including Federal Home Loan Mortgage Corporation, Fannie Mae, and the Guaranteed National Mortgage Association. The amortized cost and estimated fair values of securities, together with unrealized gains and losses, are as follows:

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 3:  Securities — continued

	June 30, 2006
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available for Sale
U.S. Government and agency	$7,448	$6	$(158)	$7,296
Municipal obligations	17,471	67	(395)	17,143
Corporate obligations	16,059	—	(442)	15,617
Mortgage-backed securites	6,949	2	(204)	6,747
CMOs	16,330	—	(513)	15,817
Corporate preferred stock	1,800	—	(222)	1,578
Total securities available for sale	$66,057	$75	$(1,934)	$64,198
Held to Maturity
Municipal obligations	$828	$14	$(2)	$840
Mortgage-backed securites	190	—	—	190
Total securities held to maturity	$1,018	$14	$(2)	$1,030

	June 30, 2005
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available for Sale
U.S. Government and agency	$8,012	$14	$(55)	$7,971
Municipal obligations	13,239	221	(33)	13,427
Corporate obligations	17,020	2	(233)	16,789
Mortgage-backed securites	11,164	18	(128)	11,054
CMOs	24,583	9	(222)	24,370
Corporate preferred stock	1,800	—	(184)	1,616
Total securities available for sale	$75,818	$264	$(855)	$75,227
Held to Maturity
Municipal obligations	$829	$37	$—	$866
Mortgage-backed securites	372	11	—	383
Total securities held to maturity	$1,201	$48	$—	$1,249

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 3:  Securities — continued

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $9,286 and $23,747 for the years ended June 30, 2006 and 2005, respectively. Gross recognized losses on securities available-for-sale were $9,893 and $19,763 for the years ended June 30, 2006 and 2005, respectively.

The amortized cost and estimated fair value of securities at June 30, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2006
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$—	$—	$7,626	$7,521
Due from one to five years	563	567	14,819	14,302
Due from five to ten years	265	273	2,419	2,363
Due after ten years	—	—	16,114	15,870
	828	840	40,978	40,056
Mortgage-backed	190	190	6,949	6,747
CMOs	—	—	16,330	15,817
Corporate preferred stock	—	—	1,800	1,578
Total	$1,018	$1,030	$66,057	$64,198

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

At June 30, 2006 and 2005, securities with a carrying value of $9,055,000 and $13,039,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 3:  Securities — continued

The following table discloses, as of June 30, 2006 and 2005, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	June 30, 2006
	Less than 12 months		12 months or longer
(Dollars in Thousands)	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government and agency	$1,319	$12	$4,755	$146
Municipal obligations	10,619	305	2,052	92
Corporate obligations	—	—	15,617	441
Mortgage-backed & CMOs	3,826	67	18,433	651
Corporate preferred stock	—	—	1,578	222
Total	$15,764	$384	$42,435	$1,552

	June 30, 2005
U.S. Government and agency	$3,074	$21	$2,787	$34
Municipal obligations	727	5	1,501	28
Corporate obligations	8,848	101	6,848	132
Mortgage-backed & CMOs	13,109	104	15,261	246
Corporate preferred stock	789	11	827	173
Total	$26,547	$242	$27,224	$613

The table above shows the Company’s investment gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2006 and 2005. 180 and 119 securities are in an unrealized loss position as of June 30, 2006 and 2005, respectively. Management has evaluated these securities and believes the loss position to be temporary as a result of the current interest rate environment and not from any particular credit quality of any specific security.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 4: Loans

A summary of the balances of loans follows:

	June 30,
	2006	2005
(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$75,913	$56,533
Commercial real estate	18,648	14,779
Real estate construction	6,901	2,723
Other loans:
Home equity	20,191	16,801
Consumer	11,820	10,909
Commercial	7,861	5,568
Subtotal	141,334	107,313
Less: Allowance for loan losses	(535)	(573)
Deferred loan fees, net	59	99
Total loans, net	$140,858	$106,839

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $345,000 and $434,000 at June 30, 2006 and 2005, respectively. Interest income not accrued on these loans and cash interest income was immaterial for the years ended June 30, 2006 and 2005. The allowance for loan losses on nonaccrual loans as of June 30, 2006 and 2005 was $31,488 and $10,686, respectively. The Company expects to collect all amounts due on nonaccrual loans, including interest accrued at contractual rates. Accordingly, there are no loans considered impaired at June 30, 2006 and 2005. As of June 30, 2006 and 2005, the Company had $114,000 and $67,000, respectively, of loans past due greater than ninety days that were still accruing interest.

The following is a summary of changes in the allowance for loan losses:

	June 30,
	2006	2005
(Dollars in Thousands)
Balance at beginning of period	$573	$628
Reclassification to repossessed property reserve	(15)	(15)
Provision for loan losses	—	—
Loans charged off	(48)	(50)
Recoveries of loans previously charged off	25	10
Balance at end of period	$535	$573

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 4: Loans — continued

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers of the Company at June 30, 2006 and 2005, were $135,172 and $148,411, respectively. During the year ended June 30, 2006, total principal additions amounted to $94,451 and total principal payments amounted to $107,690. Interest income from these loans was $11,136 and $6,366 for the years ended June 30, 2006 and 2005, respectively.

NOTE 5: Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $197,773,000 and $207,806,000 at June 30, 2006 and 2005, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1,518,000 and $2,165,000 at June 30, 2006 and 2005, respectively.

The following is a summary of activity in mortgage servicing rights and the valuation allowance:

	Years Ended June 30,
	2006	2005
(Dollars in Thousands)
Mortgage servicing rights
Balance at beginning of period	$1,903	$2,064
Mortgage servicing rights capitalized	174	219
Amortization of mortgage servicing rights	(355)	(380)
Balance at end of period	1,722	1,903
Valuation allowance
Balance at beginning of period	46	60
Provision (credited) to operations	(46)	(14)
Balance at end of period	—	46
Net mortgage servicing rights	$1,722	$1,857

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	June 30,
	2006	2005
(Dollars in Thousands)
Land, buildings, and improvements	$7,991	$7,915
Furniture and equipment	4,042	3,966
	12,033	11,881
Accumulated depreciation	(6,071)	(5,639)
	$5,962	$6,242

Depreciation expense totaled $509,170 and $509,372 for the years ended June 30, 2006 and 2005, respectively.

NOTE 7: Deposits

Deposits are summarized as follows:

	June 30,
	2006	2005
(Dollars in Thousands)
Noninterest checking	$12,575	$11,660
Interest bearing checking (0.20%, 0.20%)	29,571	30,865
Passbook savings (0.65%, 0.65%)	24,438	25,239
Money market accounts (1.93%, 1.07%)	29,129	26,749
Time certificates of deposits
(2006–2.13% — 5.07%, 2005–1.60% — 6.30%)	78,629	77,984
	$174,342	$172,497

The weighted average cost of funds was 2.05% and 1.52% at June 30, 2006 and 2005, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 7: Deposits — continued

At June 30, 2006, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)
Within one year	$63,673
One to two years	12,817
Two to three years	1,141
Three to four years	778
Thereafter	220
Total	$78,629

Interest expense on deposits is summarized as follows:

	Years Ended June 30,
	2006	2005
(Dollars in Thousands)
Checking	$55	$55
Passbook savings	164	170
Money market accounts	492	290
Time certificates of deposits	2,300	1,879
	$3,011	$2,394

At June 30, 2006 and 2005, the Company held $34,467,000 and $33,095,000, respectively, in deposit accounts in excess of $100,000 or more. Deposit amounts in excess of $100,000 may not be insured by the FDIC, depending upon the underlying ownership of the account.

At June 30, 2006 and 2005 the Company reclassified $20,260 and $31,820, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at June 30, 2006 and 2005, were $543,063 and $399,421, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 8: Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Seattle mature as follows:

	June 30,
	2006	2005
(Dollars in Thousands)
Within one year	$16,371	$1,189
One to two years	2,000	4,696
Two to three years	2,000	2,000
Three to four years	2,000	—
Four to five years	—	2,000
Thereafter	—	—
Total	$22,371	$9,885

One advance requires annual principal payments totaling $666,667. The remaining advances are due at maturity. The advances are subject to prepayment penalties. With the exception of one advance which is adjustable (tied to the prime rate), the interest rates on advances are fixed. The weighted average interest rate for advances at June 30, 2006 and 2005 was 4.96% and 3.78% respectively. The weighted average amount outstanding was $12,665,000 and $5,093,000 for the years ended June 30, 2006 and 2005, respectively.

The maximum amount outstanding at any month-end was $22,602,000 and $9,885,185 during the years ended June 30, 2006 and 2005, respectively.

The advances are collateralized by investment securities pledged to the FHLB of Seattle and a blanket pledge of the Bank’s 1-4 family residential mortgage portfolio. At June 30, 2006 and 2005, the Company exceeded the collateral requirements of the FHLB. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding line available to the Company at June 30, 2006, was 25% of total Bank assets, or approximately $55,748,000.

NOTE 9: Subordinated Debentures

On September 28, 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities is fixed at 6.02% until December 15, 2010 then becomes variable at 3-Month LIBOR plus 1.42%. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 15, 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as December 15, 2010.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 9: Subordinated Debentures — continued

For the year ended June 30, 2006, interest expense on the subordinated debentures was $234,472.

Subordinated debt may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25% of Tier 1 capital. The remainder of subordinated debt is included in Tier II capital. There is no limitation for inclusion of subordinated debt in total risk-based capital and, as such, all subordinated debt was included in total risk-based capital.

NOTE 10: Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

NOTE 11: Income Taxes

The components of the Company’s income tax provision are as follows:

	Years Ended June 30,
	2006	2005
(Dollars in Thousands)
Current
U.S. federal	$531	$519
Montana	143	132
	674	651
Deferred
U.S. federal	(37)	(30)
Montana	(8)	(6)
	(45)	(36)
Total	$629	$615

The nature and components of deferred tax assets and liabilities, which are a component of other assets (in 2006) and accrued liabilities (in 2005) in the accompanying statement of financial condition, are as follows:

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 11: Income Taxes — continued

	June 30,
	2006	2005
(Dollars in Thousands)
Deferred tax assets:
Deferred compensation	$307	$289
Loans receivable	56	45
Mortgage servicing rights	—	17
Securities available for sale	702	225
Other	18	18
Total deferred tax assets	1,083	594
Deferred tax liabilities:
Premises and equipment	227	246
Deferred loan fees	22	35
FHLB stock	490	490
Unrealized gain on hedging	6	10
Other	17	20
Total deferred tax liabilities	762	801
Net deferred tax asset (liability)	$321	$(207)

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

A reconciliation of the Company’s effective income tax provision to the statutory federal income tax rate is as follows:

	Years Ended June 30,
	2006	2005
(Dollars in Thousands)
Federal income taxes at the statutory rate of 34%	$821	$802
State income taxes	135	126
Nontaxable income	(312)	(237)
Other, net	(15)	(76)
Income tax expense	$629	$615
Effective tax rate	26.1%	26.1%

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 11: Income Taxes — continued

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. Retained earnings include approximately $915,000 at June 30, 2006 and 2005, for which federal income tax has not been provided.

NOTE 12: Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income” that are reported directly in stockholders’ equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available-for-sale.

The Company’s other comprehensive (loss) income is summarized as follows for the years ended June 30:

	2006	2005
(Dollars in Thousands)
Net unrealized holding gain or loss arising during the year:
Available for sale securities, net of related income tax (benefit) expense of $(480) and $337, respectively	$(788)	$555
Forward delivery commitments, net of related income tax (benefit) expense of $(5) and $3, respectively	(7)	5
Reclassification adjustment for net realized gain included in net income, net of related income tax expense of $0 and $2, respectively	—	(2)
Other comprehensive (loss) income	$(795)	$558

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 13: Supplemental Cash Flow Information

	2006	2005
(Dollars in Thousands)
Supplemental Cash Flow Information
Cash paid during the year for interest	$3,948	$2,558
Cash paid during the year for income taxes	640	451
Non-Cash Investing Activities
Decrease (increase) in market value of securities available for sale	$1,265	$(888)
Mortgage servicing rights capitalized	174	219
ESOP shares released	113	116

NOTE 14: Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2006 and 2005, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision (“OTS”) (as of January 3, 2006) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below. The Bank’s actual capital amounts (in thousands) and ratios are presented in the table below:

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 14: Regulatory Capital Requirements — continued

(Dollars in Thousands)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2006:	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Risk-based Capital to Risk Weighted Assets
Consolidated	$29,212	17.93%	$13,035	8.00%	$	N/A	N/A	%
Bank	25,590	15.79	12,961	8.00		16,202	10.00

Tier I Capital to Risk Weighted Assets
Consolidated	28,709	17.62	6,518	4.00		N/A	N/A
Bank	25,087	15.48	6,481	4.00		9,721	6.00

Tier I Capital to Adjusted Total Assets
Consolidated	28,709	12.59	6,481	3.00		N/A	N/A
Bank	25,087	11.16	6,742	3.00		11,237	5.00

Tangible Capital to Adjusted Total Assets
Consolidated	23,554	10.33	3,420	1.50		N/A	N/A
Bank	25,087	11.16	3,371	1.50		N/A	N/A

June 30, 2005:

Total Risk-based Capital to Risk Weighted Assets
Consolidated	23,050	16.19	11,393	8.00		N/A	N/A
Bank	25,161	17.69	11,391	8.00		14,239	10.00

Tier I Capital to Risk Weighted Assets
Consolidated	22,502	15.80	5,697	4.00		N/A	N/A
Bank	24,613	17.29	5,696	4.00		8,543	6.00

Tier I Capital to Adjusted Total Assets
Consolidated	22,502	10.87	6,209	3.00		N/A	N/A
Bank	24,613	11.77	6,275	3.00		10,459	5.00

Tangible Capital to Adjusted Total Assets
Consolidated	22,502	10.87	3,105	1.50		N/A	N/A
Bank	24,613	11.77	3,138	1.50		N/A	N/A

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 14: Regulatory Capital Requirements — continued

A reconciliation of the Bank’s capital (in thousands) determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

	June 30,
	2006	2005
(Dollars in Thousands)
Capital determined by generally accepted accounting principles	$24,144	$24,375
Unrealized loss on securities available-for-sale	1,091	369
Unrealized loss on equity securities	(138)	(115)
Unrealized gain on forward delivery commitments	(10)	(16)
Tier I (core) capital	25,087	24,613
General allowance for loan losses	503	548
Total risk based capital	$25,590	$25,161

Dividend Limitations

Under OTS regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years. Dividends in excess of such amount requires OTS approval. The Bank has paid dividends totaling $1,433,000 and $363,000 to the Company during the years ended June 30, 2006, and 2005, respectively. The Company had paid four quarterly dividends of $0.20 per share to its shareholders for the year ended June 30, 2006, and four quarterly dividends of $0.18 per share to its shareholders for the year ended June 30, 2005.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 15: Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution, limited to a maximum of 15% of qualified employees’ salaries, is determined by the Board of Directors. Profit sharing expense was $145,230 and $143,336 for the years ended June 30, 2006 and 2005, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board of Directors, the Company may match up to 50% of participants’ contributions up to a maximum of 4% of participants’ salaries. For the years ended June 30, 2006 and 2005, the Company’s match totaled $39,484 and $39,534, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended June 30, 2006 and 2005, the total expense was $92,159 and $92,006, respectively.

Employee Stock Ownership Plan

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

Total ESOP expenses of $134,832 and $135,311 were recognized in fiscal 2006 and 2005, respectively, for 4,600 shares committed to be released to participants during the years ended June 30, 2006 and 2005 with respect to the plan years ending December 31, 2005 and 2004. The cost of the 16,106 ESOP shares ($128,848 at June 30, 2006) that have not yet been allocated or committed to be released to participants is deducted from stockholders’ equity. The fair value of these shares was approximately $508,950 at that date.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 15: Employee Benefits — continued

Stock Incentive Plan

The Company adopted the Stock Incentive Plan (“the Plan”) on October 19, 2000. The Plan provides for different types of awards including stock options, restricted stock and performance shares. Under the Plan, 23,000 shares of restricted stock were granted to directors and certain officers during fiscal 2001. These shares of restricted stock vest in equal installments over five years beginning one year from the grant date.

During fiscal 2006 and 2005, 4,600 and 4,600 shares vested and were removed from treasury stock resulting in compensation expense of $26,450 and $52,900, respectively.

There were no stock options granted under the Plan as of June 30, 2006.

NOTE 16: Financial Instruments and Off-Balance-Sheet Activities

All financial instruments held or issued by the Company are held or issued for purposes other than trading. In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and forward delivery commitments for the sale of whole loans to the secondary market.

Commitments to extend credit — In response to marketplace demands, the Company routinely makes commitments to extend credit for fixed rate and variable rate loans with or without rate lock guarantees. When rate lock guarantees are made to customers, the Company becomes subject to market risk for changes in interest rates that occur between the rate lock date and the date that a firm commitment to purchase the loan is made by a secondary market investor.

Generally, as interest rates increase, the market value of the loan commitment goes down. The opposite effect takes place when interest rates decline.

Commitments to extend credit are agreements to lend to a customer as long as the borrower satisfies the Company’s underwriting standards and related provisions of the borrowing agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Collateral is required for substantially all loans, and normally consists of real property. The Company’s experience has been that substantially all loan commitments are completed or terminated by the borrower within 3 to 12 months.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 16: Financial Instruments and Off-Balance-Sheet Activities — continued

The notional amount of the Company’s commitments to extend credit at fixed and variable interest rates were approximately $3,326,000 and $6,549,000 at June 30, 2006 and 2005, respectively. Fixed rate commitments are extended at rates ranging from 5.00% to 7.90% and 4.875% to 7.875% at June 30, 2006 and 2005, respectively. The Company has lines of credit representing credit risk of approximately $29,793,000 and $24,351,000 at June 30, 2006 and 2005, respectively, of which approximately $14,263,000 and $12,516,000 had been drawn at June 30, 2006 and 2005, respectively. The Company has credit cards issued representing credit risk of approximately $596,000 and $3,180,000 at June 30, 2006 and 2005, respectively, of which approximately $21,000 and $525,000 had been drawn at June 30, 2006 and 2005, respectively. The Company has letters of credits issued representing credit risk of approximately $1,226,000 and $74,000 at June 30, 2006 and 2005, respectively.

Forward delivery commitments — The Company uses mandatory sell forward delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments on certain mortgage loans held-for-sale. Gains and losses in the items hedged are deferred and recognized in other comprehensive income until the commitments are completed. At the completion of the commitments the gains and losses are recognized in the Company’s income statement

As of June 30, 2006 and 2005, the Company had entered into commitments to deliver approximately $918,000 and $2,129,000 respectively, in loans to various investors, all at fixed interest rates ranging from 5.00% to 6.50% and 5.00% to 5.75%, at June 30, 2006 and 2005, respectively. The Company had approximately $15,000 and $27,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2006 and 2005, respectively. The total amount of the gain is expected to be taken into income within the next twelve months.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2006.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 17: Fair Value of Financial Instruments

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30,
	2006		2005
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$2,871	$2,871	$4,966	$4,966
Securities available-for-sale	64,198	64,198	75,227	75,227
Securities held-to-maturity	1,018	1,030	1,201	1,249
Federal Home Loan Bank Stock	1,315	1,315	1,315	1,315
Mortgage loans held-for-sale	918	918	2,148	2,148
Loans receivable, net	140,858	139,720	106,839	108,740
Mortgage servicing rights	1,722	2,043	1,857	1,857
Cash value of life insurance	5,230	5,230	5,049	5,049
Financial Liabilities:
Deposits	95,713	95,713	94,513	94,513
Time certificates of deposit	78,629	77,125	77,984	77,320
Advances from FHLB	22,371	22,216	9,885	10,119
Subordinated debentures	5,155	4,451	—	—

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.

Cash and interest-bearing accounts — The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Investment securities and stock in the FHLB — The fair value of investment securities is estimated based on bid quotations received from securities dealers. The fair value of stock in the FHLB approximates redemption value.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 17: Fair Value of Financial Instruments — continued

Loans receivable and mortgage loans held-for-sale — Fair values are estimated by stratifying the loan portfolio into groups of loans with similar financial characteristics. Loans are segregated by type such as real estate, commercial, and consumer, with each category further segmented into fixed and adjustable rate interest terms.

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

Mortgage servicing rights — Fair values are estimated by stratifying the mortgage servicing portfolio into groups of loans with similar financial characteristics, such as loan type, interest rate, and expected maturity. The Company obtains market survey data estimates and bid quotations from secondary market investors who regularly purchase mortgage servicing rights. Assumptions regarding loan payoffs are determined using historical information on segmented loan categories for nonspecific borrowers.

Cash surrender value of life insurance — The carrying amount for cash surrender value of life insurance approximates fair value as policies are recorded at redemption value.

Deposits and time certificates of deposit — The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand. The fair value of time certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB & Subordinated Debentures — The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2006, if the borrowings repriced according to their stated terms.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 18 Significant Group Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within the South-central Montana area. As of June 30, 2006 and 2005, the Company’s commercial and residential real estate loans approximated $101,462,000 and $74,035,000, respectively. The Company is also active in lending to small business owners. As of June 30, 2006 and 2005, the Bank was creditor for approximately $7,861,000 and $5,568,000, respectively, in business loans. In most cases, these loans are secured by equipment, inventory, and accounts receivable.

Generally, the Company’s policy is to require collateral on all loans. Ordinarily, the Company will finance 80% of the appraisal value in real estate. Collateral requirements for other financings vary depending on the type of collateral involved, the equity of the borrower or project, and other subjective factors. Unsecured credit is granted to business concerns and individuals only if supported by satisfactory current financial statements and credit history.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company, as a matter of policy, does not extend credit in excess of its legal lending limit, calculated in accordance with applicable banking regulations, to any single borrower or group of related borrowers. The contractual amounts of credit-related financial instruments such as commitments to extend credit and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral becomes worthless.

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At June 30, 2006 and June 30, 2005, no account balances were held with correspondent banks that were in excess of FDIC insured levels. Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items. Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 19: Condensed Parent Company Financial Statements

Set forth below is the condensed statements of financial condition as of June 30, 2006 and 2005, of Eagle Bancorp together with the related condensed statements of income and cash flows for the years ended June 30, 2006 and 2005.

Condensed Statements of Financial Condition
(Dollars in Thousands)

	2006	2005
Assets
Cash and cash equivalents	$315	$157
Securities available for sale	2,778	125
Investment in Eagle Bancorp Statutory Trust I	155	—
Investment in American Federal Savings Bank	24,145	24,375
Other assets	320	116
Total assets	$27,713	$24,773
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	13	8
Notes Payable	—	2,500
Long-term subordinated debt	5,155	—
Stockholders’ Equity	22,545	22,265
Total liabilities and stockholders’ equity	$27,713	$24,773

Condensed Statements of Income
(Dollars in Thousands)

	2006	2005
Interest income	$88	$17
Other income	—	15
Interest expense	(257)	(44)
Noninterest expense	(114)	(103)
Loss before income taxes	(283)	(115)
Income tax benefit	(135)	(47)
Loss before equity in undistributed earnings of American Federal Savings Bank	(148)	(68)
Equity in undistributed earnings of American Federal Savings Bank	1,933	1,811
Net income	$1,785	$1,743

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 19: Condensed Parent Company Financial Statements — continued

Condensed Statements of Cash Flow
(Dollars in Thousands)

	2006	2005
Cash flows from operating activities
Net income	$1,785	$1,743
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of American Federal Savings Bank	(1,933)	(1,811)
Restricted stock awards	53	53
Other adjustments, net	(158)	21
Net cash (used in) provided by operating activities	(253)	6

Cash flows from investing activities
Cash contribution from American Federal Savings Bank	1,433	414
Activity in available for sale securities
Sales	—	1,095
Maturities, prepayments and calls	34	57
Purchases	(2,795)	—
Investment in Eagle Bancorp Statutory Trust I	(155)	—
Net cash (used in) provided by investing activities	(1,483)	1,566

Cash flows from financing activities
ESOP payments and dividends	152	160
Payments to purchase treasury stock	(554)	(3,903)
Net changes in notes payable advances	(2,500)	2,500
Proceeds from subordinated debentures	5,155	—
Dividends paid	(359)	(363)
Net cash provided by (used in) financing activities	1,894	(1,606)

Net change in cash and cash equivalents	158	(34)
Cash and cash equivalents at beginning of period	157	191

Cash and cash equivalents at end of period	$315	$157

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 20: Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2006 and 2005:

	Year ended June 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in Thousands, except per share data)
Interest and dividend income	$2,438	$2,586	$2,661	$2,814
Interest expense	768	896	981	1,140
Net interest income	1,670	1,690	1,680	1,674
Non interest income	643	517	474	531
Non interest expense	1,592	1,637	1,634	1,602
Income before income tax expense	721	570	520	603
Income tax expense	222	125	117	165
Net income	$499	$445	$403	$438

Comprehensive income (loss)	$(183)	$(226)	$(33)	$(353)
Basic earnings per common share	$0.46	$0.41	$0.37	$0.41
Diluted earnings per common share	$0.41	$0.37	$0.33	$0.36

	Year ended June 30, 2005
Interest and dividend income	$2,207	$2,273	$2,261	$2,302
Interest expense	639	621	629	674
Net interest income	1,568	1,652	1,632	1,628
Non interest income	432	622	548	457
Non interest expense	1,499	1,558	1,559	1,565
Income before income tax expense	501	716	621	520
Income tax expense	144	147	176	148
Net income	$357	$569	$445	$372

Comprehensive income (loss)	$866	$(246)	$(482)	$420
Basic earnings per common share	$0.31	$0.50	$0.40	$0.34
Diluted earnings per common share	$0.30	$0.48	$0.37	$0.30

NOTE 21: Related Party Transactions

The Bank has contracted with a subsidiary of a company which is partially owned by one of the Company’s directors. The Bank paid $33,500 during the year ended June 30, 2006 for support services, and an additional $20,454 for computer hardware and software used by the Bank for its computer network. For the year ended June 30, 2005, expenditures were $21,540 for support services and $21,445 for computer hardware.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 22: Subsequent Events

The Board announced on July 20, 2006 the declaration of a cash dividend of $0.22 per share for the fourth quarter. It is payable August 25, 2006 to shareholders of record at the close of business August 4, 2006. Eagle Financial MHC, Eagle Bancorp’s mutual holding company, has waived its right to receive dividends on the 648,493 shares of Eagle Bancorp that Eagle Financial MHC holds.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP
/s/ Larry A. Dreyer Larry A. Dreyer President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Larry A. Dreyer Larry A. Dreyer	President, Chief Executive Officer and Director (Principal Executive Officer)	9/15/06

/s/ Peter J. Johnson Peter J. Johnson	Executive Vice President And Chief Financial Officer	9/15/06

/s/ Robert L. Pennington Robert L. Pennington	Chairman	9/15/06

/s/ Charles G. Jacoby Charles G. Jacoby	Vice Chairman	9/15/06

/s/ Don O. Campbell Don O. Campbell	Director	9/15/06

/s/ Lynn Dickey Lynn Dickey	Director	9/15/06

/s/ James A. Maierle James A. Maierle	Director	9/15/06

/s/ Thomas McCarvel Thomas McCarvel	Director	9/15/06