Form 10QSB
period 2006-09-30
EAGLE BANCORP/MT
filed 2006-11-08
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(406) 442-3080
(Issuer's telephone number)

Website address:www.americanfederalsavingsbank.com

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	1,087,557 shares outstanding
As of November 1, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2006 (unaudited) and June 30, 2005	1 and 2

	Consolidated Statements of Income for the three months ended September 30, 2006 and 2005 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders' Equity for the three months ended September 30, 2006 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 to 20

Item 3.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security-Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

Signatures		24

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,861	$2,844
Interest-bearing deposits with banks	321	27
Total cash and cash equivalents	4,182	2,871

Investment securities available-for-sale, at market value	64,613	64,198
Investment securities held-to-maturity, at amortized cost	1,005	1,018
Investment in Eagle Bancorp Statutory Trust I	155	155
Federal Home Loan Bank stock, at cost	1,315	1,315
Mortgage loans held-for-sale	2,428	918
Loans receivable, net of deferred loan fees and allowance for loan losses of
$530 at September 30, 2006 and $535 at June 30, 2006	144,776	140,858
Accrued interest and dividends receivable	1,305	1,211
Mortgage servicing rights, net	1,699	1,722
Property and equipment, net	5,935	5,962
Cash surrender value of life insurance	5,275	5,230
Real estate acquired in settlement of loans, net of allowance for losses	-	-
Other assets	328	720
Total assets	$233,016	$226,178

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$12,771	$12,575
Interest bearing	163,392	161,767
Advances from Federal Home Loan Bank	25,830	22,371
Long-term subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	2,424	1,765
Total liabilities	209,572	203,633
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,087,557 and 1,091,722 outstanding at September 30, 2006 and June 30, 2006, respectively)	12	12
Additional paid-in capital	4,302	4,274
Unallocated common stock held by employee stock ownership plan ("ESOP")	(120)	(129)
Treasury stock, at cost	(4,654)	(4,521)
Retained earnings	24,381	24,056
Accumulated other comprehensive loss	(477)	(1,147)
Total stockholders' equity	23,444	22,545

Total liabilities and stockholders' equity	$233,016	$226,178

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2006 and 2005
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,311	$1,790
Interest on deposits with banks	12	11
FHLB stock dividends	-	-
Securities available-for-sale	660	623
Securities held-to-maturity	11	14
Total interest and dividend income	2,994	2,438

Interest Expense:
Deposits	934	666
FHLB advances	331	100
Subordinated debentures	75	2
Total interest expense	1,340	768

Net interest income	1,654	1,670
Loan loss provision	-	-
Net interest income after loan loss provision	1,654	1,670

Noninterest income:
Net gain on sale of loans	119	173
Demand deposit service charges	135	143
Mortgage loan servicing fees	138	191
Net gain on sale of available-for-sale securities	-	1
Other	145	135
Total noninterest income	537	643

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the Three Months Ended September 30, 2006 and 2005
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
Noninterest expense:
Salaries and employee benefits	838	832
Occupancy expenses	142	125
Furniture and equipment depreciation	79	79
In-house computer expense	71	67
Advertising expense	93	70
Amortization of mtg servicing fees	76	106
Federal insurance premiums	6	6
Postage	18	23
Legal, accounting, and examination fees	58	34
Consulting fees	16	18
ATM processing	12	12
Other	207	220
Total noninterest expense	1,616	1,592

Income before provision for income taxes	575	721

Provision for income taxes	153	222

Net income	$422	$499

Basic earnings per share	$0.39	$0.46

Diluted earnings per share	$0.35	$0.41

Weighted average shares outstanding (basic eps)	1,073,660	1,080,604

Weighted average shares outstanding (diluted eps)	1,207,858	1,203,258

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2006
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME	TOTAL

Balance, June 30, 2006	$-	$12	$4,274	$(129)	$(4,521)	$24,056	$(1,147)	$22,545

Net income	-	-	-	-	-	422	-	422
Other comprehensive income	-	-	-	-	-	-	670	670

Total comprehensive income	-	-	-	-	-	-	-	1,092

Dividends paid ($.22 per share)	-	-	-	-	-	(97)	-	(97)

Treasury stock purchased (3,100 shares @ $31.90; 1,065 shares @ $32.00)	-	-	-	-	(133)	-	-	(133)

ESOP shares allocated or committed to be released for allocation (1,150 shares) (unaudited)	-	-	28	9	-	-	-	37

Balance, September 30, 2006 (unaudited)	$-	$12	$4,302	$(120)	$(4,654)	$24,381	$(477)	$23,444

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$422	$499
Adjustments to reconcile net income to net cash from operating activities:
Provision (adjustment) for mortgage servicing rights valuation	-	(46)
Depreciation	130	128
Net amortization of marketable securities premium and discounts	174	300
Amortization of capitalized mortgage servicing rights	76	106
Gain on sale of loans	(119)	(173)
Net realized gain on sale of available-for-sale securities	-	(1)
Increase in cash surrender value of life insurance	(45)	(45)
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(94)	(38)
Loans held-for-sale	(1,371)	647
Other assets	386	69
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	304	606
Net cash used in operating activities	(137)	2,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(3,295)	(526)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	29	46
Investment securities available-for-sale	3,745	5,488
Proceeds from sales of investment securities available-for-sale	-	505
Net increase in loans receivable, excludes transfers to real estate acquired in settlement of loans	(3,976)	(9,165)
Purchase of stock in non-consolidated subsidiary	-	(155)
Purchase of property and equipment	(103)	(65)
Net cash used in investing activities	(3,600)	(3,872)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$1,820	$3,719
Net decrease in federal funds	(2,375)	-
Payments on FHLB advances	(6,167)	(292)
FHLB advances	12,000	-
Issue of subordinated debentures	-	5,155
Purchase of treasury stock	(133)	(151)
Dividends paid	(97)	(90)
Net cash provided by financing activities	5,048	8,341

Net increase in cash and cash equivalents	1,311	6,521

CASH AND CASH EQUIVALENTS, beginning of period	2,871	4,966

CASH AND CASH EQUIVALENTS, end of period	$4,182	$11,487

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,484	$774

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
Increase in market value of securities available-for-sale	$(1,055)	$291

Mortgage servicing rights capitalized	$53	$174

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

The results of operations for the three month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2007 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2006.

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands)

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2006 (Unaudited)			June 30, 2006 (Audited)
	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and agency obligations	$7,222	$(74)	$7,148	$7,448	$(152)	$7,296
Municipal obligations	17,914	158	18,072	17,471	(328)	17,143
Corporate obligations	16,094	(261)	15,833	16,059	(442)	15,617
Mortgage-backed securities	6,262	(146)	6,116	6,949	(202)	6,747
Collateralized mortgage obligations	16,124	(298)	15,826	16,330	(513)	15,817
Corporate preferred stock	1,800	(182)	1,618	1,800	(222)	1,578
Total	$65,416	$(803)	$64,613	$66,057	$(1,859)	$64,198
Held-to-maturity:
Municipal obligations	$827	$17	$844	$828	$12	$840
Mortgage-backed securities	178	1	179	190	-	190
Total	$1,005	$18	$1,023	$1,018	$12	$1,030

EAGLE BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
	(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$78,417	$75,913
Commercial real estate	19,658	18,648
Real estate construction	7,103	6,901

Other loans:
Home equity	20,940	20,191
Consumer	11,552	11,820
Commercial	7,571	7,861

Total	145,241	141,334

Less: Allowance for loan losses	(530)	(535)
Add: Deferred loan fees, net	65	59

Total	$144,776	$140,858

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $429 and $345 at September 30, 2006 and June 30, 2006, respectively. Classified assets, including real estate owned, totaled $672 and $700 at September 30, 2006 and June 30, 2006, respectively.

The following is a summary of changes in the allowance for loan losses:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2006	2006
	(Audited)	(Audited)
	(Dollars in Thousands)
Balance, beginning of period	$535	$573
Reclassification to repossessed property reserve	-	(15)
Provision charged to operations	-	-
Charge-offs	(7)	(48)
Recoveries	2	25
Balance, end of period	$530	$535

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Noninterest checking	$12,771	$12,575
Interest-bearing checking	30,931	29,571
Passbook	23,682	24,438
Money market	27,653	29,129
Time certificates of deposit	81,126	78,629
Total	$176,163	$174,342

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2006 and 2005 are computed using 1,073,660 and 1,080,604, respectively, weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,207,858 for the three months ended September 30, 2006 and 1,203,258 for the three months ended September 30, 2005.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid a dividend of $0.22 per share, on August 25, 2006. A dividend of $0.22 per share was declared on October 19, 2006, payable November 17, 2006 to stockholders of record on November 3, 2006. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting on July 21, 2005, the Company's Board of Directors approved a stock repurchase program for up to 28,750 shares. This represented approximately 6% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle's benefit plans. As of November 1, 2006, 21,015 shares have been purchased under this program.

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

	Three Months	Year
	Ended	Ended
	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Mortgage Servicing Rights
Beginning balance	$1,722	$1,903
Servicing rights capitalized	53	174
Servicing rights amortized	(76)	(355)
Ending balance	1,699	1,722

Valuation Allowance
Beginning balance	-	46
Provision	-	(46)
Adjustments	-	-
Ending balance	-	-

Net Mortgage Servicing Rights	$1,699	$1,722

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

Overview

The Company's primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”). The Bank is a federally chartered savings bank, engaging in traditional banking activities: acquiring deposits from local markets and investing in loans and investment securities. The Bank's primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense. The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by moves in interest rates. Noninterest income in the form of fee income and gain on sale of loans adds to the Bank's income.

The Bank has a strong mortgage lending focus, with the majority of its loans in single-family residential mortgages. This has led to successfully marketing home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate. The purpose of this diversification is to mitigate the Bank's dependence on the mortgage market, as well as to improve its ability to manage its spread. The Bank's management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan service portfolio, which provides a steady source of fee income. The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes. Fee income is also supplemented with fees generated from the Bank's deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

For the past two years, management's focus has been on improving the Bank's core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank's loan service portfolio. Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and controlling operating expenses to achieve earnings growth going forward. Management's strategy of growing the bank's loan portfolio and deposit base is designed to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner. Deposit growth will be difficult to maintain due to fierce competition and wholesale funding (which is usually more expensive than retail deposits) will likely be needed to supplement it.

The level and movement of interest rates impacts the Bank's earnings as well. The yield curve continues to be flat, i.e. short-term interest rates are approximately at the same level as long-term interest rates. This can have a negative impact on the Bank's net interest margin as its deposits are typically priced relative to short-term rates, while the majority of its loan products are priced relative to long-term rates. The Bank has been able to partially offset this effect by reinvesting investment proceeds in the loan portfolio, because as noted earlier, loans typically earn higher rates of return than investments. Additionally, many of the Bank’s investments which mature in the coming year are at low (below current market) interest rates, affording an opportunity to reinvest the proceeds at the current higher rates and increasing interest income in the coming quarters.

Financial Condition

Comparisons in this section are for the three month period ended September 30, 2006.

Total assets increased by $6.84 million, or 3.02%, to $233.02 million at September 30, 2006, from $226.18 million at June 30, 2006. Total liabilities increased by $5.94 million to $209.57 million at September 30, 2006, from $203.63 million at June 30, 2006. Total equity increased $890,000 to $23.44 million at September 30, 2006 from $22.55 million at June 30, 2006.

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition (continued)

Loans receivable increased $3.92 million, or 2.78%, to $144.78 million at September 30, 2006 from $140.86 million at June 30, 2006. Single family mortgage loans were the loan category with the largest increase, $2.50 million, and most other loan categories showed some increase. Total loan originations were $28.25 million for the three months ended September 30, 2006, with single family mortgages accounting for $15.54 million of the total. Home equity and construction loan originations totaled $4.30 million and $3.42 million, respectively, for the same period. Commercial real estate and land loan originations totaled $2.59 million. Loans held-for-sale increased to $2.43 million at September 30, 2006 from $918,000 at June 30, 2006.

Deposits grew $1.82 million, or 1.04%, to $176.16 million at September 30, 2006 from $174.34 million at June 30, 2006. Growth in certificates of deposit and interest bearing checking accounts contributed to the increase in deposits. Non-interest checking showed a modest increase, while money market and passbook savings accounts declined slightly. As stated above in the Overview section, deposit growth is expected to continue to be difficult to achieve due to the fierce competition among financial institutions in our markets. Advances from the Federal Home Loan Bank increased $3.46 million, or 15.47%, to $25.83 million from $22.37 million.

The growth in total equity was the result of earnings for the three months of $422,000 and a decrease in other comprehensive loss of $670,000 (mainly due to a decrease in net unrealized losses on securities available-for-sale). These were partially offset by the payment of a $0.22 per share regular cash dividend and stock repurchases.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Net Income. Eagle's net income was $422,000 and $499,000 for the three months ended September 30, 2006, and 2005, respectively. The decrease of $77,000, or 15.43%, was due to decreases in noninterest income of $106,000 and net interest income of $16,000, as well as an increase in noninterest expense of $24,000. Eagle's tax provision was $69,000 lower in the current quarter. Basic earnings per share were $0.39 for the current period, compared to $0.46 for the previous year's period.

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2006 and 2005 (Continued)

Net Interest Income. Net interest income decreased slightly to $1.654 million for the quarter ended September 30, 2006 from $1.670 million for the quarter ended September 30, 2005. This decrease of $16,000 was the result of an increase in interest expense of $572,000, partially offset by the increase in interest and dividend income of $556,000.

Interest and Dividend Income. Total interest and dividend income was $2.994 million for the quarter ended September 30, 2006, compared to $2.438 million for the quarter ended September 30, 2005, representing an increase of $556,000, or 22.81%. Interest and fees on loans increased to $2.311 million for the three months ended September 30, 2006 from $1.790 million for the same period ended September 30, 2005. This increase of $521,000, or 29.11%, was due primarily to the increase in the average balances on loans receivable for the quarter ended September 30, 2006. Average balances for loans receivable, net, for the quarter ended September 30, 2006 were $144.36 million, compared to $113.75 million for the previous year. This represents an increase of $30.61 million, or 26.91%. The average interest rate earned on loans receivable increased by 11 basis points, from 6.29% at September 30, 2005 to 6.40% at September 30, 2006. Interest and dividends on investment securities available-for-sale (AFS) increased to $660,000 for the quarter ended September 30, 2006 from $623,000 for the same quarter last year. Average balances on investments decreased to $65.44 million for the quarter ended September 30, 2006, compared to $73.84 million for the quarter ended September 30, 2005. The average interest rate earned on investments increased to 4.10% from 3.45%. Interest on securities held to maturity (HTM) decreased from $14,000 to $11,000 due to lower balances.

Interest Expense. Total interest expense increased to $1.340 million for the quarter ended September 30, 2006, from $768,000 for the quarter ended September 30, 2005, an increase of $572,000, or 74.48%. Interest on deposits increased to $934,000 for the quarter ended September 30, 2006, from $666,000 for the quarter ended September 30, 2005. This increase of $268,000, or 40.24%, was the result of an increase in average rates paid on deposit accounts. Certificates of deposit and money market accounts showed increases in average rates paid while passbook savings and checking accounts had no change. Average balances in interest-bearing deposit accounts increased slightly to $161.48 million for the quarter ended September 30, 2006, compared to $160.62 million for the same quarter in the previous year. The significant increase in the average balance of borrowings from the FHLB and the issuance of the trust preferred securities last year resulted in an increase in interest paid on borrowings to $406,000 in the current quarter compared to $127,000 in the previous year’s quarter. The average rate paid on borrowings also increased from 3.94% last year to 5.27% this year. The average rate paid on all liabilities increased 99 basis points from the quarter ended September 30, 2005 to the quarter ended September 30, 2006.

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2006 and 2005 (Continued)

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank's policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended September 30, 2006 or the quarter ended September 30, 2005. This is a reflection of the continued strong asset quality of the Bank's loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets decreased slightly from $700,000 at June 30, 2006 to $672,000 at September 30, 2006 and total less than 1% of the total loan portfolio. At quarter end, the Bank had no other real estate owned.

Noninterest Income. Total noninterest income decreased to $537,000 for the quarter ended September 30, 2006, from $643,000 for the quarter ended September 30, 2005, a decrease of $106,000. This was the result of a decrease in net gain on sale of loans and to the absence of an adjustment of $46,000 to the valuation of the Bank’s mortgage servicing rights as occurred in the first quarter of 2005. That adjustment was reflected in mortgage loan servicing fees in 2005. Mortgage loan servicing fees decreased to $138,000 for the current quarter from $191,000 for the previous year’s quarter. Income from sale of loans decreased to $119,000 from $173,000 due to lower mortgage loan originations. Other noninterest income increased to $145,000 for the quarter ended September 30, 2006 from $135,000 for the quarter ended September 30, 2005. This was primarily due to increased fee income on electronic payments.

Noninterest Expense. Noninterest expense increased by $24,000, or 1.51%, to $1.616 million for the quarter ended September 30, 2006, from $1.592 million for the quarter ended September 30, 2005. This increase was primarily due to increases in legal and accounting fees of $24,000, advertising expense of $23,000, and occupancy expense of $17,000. Legal and accounting fees were higher due to outsourcing the Bank’s internal audit function and higher legal fees at the holding company level. Advertising expense was higher due to increased promotion of checking products. Occupancy expense was higher due to maintenance work done on several branch buildings. The slowdown in mortgage loan prepayments led to a decrease in the amortization of mortgage servicing fees of $30,000. Other expense categories showed minor changes.

Income Tax Expense. Eagle's income tax expense was $153,000 for the quarter ended September 30, 2006, compared to $222,000 for the quarter ended September 30, 2005. The effective tax rate for the quarter ended September 30, 2006 was 26.61% and was 30.79% for the quarter ended September 30, 2005.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Company's subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank's average liquidity ratio was 17.34% and 17.96% for the months ended September 30, 2006 and September 30, 2005, respectively.

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

At June 30, 2006 (the most recent report available), the Bank's measure of sensitivity to interest rate movements, as measured by the OTS, worsened from the previous quarter. The Bank's capital ratio as measured by the OTS decreased from the previous quarter. The Bank’s strong capital position mitigates its interest rate risk exposure. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of September 30, 2006, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2006, the Bank's tangible, core, and risk-based capital ratios amounted to 10.91%, 10.91%, and 15.47%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

	(Unaudited)
	At September 30, 2006
		For Capital
		Adequacy
	Dollar	Purposes
	Amount	% of Assets
Tangible capital:
Capital level	$25,147	10.91%
Requirement	3,458	1.5
Excess	$21,689	9.41%
Core capital:
Capital level	$25,147	10.91%
Requirement	6,915	3.00
Excess	$18,232	7.91%
Risk-based capital:
Capital level	$25,631	15.47%
Requirement	13,254	8.00
Excess	$12,377	7.47%

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

Fair Value of Other Financial Instruments - Management uses an internal model to determine fair value for its loan portfolio and certificates of deposit. The assumptions entail spreads over the Treasury yield curve at appropriate maturity benchmarks. Assumptions incorporating different spreads would naturally deliver varying results; however, due to the short-term nature of the loan portfolio and certificates of deposit, changes in the results would be mitigated. Currently, the fair value is only presented as footnote information, and changes due to new assumptions would not, in management's opinion, affect the reader's opinion of the Company's financial condition.

Economic Life of Fixed Assets - Management determines the useful life of its buildings, furniture, and equipment for depreciation purposes. These estimates are reviewed by the Company's external auditors for reasonableness. No material impact is expected if different assumptions were to be used.

EAGLE BANCORP AND SUBSIDIARY

CONTROLS AND PROCEDURES
CONTROLS AND PROCEDURES

Based on their evaluation, the company's Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the company's disclosure controls and procedures are effective as of September 30, 2006 to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no significant changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.	Unregistered Sales of Equity Securities Use of Proceeds.

c.) Small Business Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2006	None	N/A	N/A	N/A
07-01-06
07-31-06

August 2006	4,165	$31.93	4,165	7,735
08-01-06
08-31-06

September 2006	None	N/A	N/A	N/A
09-01-06
09-30-06
Total	4,165	$31.93	4,165	N/A

*The Company publicly announced a stock repurchase program on July 21, 2005. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of November 1, 2006, 21,015 shares had been repurchased.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders.

The proxy statement for the Annual Meeting of Stockholders was mailed on September 18, 2006. The following matters were voted on at the meeting held on October 19, 2006:

1.	Election of directors for three-year terms expiring in 2009:

	For:	Against:
James A. Maierle	1,028,303	3,202
Thomas J. McCarvel	1,027,303	4,202

2.	Ratification of appointment of Davis, Kinard & Co., P.C. as auditors for the fiscal year ended June 30, 2007:

For:	Against:	Abstain:
1,029,028	60	2,417

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

On July 20, 2006, the registrant furnished under Item 2.02 of Form 8-K a press release announcing its earnings for the second quarter of the 2006 fiscal year.

EAGLE BANCORP AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP

Date: November 8, 2006	By:	/s/ Larry A. Dreyer
Larry A. Dreyer
President/CEO

Date: November 8, 2006	By:	/s/ Peter J. Johnson
Peter J. Johnson
Executive Vice President/CFO