Form 10QSB
period 2006-12-31
EAGLE BANCORP/MT
filed 2007-02-09
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	1,085,357 shares outstanding
As of February 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of December 31, 2006 (unaudited) and June 30, 2006	1 and 2

	Consolidated Statements of Income for the three months ended December 31, 2006 and 2005 (unaudited) and the six months ended December 31, 2006 and 2005 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders' Equity for the six months ended December 31, 2006	5

	Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2005 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 to 17

Item 3.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security-Holders	19
Item 5.	Other Information	20
Item 6.	Exhibits	20

Signatures		21

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,421	$2,844
Interest-bearing deposits with banks	509	27
Total cash and cash equivalents	4,930	2,871

Investment securities available-for-sale, at market value	66,446	64,198
Investment securities held-to-maturity, at amortized cost	977	1,018
Investment in Eagle Bancorp Statutory Trust I	155	155
Federal Home Loan Bank stock, at cost	1,315	1,315
Mortgage loans held-for-sale	2,063	918
Loans receivable, net of deferred loan fees and allowance for loan losses of $520 at December 31, 2006 and $535 at June 30, 2006	147,331	140,858
Accrued interest and dividends receivable	1,280	1,211
Mortgage servicing rights, net	1,682	1,722
Property and equipment, net	5,938	5,962
Cash surrender value of life insurance	5,664	5,230
Real estate acquired in settlement of loans, net of allowance for losses	—	—
Other assets	304	720

Total assets	$238,085	$226,178

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$12,575	$12,575
Interest bearing	162,760	161,767
Advances from Federal Home Loan Bank and Other Borrowings	31,863	22,371
Long-term subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	1,863	1,765
Total liabilities	214,216	203,633
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,086,557 and 1,091,722 shares outstanding at December 31, 2006 and June 30, 2006, respectively)	12	12
Additional paid-in capital	4,330	4,274
Unallocated common stock held by employee stock ownership plan ("ESOP")	(110)	(129)
Treasury stock, at cost	(4,687)	(4,521)
Retained earnings	24,746	24,056
Accumulated other comprehensive income (loss)	(422)	(1,147)
Total stockholders' equity	23,869	22,545

Total liabilities and stockholders' equity	$238,085	$226,178

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,378	$1,897	$4,689	$3,687
Interest on deposits with banks	16	36	28	47
FHLB stock dividends	1	—	1	—
Securities available-for-sale	696	640	1,356	1,263
Securities held-to-maturity	11	13	22	27
Total interest and dividend income	3,102	2,586	6,096	5,024

Interest Expense:
Deposits	1,042	717	1,976	1,383
Advances and other borrowings	355	104	686	204
Subordinated debentures	75	75	150	77
Total interest expense	1,472	896	2,812	1,664

Net interest income	1,630	1,690	3,284	3,360
Loan loss provision	—	—	—	—
Net interest income after loan loss provision	1,630	1,690	3,284	3,360

Noninterest income:
Net gain on sale of loans	190	128	309	301
Demand deposit service charges	128	136	263	279
Mortgage loan servicing fees	133	130	271	321
Net gain on sale of available-for-sale securities	1	—	1	1
Other	140	123	285	258
Total noninterest income	592	517	1,129	1,160

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	914	906	1,752	1,738
Occupancy expenses	133	133	275	258
Furniture and equipment depreciation	68	78	147	157
In-house computer expense	70	68	141	135
Advertising expense	60	46	153	116
Amortization of mtg servicing fees	73	92	149	198
Federal insurance premiums	5	6	11	12
Postage	21	19	39	42
Legal, accounting, and examination fees	66	61	124	95
Consulting fees	20	12	36	30
ATM processing	10	12	22	24
Other	221	204	428	424
Total noninterest expense	1,661	1,637	3,277	3,229

Income before provision for income taxes	561	570	1,136	1,291

Provision for income taxes	100	125	253	347

Net income	$461	$445	$883	$944

Basic earnings per share	$0.43	$0.41	$0.82	$0.87

Diluted earnings per share	$0.38	$0.37	$0.73	$0.78

Weighted average shares outstanding (basic eps)	1,072,540	1,077,640	1,073,100	1,079,122

Weighted average shares outstanding (diluted eps)	1,209,012	1,204,412	1,208,435	1,203,835

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2006
(Dollars in Thousands, Except for Per Share Data)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Balance, June 30, 2006	$—	$12	$4,274	$(129)	$(4,521)	$24,056	$(1,147)	$22,545

Net income	—	—	—	—	—	883	—	883
Other comprehensive income	—	—	—	—	—	—	725	725

Total comprehensive income								1,608

Dividends paid ($.44 per share)	—	—	—	—	—	(193)	—	(193)

Treasury stock purchased (3,100 shares @ $31.90; 1,065 shares @ $32.00; 1,000 shares @ $32.60	—	—	—	—	(166)	—	—	(166)

ESOP shares allocated or committed to be released for allocation (2,300 shares)	—	—	56	19	—	—	—	75

Balance, December 31, 2006	$—	$12	$4,330	$(110)	$(4,687)	$24,746	$(422)	$23,869

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended December 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$883	$944
Adjustments to reconcile net income to net cash from operating activities:
Provision for mortgage servicing rights valuation losses	—	(46)
Depreciation	249	256
Net amortization of marketable securities premium and discounts	318	546
Amortization of capitalized mortgage servicing rights	149	198
Gain on sale of loans	(309)	(301)
Net realized (gain) loss on sale of available-for-sale securities	(1)	(1)
FHLB & other dividends reinvested	—	—
Increase in cash surrender value of life insurance	(91)	(92)
Loss on sale of real estate owned	—	6
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(68)	(41)
Loans held-for-sale	(825)	1,622
Other assets	432	31
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	(254)	199
Net cash provided by operating activities	483	3,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities held-to-maturity	—	—
Investment securities available-for-sale	(13,720)	(4,269)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	56	90
Investment securities available-for-sale	8,977	9,836
FHLB stock redeemed	—	—
Proceeds from sales of investment securities available-for-sale	3,316	505
Net increase in loans receivable, excludes transfers to real estate acquired in settlement of loans	(6,610)	(15,426)
Purchase of stock in non-consolidated subsidiaries	—	(155)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended December 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
Purchase of property and equipment	(225)	(138)
Purchase of bank owned life insurance	(342)	—
Proceeds from the sale of real estate acquired in the settlement of loans	—	69
Net cash used in investing activities	(8,548)	(9,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking and savings accounts	993	(394)
Net (decrease) increase in federal funds	(2,175)	1,400
Payments on FHLB advances	(9,334)	(584)
FHLB advances	21,000	1,000
Issue of subordinated debentures	—	5,155
Sale (purchase) of treasury stock	(166)	(285)
Dividends paid	(194)	(180)
Net cash provided by financing activities	10,124	6,112

Net increase (decrease) in cash and cash equivalents	2,059	(55)

CASH AND CASH EQUIVALENTS, beginning of period	2,871	4,966

CASH AND CASH EQUIVALENTS, end of period	$4,930	$4,911

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,926	$1,724

Cash paid during the period for income taxes	$322	$387

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$(957)	$642

Mortgage servicing rights capitalized	$108	$109

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

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

The results of operations for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2007 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-KSB dated June 30, 2006.

NOTE 2: INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in Thousands, Except for Per Share Data)

	December 31, 2006 (Unaudited)			June 30, 2006 (Audited)
	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and
agency obligations	$4,145	$(54)	$4,091	$7,448	$(152)	$7,296
Municipal obligations	18,237	89	18,326	17,471	(328)	17,143
Corporate obligations	14,986	(200)	14,786	16,059	(442)	15,617
Mortgage-backed
securities	8,066	(106)	7,960	6,949	(202)	6,747
Collateralized
mortgage obligations	19,917	(239)	19,678	16,330	(513)	15,817
Corporate preferred
stock	1,800	(195)	1,605	1,800	(222)	1,578
Total	$67,151	$(705)	$66,446	$66,057	$(1,859)	$64,198
Held-to-maturity:
Municipal obligations	$827	$15	$842	$828	$12	$840
Mortgage-backed
securities	150	1	151	190	-	190
Total	$977	$16	$993	$1,018	$12	$1,030

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3:  LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$78,665	$75,913
Commercial real estate	20,395	18,648
Real estate construction	6,671	6,901

Other loans:
Home equity	23,836	20,191
Consumer	10,339	11,820
Commercial	7,877	7,861

Total	147,783	141,334

Less: Allowance for loan losses	(520)	(535)
Deferred loan fees	68	59

Total	$147,331	$140,858

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $382 and $345 at December 31, 2006 and June 30, 2006, respectively. Classified assets, including real estate owned, totaled $692 and $700 at December 31, 2006 and June 30, 2006, respectively.

The following is a summary of changes in the allowance for loan losses:

	Six Months Ended December 31, 2006	Year Ended June 30, 2006
	(Unaudited)	(Audited)
(Dollars in Thousands)
Balance, beginning of period	$535	$573
Reclassification to repossessed property reserve	—	(15)
Provision charged to operations	—	—
Charge-offs	(22)	(48)
Recoveries	7	25
Balance, end of period	$520	$535

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:  DEPOSITS

Deposits are summarized as follows:

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
(Dollars in Thousands)
Noninterest checking	$12,575	$12,575
Interest-bearing checking	31,149	29,571
Passbook	22,400	24,438
Money market	26,205	29,129
Time certificates of deposit	83,006	78,629
Total	$175,335	$174,342

NOTE 5: EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2006 is computed using 1,072,540 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2006 is computed using 1,073,100 weighted average shares outstanding. Basic earnings per share for the three months ended December 31, 2005 is computed using 1,077,640 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2005 is computed using 1,079,122 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,209,012 for the three months ended December 31, 2006 and 1,208,435 for the six months ended December 31, 2006. Diluted earnings per share for the three months and six months ended December 31, 2005 is computed using 1,204,412 and 1,203,835 weighted average shares outstanding, respectively.

NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid two dividends of $0.22 per share, on August 25, 2006 and November 17, 2006. A dividend of $0.22 per share was declared on January 18, 2007, payable February 9, 2007 to stockholders of record on January 26, 2007. Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of July 21, 2005, the Company’s Board of Directors approved a stock repurchase program for up to 28,750 shares. This represents approximately 6% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans. As of February 1, 2007, 23,215 shares have been purchased under this program.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7: MORTGAGE SERVICING RIGHTS

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

(Dollar amounts in thousands)

	Six months ended December 31, 2006	Twelve months ended June 30, 2006
	(Unaudited)	(Audited)
(Dollars in Thousands)
Mortgage Servicing Rights
Beginning balance	$1,722	$1,903
Servicing rights capitalized	109	174
Servicing rights amortized	(149)	(355)
Ending balance	1,682	1,722

Valuation Allowance
Beginning balance	—	46
Provision	—	(46)
Adjustments	—	—
Ending balance	—	—

Net Mortgage Servicing Rights	$1,682	$1,722

EAGLE BANCORP AND SUBSIDIARY

ITEM 2: MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements.” Eagle Bancorp (“Eagle” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include Eagle’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project”, and similar expressions identify forward-looking statements. Eagle’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain. Factors which could affect actual results but are not limited to include (i) change in general market interest rates, (ii) general economic conditions, (iii) local economic conditions, (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle’s loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) competition, and (x) demand for financial services in Eagle’s markets. These factors should be considered in evaluating the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of their dates.

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

For the past two years, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio. Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner. Deposit growth will be difficult to maintain due to fierce competition and wholesale funding (which is usually more expensive than retail deposits) will likely be needed to supplement deposit growth.

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

EAGLE BANCORP AND SUBSIDIARY

Financial Condition

Comparisons of results in this section are between the six months ended December 31, 2006 and June 30, 2006.

Total assets increased by $11.91 million, or 5.27%, to $238.09 million at December 31, 2006, from $226.18 million at June 30, 2006. Total liabilities increased by $10.59 million to $214.22 million at December 31, 2006, from $203.63 million at June 30, 2006. Total equity increased $1.32 million to $23.87 million at December 31, 2006 from $22.55 million at June 30, 2006.

Loans receivable increased $6.47 million, or 4.59%, to $147.33 million at December 31, 2006 from $140.86 million at June 30, 2006. Home equity loans were the category with the largest increase, $3.65 million, and most other loan categories showed increases in the six month period. Total loan originations were $57.18 million for the six months ended December 31, 2006, with single family mortgages accounting for $32.28 million of the total. Home equity loan and construction loan originations totaled $9.75 million and $5.99 million, respectively, for the same period. Commercial real estate and land development loan originations totaled $4.75 million. Loans held for sale increased to $2.06 million at December 31, 2006 from $918,000 at June 30, 2006. Investment securities available-for-sale (AFS) increased $2.25 million, or 3.50%, to $66.45 million at December 31, 2006 from $64.20 million at June 30, 2006. The investment category with the largest increase was collateralized mortgage obligations, which increased $3.86 million.

Advances and other borrowings increased $9.49 million, to $31.86 million from $22.37 million, while deposits increased $1.00 million. Certificates of deposit and interest-bearing checking accounts showed the largest increases in deposit accounts, while money market and passbook savings accounts showed the largest decreases.

Total equity increased as a result of net income of $883,000, and a decrease in other comprehensive loss of $725,000 (due to a decrease in net unrealized loss on securities available-for-sale) offset by purchases of treasury stock and the payment of two quarterly $0.22 per share regular cash dividends.

Results of Operations for the Three Months Ended December 31, 2006 and 2005

Net Income. Eagle’s net income was $461,000 and $445,000 for the three months ended December 31, 2006, and 2005, respectively. The increase of $16,000, or 3.60%, was due to an increase in noninterest income of $75,000, offset by a decrease in net interest income of $60,000 and an increase in noninterest expense of $24,000. Eagle’s tax provision was $25,000 lower in the current quarter. Basic earnings per share were $0.43 for the current period, compared to $0.41 for the previous year’s period.

Net Interest Income. Net interest income decreased to $1.630 million for the quarter ended December 31, 2006, from $1.690 million for the previous year’s quarter. This decrease of $60,000 was the result of an increase in interest expense of $576,000 partially offset by the increase in interest and dividend income of $516,000.

Interest and Dividend Income. Total interest and dividend income was $3.102 million for the quarter ended December 31, 2006, compared to $2.586 million for the quarter ended December 31, 2005, representing an increase of $516,000, or 19.95%. Interest and fees on loans increased to $2.378 million for the three months ended December 31, 2006 from $1.897 million for the same period ended December 31, 2005. This increase of $481,000, or 25.36%, was due primarily to the increase in the average balances on loans for the quarter ended December 31, 2006. Average balances for loans receivable, net, for the quarter ended December 31, 2006 were $147.86 million, compared to $120.50 million for the previous year. This represents an increase of $27.36 million, or 22.71%. The average interest rate earned on loans receivable increased by 13 basis points, from 6.30% to 6.43%. Interest and dividends on investment securities available-for-sale (AFS) increased to $696,000 for the quarter ended December 31, 2006 from $640,000 for the same quarter last year. Average balances on investments decreased to $67.06 million for the quarter ended December 31, 2006, compared to $70.39 million for the quarter ended December 31, 2005. The average interest rate earned on investments increased to 4.22% from 3.71%. Interest on deposits with banks decreased to $16,000 from $36,000, due to decreases in average balances.

EAGLE BANCORP AND SUBSIDIARY

Results of Operations for the Three Months Ended December 31, 2006 and 2005 - continued

Interest Expense. Total interest expense increased to $1.472 million for the quarter ended December 31, 2006, from $896,000 for the quarter ended December 31, 2005, an increase of $576,000, or 64.29%, due to increases in interest paid on borrowings and deposits. Interest on deposits increased to $1.042 million for the quarter ended December 31, 2006, from $717,000 for the quarter ended December 31, 2005. This increase of $325,000, or 45.33%, was the result of an increase in average rates paid on deposit accounts. Money market accounts and certificates of deposit showed increases in average rates paid, while passbook savings and checking accounts remained the same. Average balances in interest-bearing deposit accounts increased slightly to $163.02 million for the quarter ended December 31, 2006, compared to $161.40 million for the same quarter in the previous year. A significant increase in the average balance of borrowings, as well as an increase in the average rate paid, resulted in an increase in interest paid on borrowings to $430,000 in the current quarter compared to $179,000 in the previous year’s quarter. The average rate paid on borrowings increased from 4.68% last year to 5.20% this year. The average rate paid on liabilities increased 97 basis points from the quarter ended December 31, 2005 to the quarter ended December 31, 2006.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended December 31, 2006 or the quarter ended December 31, 2005. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased slightly from $700,000 at June 30, 2006 to $692,000 at December 31, 2006, and total less than 1% of total loans. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income increased to $592,000 for the quarter ended December 31, 2006, from $517,000 for the quarter ended December 31, 2005, an increase of $75,000 or 14.51%. This was the result of the increase in net gain on sale of loan income of $62,000, as the Bank chose to sell a higher percentage of its mortgage originations this quarter. Other noninterest income increased to $140,000 for the quarter ended December 31, 2006 from $123,000 for the quarter ended December 31, 2005. This was primarily due to increased fee income on electronic payments. The other categories of noninterest income had small changes.

Noninterest Expense. Noninterest expense increased by $24,000 or 1.47% to $1.661 million for the quarter ended December 31, 2006, from $1.637 million for the quarter ended December 31, 2005. This increase was primarily due to increases in other noninterest expense of $17,000 and advertising expense of $14,000. The increase in other noninterest expense was due to higher loan expenses and expenses related to checking accounts. Advertising expense was higher due to increased promotions. These were partially offset by a decrease in the amortization of mortgage servicing fees of $19,000, due to a slowdown in mortgage loan prepayments. Other expense categories showed minor changes.

Income Tax Expense. Eagle’s income tax expense was $100,000 for the quarter ended December 31, 2006, compared to $125,000 for the quarter ended December 31, 2005. The effective tax rate for the quarter ended December 31, 2006 was 17.83% and was 21.93% for the quarter ended December 31, 2005. Tax refunds received during each quarter lowered the effective tax rates.

Results of Operations for the Six Months Ended December 31, 2006 and 2005

Net Income. Eagle’s net income was $883,000 and $944,000 for the six months ended December 31, 2006 and 2005, respectively. The decrease of $61,000, or 6.46%, was the result of decreases in net interest income of $76,000 and noninterest income of $31,000, along with an increase in noninterest expense of $48,000. Eagle’s tax provision was $94,000 lower in the current period. Basic earnings per share for the period ended December 31, 2006 were $0.82 compared to $0.87 per share for the period ended December 31, 2005.

Net Interest Income. Net interest income decreased to $3.284 million for the six months ended December 31, 2006 from $3.360 million for the six months ended December 31, 2005. This decrease of $76,000 was the result of an increase in interest expense of $1.148 million, partially offset by an increase in interest and dividend income of $1.072 million.

EAGLE BANCORP AND SUBSIDIARY

Results of Operations for the Six Months Ended December 31, 2006 and 2005 - continued

Interest and Dividend Income. Total interest and dividend income was $6.096 million for the six months ended December 31, 2006, compared to $5.024 million for the same period ended December 31, 2005, representing an increase of $1.072 million, or 21.34%. Interest and fees on loans increased to $4.689 million for 2006 from $3.687 million for 2005. This increase of $1.002 million, or 27.18%, was due to an increase in the average balances of loans receivable for the six months ended December 31, 2006. Average balances for loans receivable, net, for this period were $146.11 million, compared to $117.12 million for the previous year. This is an increase of $28.99 million, or 24.75%. The average interest rate earned on loans receivable increased by 12 basis points, to 6.42% from 6.30%. Interest and dividends on investment securities available-for-sale (AFS) increased to $1.356 million for the six months ended December 31, 2006 from $1.263 million for the same period ended December 31, 2005. Interest on deposits with banks decreased to $28,000 from $47,000.

Interest Expense. Total interest expense increased to $2.812 million for the six months ended December 31, 2006 from $1.664 million for the six months ended December 31, 2005, an increase of $1.148 million, or 68.99%. Interest on deposits increased to $1.976 million for the six months ended December 31, 2006 from $1.383 million for the six months ended December 31, 2005. This increase of $593,000, or 42.88%, was the result of an increase in average rates paid on deposit accounts accompanied by a small increase in average balances in deposit accounts. Average rates paid on money market accounts and certificates of deposit increased from 2005 to 2006, while the average rate paid on all liabilities increased by 99 basis points from the six month period ended December 31, 2005 to the six month period ended December 31, 2006. Average balances in interest-bearing deposits increased to $162.04 million for the six month period ended December 31, 2006 compared to $161.01 million for the same period in the previous year. Interest paid on borrowings increased to $836,000 for the six months ended December 31, 2006 from $281,000 for the same period ended December 31, 2005. The increase in borrowing costs was due to increases in the average balances as well as an increase in the average rate paid. Average balances of borrowings increased to $31.94 million in 2006 compared to $12.84 million in 2005. The average rate paid on borrowings increased 86 basis points from 2005 to 2006.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the six month periods ended December 31, 2006 or December 31, 2005. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased slightly to $692,000 at December 31, 2006 from $700,000 at June 30, 2006. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income decreased to $1.129 million for the six months ended December 31, 2006, from $1.160 million for the six months ended December 31, 2005, a decrease of $31,000, or 2.67%. Mortgage loan servicing fees declined $50,000 due to an adjustment in 2005 to the valuation of Eagle’s mortgage servicing rights in the amount of $46,000. Other categories of noninterest income showed minor changes.

Noninterest Expense. Noninterest expense increased by $48,000, or 1.49% to $3.277 million for the six months ended December 31, 2006, from $3.229 million for the six months ended December 31, 2005. This increase was primarily due to increases in advertising expense of $37,000 and legal and accounting fees of $29,000. Advertising expenses were higher due to increased promotion of deposit products. Legal and accounting fees were higher due to the outsourcing of the Bank’s internal audit function and higher legal fees at the holding company level. The amortization of mortgage servicing fees declined $49,000 due to the slowdown of mortgage loan prepayments compared to a year ago. Other categories of noninterest expense showed modest changes.

Income Tax Expense. Eagle’s income tax expense was $253,000 for the six months ended December 31, 2006, compared to $347,000 for the six months ended December 31, 2005. The effective tax rate for the six months ended December 31, 2006 was 22.27% and was 26.88% for the six months ended December 31, 2005.

EAGLE BANCORP AND SUBSIDIARY

Liquidity, Interest Rate Sensitivity and Capital Resources

The company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio was 15.23% and 16.09% for the months ended December 31, 2006 and December 31, 2005, respectively.

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

At September 30, 2006 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. The Bank’s capital ratio as measured by the OTS decreased slightly during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of December 31, 2006, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At December 31, 2006, the Bank’s tangible, core, and risk-based capital ratios amounted to 10.73%, 10.73%, and 15.34%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

	(Unaudited) At December 31, 2006
	Dollar Amount	For Capital Adequacy Purposes % of Assets
Tangible capital:
Capital level	$25,227	10.73%
Requirement	3,528	1.50
Excess	$21,699	9.23%
Core capital:
Capital level	$25,227	10.73%
Requirement	7,055	3.00
Excess	$18,172	7.73%
Risk-based capital:
Capital level	$25,711	15.34%
Requirement	13,413	8.00
Excess	$12,298	7.34%

EAGLE BANCORP AND SUBSIDIARY

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

EAGLE BANCORP AND SUBSIDIARY

ITEM 3: CONTROLS AND PROCEDURES

Based on their evaluation, the Company’s Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the Company’s disclosure controls and procedures are effective as of December 31, 2006 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.   Unregistered Sales of Equity Securities Use of Proceeds.

c.)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2006 10-1-06 to 10-31-06	None	N/A	N/A	N/A

November 2006 11-1-06 to 11-30-06	1,000	$32.60	1,000	6,735

December 2006 12-1-06 to 12-31-6	None	N/A	N/A	N/A

Total	1,000	$32.60	1,000	N/A

*The Company publicly announced a stock repurchase program on July 21, 2005. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of February 1, 2007, 23,215 shares had been repurchased.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

The following matters were voted on at the annual meeting held on October 19, 2006:

a.)	Election of directors for three-year terms expiring in 2009:

	For:	Against:
James A. Maierle	1,028,303	3,202
Thomas J. McCarvel	1,027,303	4,202

b.)	Ratification of appointment of Davis, Kinard & Co., P.C. as auditors for the fiscal year ended June 30, 2007:

For:	Against:	Abstain:
1,029,028	60	2,417

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

EAGLE BANCORP

Date: February 8, 2007	By:	/s/ Larry A. Dreyer
Larry A. Dreyer
Title: President/CEO

Date: February 8, 2007	By:	/s/ Peter J. Johnson
Peter J. Johnson
Title: Executive Vice President/CFO