Form 10QSB
period 2007-03-31
EAGLE BANCORP/MT
filed 2007-05-10
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

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
As of May 4, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2007 (unaudited) and June 30, 2006	1 and 2

	Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 (unaudited) and the nine months ended March 31, 2007 and 2006 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders' Equity for the nine months ended March 31, 2007	5

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 11

Item 2.	Management's Discussion and Analysis or Plan of Operation	12 to 17

Item 3.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security-Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

Signatures		21

Exhibit 31.1		22 and 23

Exhibit 31.2		24 and 25

Exhibit 32.1		26

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	March 31, 2007	June 30, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,808	$2,844
Interest-bearing deposits with banks	188	27
Total cash and cash equivalents	3,996	2,871

Investment securities available-for-sale, at market value	67,317	64,198
Investment securities held-to-maturity, at cost	951	1,018
Investment in Eagle Bancorp Statutory Trust I	155	155
Federal Home Loan Bank stock, at cost	1,315	1,315
Mortgage loans held-for-sale	1,766	918
Loans receivable, net of deferred loan fees and allowance for loan losses of $523 at March 31, 2007 and $535 at June 30, 2006	151,256	140,858
Accrued interest and dividends receivable	1,303	1,211
Mortgage servicing rights, net	1,659	1,722
Property and equipment, net	5,844	5,962
Cash surrender value of life insurance	5,713	5,230
Real estate acquired in settlement of loans, net of allowance for losses	—	—
Other assets	371	720

Total assets	$241,646	$226,178

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	March 31, 2007	June 30, 2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$13,552	$12,575
Interest bearing	167,806	161,767
Advances from Federal Home Loan Bank and other borrowings	28,696	22,371
Long-term subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	2,058	1,765
Total liabilities	217,267	203,633
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	—	—
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,085,357 and 1,091,722 shares outstanding at March 31, 2007 and June 30, 2006, respectively)	12	12
Additional paid-in capital	4,358	4,274
Unallocated common stock held by employee stock ownership plan ("ESOP")	(101)	(129)
Treasury stock, at cost	(4,726)	(4,521)
Retained earnings	25,102	24,056
Accumulated other comprehensive loss	(266)	(1,147)
Total stockholders' equity	24,379	22,545

Total liabilities and stockholders' equity	$241,646	$226,178

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,509	$1,978	$7,198	$5,665
Interest on deposits with banks	11	5	39	52
FHLB stock dividends	3	—	4	—
Securities available-for-sale	726	665	2,082	1,928
Securities held-to-maturity	11	13	33	40
Total interest and dividend income	3,260	2,661	9,356	7,685

Interest Expense:
Deposits	1,072	770	3,048	2,153
Advances and other borrowings	385	136	1,071	340
Subordinated debentures	75	75	225	152
Total interest expense	1,532	981	4,344	2,645

Net interest income	1,728	1,680	5,012	5,040
Loan loss provision	—	—	—	—
Net interest income after loan loss provision	1,728	1,680	5,012	5,040

Noninterest Income:
Net gain on sale of loans	153	70	462	371
Demand deposit service charges	114	124	377	403
Mortgage loan servicing fees	134	138	405	459
Net gain on sale of available-for-sale securities	(5)	(10)	(4)	(9)
Other	148	152	433	410
Total noninterest income	544	474	1,673	1,634

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Noninterest Expense:
Salaries and employee benefits	943	918	2,695	2,656
Occupancy expenses	135	140	410	398
Furniture and equipment depreciation	69	78	216	235
In-house computer expense	70	66	211	201
Advertising expense	43	40	196	156
Amortization of mtg servicing fees	66	67	215	265
Federal insurance premiums	5	6	16	18
Postage	25	27	64	69
Legal, accounting, and examination fees	54	39	178	134
Consulting fees	20	14	56	44
ATM processing	13	12	35	36
Other	217	227	645	651
Total noninterest expense	1,660	1,634	4,937	4,863

Income before provision for income taxes	612	520	1,748	1,811

Provision for income taxes	159	117	412	464

Net income	$453	$403	$1,336	$1,347

Basic earnings per share	$0.42	$0.37	$1.25	$1.25

Diluted earnings per share	$0.37	$0.33	$1.11	$1.12

Weighted average shares outstanding (basic eps)	1,072,347	1,077,376	1,072.849	1,078,540

Weighted average shares outstanding (diluted eps)	1,210,162	1,205,562	1,209,011	1,204,411

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2007
(Dollars in Thousands, Except for Per Share Data)
	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Balance, June 30, 2006	$—	$12	$4,274	$(129)	$(4,521)	$24,056	$(1,147)	$22,545

Net income	—	—	—	—	—	1,336	—	1,336
Other comprehensive income	—	—	—	—	—	—	881	881

Total comprehensive income								2,217

Dividends paid ($.66 per share)	—	—	—	—	—	(290)	—	(290)

Treasury stock purchased (3,100 shares @ $31.90; 1,065 shares @ $32.00; 1,000 shares @ $32.60; 1,200 shares @ $33.00)	—	—	—	—	(205)	—	—	(205)

ESOP shares allocated or committed to be released for allocation (3,450 shares)	—	—	84	28	—	—	—	112

Balance, March 31, 2007	$—	$12	$4,358	$(101)	$(4,726)	$25,102	$(266)	$24,379

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,336	$1,347
Adjustments to reconcile net income to net cash from operating activities:
Provision for mortgage servicing rights valuation losses	—	(46)
Depreciation	365	384
Net amortization of marketable securities premium And discounts	423	739
Amortization of capitalized mortgage servicing rights	215	265
Gain on sale of loans	(462)	(371)
Net realized loss on sale of available-for-sale securities	4	9
Restricted stock award	—	53
Increase in cash surrender value of life insurance	(140)	(136)
Loss on sale of real estate owned	—	6
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(89)	(79)
Loans held-for-sale	(373)	2,098
Other assets	365	(129)
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	(116)	359
Net cash provided by operating activities	1,528	4,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities held-to-maturity	—	—
Investment securities available-for-sale	(19,273)	(6,207)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	82	129
Investment securities available-for-sale	11,991	12,296
FHLB stock redeemed	—	—
Proceeds from sales of investment securities available-for-sale	5,122	1,627
Net increase in loans receivable, excludes transfers to real estate acquired in settlement of loans	(10,579)	(22,515)
Purchase of stock in non-consolidated subsidiaries	—	(155)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED):
Purchase of property and equipment	(247)	(152)
Purchase of bank owned life insurance	(342)	—
Proceeds from the sale of real estate acquired in the settlement of loans	—	69
Net cash used in investing activities	(13,246)	(14,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking and savings accounts	7,015	4,149
Net (decrease) increase in federal funds	(4,175)	—
Payments on FHLB advances	(20,501)	(3,876)
FHLB advances	31,000	5,000
Issue of subordinated debentures	—	5,155
Sale (purchase) of treasury stock	(206)	(505)
Dividends paid	(290)	(270)
Net cash provided by financing activities	12,843	9,653

Net increase (decrease) in cash and cash equivalents	1,125	(756)

CASH AND CASH EQUIVALENTS, beginning of period	2,871	4,966

CASH AND CASH EQUIVALENTS, end of period	$3,996	$4,210

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,445	$2,785

Cash paid during the period for income taxes	$531	$574

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$(1,401)	$690

Mortgage servicing rights capitalized	$152	$137

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

The results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2007 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-KSB dated June 30, 2006.

NOTE 2: INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in Thousands, Except for Per Share Data)

	March 31, 2007 (Unaudited)			June 30, 2006 (Audited)
	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and
agency obligations	$3,925	$(45)	$3,880	$7,448	$(152)	$7,296
Municipal obligations	19,881	76	19,957	17,471	(328)	17,143
Corporate obligations	14,863	(150)	14,713	16,059	(442)	15,617
Mortgage-backed
securities	8,757	(97)	8,660	6,949	(202)	6,747
Collateralized
mortgage obligations	18,348	(149)	18,199	16,330	(513)	15,817
Corporate preferred
stock	2,000	(92)	1,908	1,800	(222)	1,578
Total	$67,774	$(457)	$67,317	$70,053	$(1,859)	$64,198
Held-to-maturity:
Municipal obligations	$827	$15	$842	$828	$12	$840
Mortgage-backed
securities	124	1	125	190	—	190
Total	$951	$16	$967	$1,018	$12	$1,030

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3:  LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2007	June 30, 2006
	(Unaudited)	(Audited)
(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$80,046	$75,913
Commercial real estate	24,292	18,648
Real estate construction	6,151	6,901

Other loans:
Home equity	24,067	20,191
Consumer	11,059	11,820
Commercial	6,124	7,861

Total	151,739	141,334

Less: Allowance for loan losses	(523)	(535)
Deferred loan fees	40	59

Total	$151,256	$140,858

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $5 and $345 at March 31, 2007 and June 30, 2006, respectively. Classified assets, including real estate owned, totaled $278 and $700 at March 31, 2007 and June 30, 2006, respectively.

The following is a summary of changes in the allowance for loan losses:

	Nine Months Ended March 31, 2007	Twelve Months Ended June 30, 2006
	(Unaudited)	(Audited)
(Dollars in Thousands)
Balance, beginning of period	$535	$573
Reclassification to repossessed property reserve	—	(15)
Provision charged to operations	—	—
Charge-offs	(22)	(48)
Recoveries	10	25
Balance, end of period	$523	$535

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:  DEPOSITS

Deposits are summarized as follows:

	March 31, 2007	June 30, 2006
	(Unaudited)	(Audited)
(Dollars in Thousands)
Noninterest checking	$13,552	$12,575
Interest-bearing checking	32,227	29,571
Passbook	23,545	24,438
Money market	24,294	29,129
Time certificates of deposit	87,740	78,629
Total	$181,358	$174,342

NOTE 5: EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2007 is computed using 1,072,347 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2007 is computed using 1,072,849 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2006 is computed using 1,077,376 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2006 is computed using 1,078,540 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,210,162 for the three months ended March 31, 2007 and 1,209,011 for the nine months ended March 31, 2007. Diluted earnings per share for the three months and nine months ended March 31, 2006 is computed using 1,205,562 and 1,204,411 weighted average shares outstanding, respectively.

NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid three dividends of $0.22 per share, on August 25, 2006, November 17, 2006 and February 9, 2007. A dividend of $0.22 per share was declared on April 19, 2007, payable May 18, 2007 to stockholders of record on May 4, 2007. Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of July 21, 2005, the Company’s Board of Directors approved a stock repurchase program for up to 28,750 shares. This represents approximately 6% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans. As of May 5, 2007, 23,215 shares have been purchased under this program.

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

(Dollar amounts in thousands)

	Nine Months Ended March 31, 2007	Twelve Months Ended June 30, 2006
	(Unaudited)	(Audited)
(Dollars in Thousands)
Mortgage Servicing Rights
Beginning balance	$1,722	$1,903
Servicing rights capitalized	152	174
Servicing rights amortized	(215)	(355)
Ending balance	1,659	1,722

Valuation Allowance
Beginning balance	—	46
Provision	—	(46)
Adjustments	—	—
Ending balance	—	—

Net Mortgage Servicing Rights	$1,659	$1,722

EAGLE BANCORP AND SUBSIDIARY

ITEM 2: MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

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

Financial Condition

Comparisons of results in this section are between the nine months ended March 31, 2007 and June 30, 2006.

EAGLE BANCORP AND SUBSIDIARY

Total assets increased by $15.47 million, or 6.84%, to $241.65 million at March 31, 2007, from $226.18 million at June 30, 2006. Total liabilities increased by $13.64 million to $217.27 million at March 31, 2007, from $203.63 million at June 30, 2006. Total equity increased $1.83 million to $24.38 million at March 31, 2007 from $22.55 million at June 30, 2006.

Loans receivable increased $10.40 million, or 7.38%, to $151.26 million at March 31, 2007 from $140.86 million at June 30, 2006. The commercial real estate and land loan category showed the largest increase of $5.64 million in the nine month period (see Note 3 to the financial statements on page 9 for more details). Total loan originations were $90.80 million for the nine months ended March 31, 2007, with single family mortgages accounting for $47.14 million of the total. Construction loan originations (including those for commercial real estate and land development loans) totaled $15.66 million. Home equity and commercial real estate and land loan originations totaled $12.92 million and $9.26 million, respectively, for the same period. Consumer loan originations totaled $3.85 million. Loans held for sale increased to $1.77 million at March 31, 2007 from $918,000 at June 30, 2006. Investment securities available-for-sale (AFS) increased $3.12 million, or 4.86%, to $67.32 million at March 31, 2007 from $64.20 million at June 30, 2006. The investment category with the largest increase was collateralized mortgage obligations, which increased $2.81 million.

Deposits increased $7.02 million, or 4.03%, to $181.36 million at March 31, 2007 from $174.34 million at June 30, 2006. Certificates of deposit (CDs) had the largest increase, primarily due to the issuance of $4.4 million in brokered CDs. Checking accounts also increased, while money market accounts decreased. Advances and other borrowings increased $6.33 million, to $28.70 million from $22.37 million.

Total equity increased as a result of earnings for the nine months of $1.34 million, and a decrease in other comprehensive loss of $881,000 (due to a decrease in net unrealized loss on securities available-for-sale) offset by purchases of treasury stock and the payment of three quarterly $0.22 per share regular cash dividends.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Net Income. Eagle’s net income was $453,000 and $403,000 for the three months ended March 31, 2007, and 2006, respectively. The increase in net income of $50,000, or 12.41%, was due to an increase in noninterest income of $70,000 and net interest income of $48,000, offset by an increase in noninterest expense of $26,000. Eagle’s tax provision was $42,000 higher in the current quarter. Basic earnings per share were $0.42 for the current period, compared to $0.37 for the previous year’s period.

Net Interest Income. Net interest income increased $48,000 for the current quarter. Total interest and dividend income increased $599,000, which was partially offset by the increase in interest expense of $551,000.

Interest and Dividend Income. Total interest and dividend income was $3.260 million for the quarter ended March 31, 2007, compared to $2.661 million for the quarter ended March 31, 2006, representing an increase of $599,000, or 22.51%. Interest and fees on loans increased to $2.509 million for the three months ended March 31, 2007 from $1.978 million for the same period ended March 31, 2006. This increase of $531,000, or 26.85%, was due primarily to the increase in the average balances. Average balances for loans receivable, net, increased for the quarter ended March 31, 2007 to $150.83 million, compared to $127.07 million for the previous year. This represents an increase of $23.76 million, or 18.70%. The average interest rate earned on loans receivable increased by 42 basis points, from 6.23% to 6.65%. The collection of interest on a large commercial loan which had previously been on non-accrual also contributed to the increase in interest income on loans.

Interest and dividends on investment securities available-for-sale (AFS) increased to $726,000 for the quarter ended March 31, 2007 from $665,000 for the same quarter last year. Average balances on investments decreased slightly to $67.47 million for the quarter ended March 31, 2007, compared to $67.96 million for the quarter ended March 31, 2006. The average interest rate earned on investments increased to 4.37% from 3.99%.

EAGLE BANCORP AND SUBSIDIARY

Results of Operations for the Three Months Ended March 31, 2007 and 2006 - continued

Interest Expense. Total interest expense increased to $1.532 million for the quarter ended March 31, 2007, from $981,000 for the quarter ended March 31, 2006, an increase of $551,000, or 56.17%, as interest paid on both borrowings and deposits increased. Interest on deposits increased to $1.072 million for the quarter ended March 31, 2007. This increase of $302,000, or 39.22%, was primarily due to increases in average rates paid, as average balances increased slightly. The average rate paid on deposits increased 70 basis points from the quarter ended March 31, 2006 to the quarter ended March 31, 2007. Money market accounts and certificates of deposit had increases in average rates paid, while rates on passbook savings and checking accounts were unchanged. A significant increase in the average balance of borrowings, as well as an increase in the average rate paid, resulted in an increase in interest paid on borrowings to $460,000 in the current quarter compared to $211,000 in the previous year’s quarter.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended March 31, 2007 or the quarter ended March 31, 2006. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased from $700,000 at June 30, 2006 to $278,000 at March 31, 2007. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income increased to $544,000 for the quarter ended March 31, 2007, from $474,000 for the quarter ended March 31, 2006, an increase of $70,000 or 14.77%. This was primarily due to an increase in net gain on sale of loans of $83,000. Management has chosen to sell a larger percentage of residential mortgage originations to provide for additional fee income. The other categories of noninterest income had small changes.

Noninterest Expense. Noninterest expense increased by $26,000 or 1.59% to $1.660 million for the quarter ended March 31, 2007, from $1.634 million for the quarter ended March 31, 2006. This increase was primarily due to increases in salaries and benefits of $25,000 and legal and accounting fees of $15,000, partially offset by decreases in “other” noninterest expense of $10,000 (lower credit card expenses) and furniture and fixtures depreciation of $9,000 (items becoming fully depreciated). The increase in salaries and benefits was due to normal merit increases. The increase in legal and accounting fees was due to outsourcing the Bank’s internal audit function and higher legal fees at the holding company level. Other expense categories showed minor changes.

Income Tax Expense. Eagle’s income tax expense was $159,000 for the quarter ended March 31, 2007, compared to $117,000 for the quarter ended March 31, 2006. The effective tax rate for the quarter ended March 31, 2007 was 25.98% and was 22.50% for the quarter ended March 31, 2006.

Results of Operations for the Nine Months Ended March 31, 2007 and 2006

Net Income. Eagle’s net income was $1.336 million and $1.347 million for the nine months ended March 31, 2007 and 2006, respectively. The decrease of $11,000, or 0.82%, was due to an increase in noninterest expense of $74,000 and a decrease in net interest income of $28,000, partially offset by an increase in noninterest income of $39,000. Eagle’s tax provision was $52,000 lower in the current nine month period. Basic earnings per share were $1.25 in each nine month period.

Net Interest Income. Net interest income decreased to $5.012 million for the nine months ended March 31, 2007 from $5.040 million for the nine months ended March 31, 2006. This decrease of $28,000 was the result of an increase in interest expense of $1.699 million, partially offset by an increase in interest and dividend income of $1.671 million.

EAGLE BANCORP AND SUBSIDIARY

Results of Operations for the Nine Months Ended March 31, 2007 and 2006 - continued

Interest and Dividend Income. Total interest and dividend income was $9.356 million for the nine months ended March 31, 2007, compared to $7.685 million for the same period ended March 31, 2006, representing an increase of $1.671 million, or 21.74%. Interest and fees on loans increased to $7.198 million for 2007 from $5.665 million for 2006. This increase of $1.533 million, or 27.06%, was due primarily to an increase in the average balances of loans receivable for the nine months ended March 31, 2007. Average balances for loans receivable, net, for this period were $147.68 million, compared to $120.44 million for the previous year’s period. This is an increase of $27.24 million, or 22.62%. The average interest rate earned on loans receivable increased by 23 basis points, to 6.50%. Interest and dividends on investment securities available-for-sale (AFS) increased to $2.082 million for the nine months ended March 31, 2007 from $1.928 million for the nine months ended March 31, 2006. Interest on securities held-to-maturity (HTM) decreased to $33,000 from $40,000. Average balances on investment securities decreased to $66.65 million for the nine months ended March 31, 2007 compared to $70.73 million for the same period ended March 31, 2006. The average interest rate earned on investments increased 52 basis points, to 4.23% from 3.71%.

Interest Expense. Total interest expense increased to $4.344 million for the nine months ended March 31, 2007 from $2.645 million for the nine months ended March 31, 2006, an increase of $1.699 million, or 64.23%. Interest on deposits increased to $3.048 million for the nine months ended March 31, 2007 from $2.153 million for the nine months ended March 31, 2006. This increase of $895,000, or 41.57%, was the result of an increase in average rates paid on deposit accounts accompanied by a small increase in average balances in deposit accounts. Average rates paid on deposits increased 71 basis points from 2006 to 2007. Money market accounts and certificates of deposit had increases in average rates paid, while checking accounts and passbook savings rates were unchanged. Average balances in interest-bearing deposits increased to $162.53 million for the nine month period ended March 31, 2007 compared to $160.76 million for the same period in the previous year. Interest paid on borrowings increased to $1.296 million for the nine months ended March 31, 2007 from $492,000 for the same period ended March 31, 2006. The increase was due to increases in the average balances of borrowings from $14.58 million in 2006 to $33.28 million in 2007. The average rate paid on borrowings increased 69 basis points from 2006 to 2007.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the nine month periods ended March 31, 2007 or March 31, 2006. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased to $278,000 at March 31, 2007 from $700,000 at June 30, 2006. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income increased to $1.673 million for the nine months ended March 31, 2007, from $1.634 million for the nine months ended March 31, 2006, an increase of $39,000, or 2.39%. This was due to increases in net gain on sale of loans and other noninterest income, offset by smaller declines in the other categories of noninterest income. Net gain on sale of loans was higher due to selling a higher percentage of mortgage originations. The increase in other noninterest income was due primarily to increased fee income on electronic payments.

Noninterest Expense. Noninterest expense increased by $74,000, or 1.52% to $4.937 million for the nine months ended March 31, 2007, from $4.863 million for the nine months ended March 31, 2006. This increase was primarily due to increases in legal and accounting fees of $44,000, advertising expense of $40,000 and salaries and benefits of $39,000. Legal and accounting fees were higher due to the outsourcing of the Bank’s internal audit function and higher legal fees at the holding company level. Advertising expenses were higher due to increased promotion of deposit products. The increase in salaries and benefits was primarily due to normal raises. These were partially offset by a decrease in the amortization of mortgage servicing fees of $50,000, due to a slowdown in mortgage loan prepayments. Other categories of noninterest expense showed modest changes.

Income Tax Expense. Eagle’s income tax expense was $412,000 for the nine months ended March 31, 2007, compared to $464,000 for the nine months ended March 31, 2006. The effective tax rate for the nine months ended March 31, 2007 was 23.57% and was 25.62% for the nine months ended March 31, 2006.

EAGLE BANCORP AND SUBSIDIARY

Liquidity, Interest Rate Sensitivity and Capital Resources

The company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio was 15.05% and 15.94% for the months ended March 31, 2007 and March 31, 2006, respectively.

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

At December 31, 2006 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. The Bank’s capital ratio as measured by the OTS decreased slightly during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity. During the current quarter, the Bank purchased an interest rate cap in the nominal amount of $15 million. The cap is tied to the London Interbank Borrowing Rate (LIBOR) and is intended to offset potential increases in interest rate expenses to the Bank’s retail certificate of deposit base. Management has determined that the interest rate cap does not quality for hedge accounting, and that it will be carried at fair value, with any subsequent changes in its value shown in the income statement. As of March 31, 2007 the interest rate cap had declined in value by approximately $17,000 (from a purchase price of $32,000).

As of March 31, 2007, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2007, the Bank’s tangible, core, and risk-based capital ratios amounted to 10.65%, 10.65%, and 14.89%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

	(Unaudited) At March 31, 2007
	Dollar Amount	For Capital Adequacy Purposes % of Assets
Tangible capital:
Capital level	$25,330	10.65%
Requirement	3,567	1.50
Excess	$21,763	9.15%
Core capital:
Capital level	$25,330	10.65%
Requirement	7,134	3.00
Excess	$18,196	7.65%
Risk-based capital:
Capital level	$25,816	14.89%
Requirement	13,868	8.00
Excess	$11,948	6.89%

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

EAGLE BANCORP AND SUBSIDIARY

ITEM 3: CONTROLS AND PROCEDURES

Based on their evaluation, the Company’s Chief Executive Officer, Larry A. Dreyer, and Chief Financial Officer, Peter J. Johnson, have concluded the Company’s disclosure controls and procedures are effective as of March 31, 2007 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.   Unregistered Sales of Equity Securities Use of Proceeds.

c)	Small Business Issuer Purchases of Equity Securities. The following table summarizes the Company’s purchases of its common stock for the three months ended March 31, 2007.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2007 1-1-07 to 1-31-07	1,200	$33.00	1,200	5,535

February 2007 2-1-07 to 2-28-07	None	N/A	N/A	N/A

March 2007 3-1-07 to 3-31-7	None	N/A	N/A	N/A

Total	1,200	$33.00	1,200	N/A

*The Company publicly announced a stock repurchase program on July 21, 2005. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of May 5, 2007, 23,215 shares had been repurchased.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Non applicable.

 Item 5.   Other Information.

None.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION - continued

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

EAGLE BANCORP

Date: May 10, 2007	By:	/s/ Larry A. Dreyer
Larry A. Dreyer
Title: President/CEO

Date: May 10, 2007	By:	/s/ Peter J. Johnson
Peter J. Johnson
Title: Executive Vice President/CFO