Form 10KSB
period 2007-06-30
EAGLE BANCORP/MT
filed 2007-09-17
CIK 1101146

September 17, 2007
To Our Stockholders, Customers, and Friends:

The Board of Directors, management, and staff of Eagle Bancorp and its wholly owned subsidiary, American Federal Savings Bank, are pleased to present our annual report for our fiscal year ended June 30, 2007.

As you have learned from extensive coverage in local and national media there are significant challenges facing the banking industry in the current environment. These challenges include an environment of higher interest rates and narrowing spreads and the increases for many banks in the amount of troubled loans. I am pleased to report that the Company has performed well notwithstanding these developments.

With respect to interest rates, we were able to experience only a slight decline in net income for the fiscal year ended June 30, 2007. Net interest income, our main component of core earnings, decreased slightly. This was offset by higher noninterest income. Higher noninterest income was primarily due to an increase in net gain on sale of loans. Per share earnings remained stable at $1.66 due to our continuing stock repurchase program.

Last year’s plan was to manage our growth in assets and our capital ratios. Growth in assets slowed to 8.15%, with loans receivable increasing by 12.27%. Asset growth coupled with our stock repurchase program lowered our core capital ratio from 9.97% to 9.85%. Deposit growth was 3.04%, up from last year, but was assisted by a brokered CD issuance during the year. As was the case last year, the funding side of our business continues to be our greatest challenge. We have many sources of additional liquidity available to us and have used these to manage our interest costs and to manage our balance sheet.

Our plan for the coming year includes managing growth in assets by funding growth in the loan portfolio with maturities and repayments from our investment portfolio. In the current relatively flat interest rate environment, funding this growth with expensive liabilities negatively impacts our net interest income.

Our Company has also managed its asset quality well and has also benefited from generally favorable economic conditions in the state. Montana’s continuing strong economy, including an unemployment rate of less than 3.00%, combined with our strong focus on asset quality, have contributed to additional improvement in our non-performing asset ratios. Our non-performing loans as a percentage of assets decreased again, from an already very low 0.20% to 0.09%. Also, while there has been much discussion in the national media of the problems in the mortgage industry, primarily in the subprime mortgage area, we do not engage in subprime lending and have no exposure on our balance sheet to this type of lending.

The new fiscal year which started July 1, 2007 marks the first year we will be subject to the Section 404 provisions of the Sarbanes-Oxley Act. Our management team has worked with our outside auditors, internal auditors and staff to ensure we are in compliance with these provisions.

Last month we were pleased to celebrate the 85th anniversary of our founding in 1922. We had many activities and enjoyed sharing our success with our customers and communities. This year we will also experience some changes in our Board of Directors and senior management team. Our current Chairman of the Board, Bob Pennington, will be retiring after 48 years of service to American Federal Savings Bank as both an officer and director, and our current Vice Chairman, Chuck Jacoby, will also be retiring. Their experience and wisdom will be greatly missed. CEO Larry Dreyer will also retire next month after 34 years with the bank. He will remain on the board of directors. I was elected President in July, and would like to thank Larry and the board for placing their trust in me to lead the Company. I would also like to congratulate Clint Morrison on his appointment to Chief Financial Officer.

We continue to expand our footprint in the communities we serve. We are pleased to announce that we are in the process of purchasing a lot in the new Skyway Mall in Helena for a new full service branch. Construction will begin as soon as plans are approved, with the opening expected within a year from now. The Helena market continues to grow, and this will allow us to participate in the growth at the north end of the city. In Bozeman we expect to close on our land purchase by the end of this month. We now expect to open in our new Oak Street location in Bozeman in the spring of 2009.

This past year we completed the transition to electronic presentment of our checks received for deposit. This has allowed us to reduce operating costs in our branch operations as well as obtain quicker availability of deposited items. We negotiated a new contract with our ATM and debit card service provider which also will lower those operating costs.

We sincerely appreciate the continuing trust and loyalty of our constituencies – Stockholders, Customers, Employees and Communities. We will work to earn your continued confidence as we thank you for the privilege of serving you!

Very Sincerely,

Peter J. Johnson
President

A Personal Note of Thanks

At our upcoming annual meeting in October, two of our Directors will be retiring from the Board. Our Chairman, Robert L. Pennington, will be stepping down after serving our bank for 48 years. Our Vice-Chairman, Charles G. Jacoby, has been a Director for 28 years. Both of these gentlemen were instrumental in the success of our community bank. They leave with the knowledge that they will be greatly missed and that we sincerely appreciate their leadership and dedication. We are grateful for the opportunity to continue building on their accomplishments.

As I retire from management in October, I will continue to serve on our Board with confidence that our new President, Pete Johnson, will lead us to continued success in the years ahead.

Very Sincerely,

Larry A. Dreyer
CEO

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

(Mark one)
☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007.

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________.

Commission file number: 0-29687

Eagle Bancorp
(Name of small business issuer in its charter)

United States	81-0531318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(406) 442-3080
www.americanfederalsavingsbank.com

Securities to be registered under Section 12(b) of the Act:
Title of class	Name of exchange on which registered
None	N/A

Securities to be registered under Section 12(g) of the Act:
Common stock, par value $0.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as required in Rule 12b-2 of the Exchange Act). ____

Issuer's revenues for its most recent fiscal year are $14,912,000

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price as of August 29, 2007, was $9,151,415.

As of August 29, 2007, there were 1,083,107 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the proxy statements for the annual meeting of stockholders for the fiscal years ended June 30, 2007 and June 30, 2007 and the Registration Statement on Form SB-2 filed on December 20, 1999 are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure
Format (Check one):

Yes ☐	No ☒

TABLE OF CONTENTS

Item No.		Page No.
	Part I

1	Description of Business	1
2	Description of Property	22
3	Legal Proceedings	23
4	Submission of Matters to a Vote of Security Holders	23

	Part II

5	Market for Common Equity, Related Stockholder Matters and Small Business Issuers’ Purchases of Equity Securities	23
5C	Small Business Issuer Purchases of Equity Securities	24
6	Management’s Discussion and Analysis or Plan of Operation	24
7	Financial Statements	31
8A	Controls and Procedures	31
8B	Other Information	31

	Part III

9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	32
10	Executive Compensation	32
11	Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters	32
12	Certain Relationships and Related Transactions	32
13	Exhibits	32
14	Principal Accountant Fees and Services	32

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

General

Eagle Bancorp (“Eagle” or “the Company” ), a federally chartered stock holding company holds 100% of the Stock of American Federal Savings Bank (“American Federal” or “the Bank”). Its charter was approved on April 4, 2000, when it became the mid-tier stock holding company for the Bank, a federally chartered stock savings bank headquartered in Helena, Montana. Eagle Bancorp’s principal business is to hold the capital stock of American Federal. Upon the reorganization and conversion to stock form of American Federal Savings Bank, Eagle Bancorp issued 575,079 shares of its common stock, par value $.01 per share (the “Common Stock”) to the public at a price of $8 per share. This represents approximately 47% of the issued and outstanding shares of the Common Stock. The remaining 648,493 shares of the Common Stock are held by Eagle Financial MHC, Eagle Bancorp’s mutual holding company.

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

We attract deposits from the general public and use these deposits primarily to originate loans and to purchase investment securities. The principal sources of funds for lending and investing activities are deposits, Federal Home Loan Bank advances, the repayment, sale and maturity of loans and sale and maturity of securities. The principal sources of income are interest on loans and investments. The principal expense is interest paid on deposits and Federal Home Loan Bank advances and other borrowings.

Market Area

From our headquarters in Helena, Montana, we operate four full service retail banking offices, including our main office, and one satellite branch. Our satellite branch is located in Helena and our other full service branches are located in Bozeman (opened 1980), Butte (opened 1979) and Townsend (opened 1979), Montana.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. As of the 2000 census it had a population of 902,000. Helena, where we are headquartered, is the county seat of Lewis and Clark County, which has a population of approximately 59,300 and is located within 120 miles of four of Montana’s other five largest cities: Missoula, Great Falls, Bozeman and Butte. It is approximately midway between Yellowstone and Glacier National Parks. Helena is also Montana’s state capital. Its economy has shown moderate growth, in terms of both employment and income. State government and the numerous offices of the federal government comprise the largest employment sector. Helena also has significant employment in the service industries. Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry. The local economy is also dependent to a lesser extent upon ranching and agriculture. These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Bozeman is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 80,900. Bozeman is home to Montana State University and has achieved its recent growth in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman’s economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University. Residential construction in Bozeman has increased more rapidly than such construction in Helena and the other cities in which we operate.

Butte, Montana is approximately 64 miles southwest of Helena. Butte and the surrounding Silver-Bow County have a population of approximately 32,800. Butte’s population has declined as a result of the decline in the energy and telecommunications industries, which had afforded many higher paying jobs to residents of Butte and Silver-Bow County.

Townsend is the smallest community in which we operate. It has a population of about 2,000. Many of its residents commute to other Montana locations for work. Other employment in Townsend is primarily in agriculture and services. Townsend is approximately 32 miles southeast of Helena.

Competition

We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 945,000 people, there are approximately 63 credit unions in Montana as well as two federally chartered thrift institutions, and 80 commercial banks as of June 30, 2007. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

Lending Activities

General.

American Federal Savings Bank primarily originates one- to four-family residential real estate loans and, to a lesser extent, commercial real estate loans, real estate construction loans, home equity loans, consumer loans and commercial loans. Commercial real estate loans include loans on multi-family dwellings, loans on nonresidential property and loans on developed and undeveloped land. Home equity loans include loans secured by the borrower’s primary residence. Typically, the property securing such loans is subject to a prior lien. Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats. Personal loans and lines of credit are made on deposits held by the Bank and on an unsecured basis. Commercial loans consist of business loans and lines of credit on a secured and unsecured basis.

Loan Portfolio Composition.

The following table analyzes the composition of the Bank’s loan portfolio by loan category at the dates indicated.

	At June 30,
	2007		2006
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
First mortgage loans:
Residential mortgage (1–4 family)(1)	$81,958	51.68%	$75,913	53.71%
Commercial real estate	25,621	16.16%	18,648	13.20%
Real estate construction	8,253	5.20%	6,901	4.88%
Total first mortgage loans	115,832	73.04%	101,462	71.79%

Other loans:
Home equity	24,956	15.74%	20,191	14.29%
Consumer	11,438	7.21%	11,820	8.36%
Commercial	6,366	4.01%	7,861	5.56%
Total other loans	42,760	26.96%	39,872	28.21%
Total loans	158,592	100.00%	141,334	100.00%

Less:
Deferred loan fees:	(66)		(59)
Allowance for loan losses	518		535

Total loans, net	$158,140		$140,858

(1)	Excludes loans held for sale.

Fee Income.

American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $533,000 and $547,000 for the years ended June 30, 2007 and 2006, respectively. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $83,000 and $88,000 for the years ended June 30, 2007 and 2006, respectively.

Loan Maturity Schedule.

The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2007. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	Within 6 Months	6 to 12 Months	More than 1 year to 2 years	More than 2 years to 5 years	Over 5 years	Total
	(In thousands)
Residential mortgage (1–4 family)(1)	$—	$362	$161	$2,581	$80,012	$83,116
Commercial real estate and land	216	3,387	2,762	6,349	11,412	24,126
Real estate construction	284	7,788	1,676	—	—	9,748
Home equity	494	1,812	976	10,593	11,081	24,956
Consumer	312	2,443	784	4,949	2,950	11,438
Commercial	676	1,767	222	1,102	2,599	6,366

Total Loans (1)	$1,982	$17,559	$6,581	$25,574	$108,054	$159,750

(1)	Includes loans held for sale.

The following table sets forth the dollar amount of all loans, at June 30, 2007, due after June 30, 2008, which have fixed interest rates and which have floating or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage (1–4 family)	$68,514	$14,240	$82,754
Commercial real estate	17,506	3,017	20,523
Real estate construction	1,676	—	1,676
Home equity	20,453	2,197	22,650
Consumer	8,242	441	8,683
Commercial	2,711	1,212	3,923

Total (1)	$119,102	$21,107	$140,209

Percent of total	84.95%	15.05%	100.00%

(1)	Due after June 30, 2008.

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated.

	Ended June 30,
	2007	2006
	(In thousands)
Net loans receivable (1) at beginning of period:	$141,776	$108,987

Loans originated:
Residential mortgage (1–4 family)	64,622	63,311
Commercial real estate	10,763	9,266
Real estate construction	18,043	13,745
Home equity	16,780	14,409
Consumer	5,899	7,904
Commercial loans	2,777	6,390

Total loans originated	118,884	115,025

Loans sold:
Whole loans	42,840	29,735

Total loans sold	42,840	29,735

Principal repayments and loan refinancings	58,515	52,621

Deferred loan fees decrease (increase)	(7)	27

Allowance for loans decrease (increase)	17	93

Net loan increase (decrease)	17,539	32,789

Net loans receivable (1) at end of period	$159,315	$141,776

(1)	Includes loans held for sale.

Residential Lending

The Bank’s primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank’s market area. Approximately 51.68% of the bank’s loans as of June 30, 2007 were comprised of such loans. American Federal generally originates one- to-four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing loans sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $533,000 for the year ended June 30, 2007. At June 30, 2007, American Federal Savings Bank had $187.27 million in residential mortgage loans sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans.

American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At June 30, 2007, $24.96 million or 15.74% of our total loans, were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than fifteen years.

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

Commercial Real Estate.

American Federal Savings Bank originates commercial real estate mortgage loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate loans made up 16.16% of the Bank’s total loan portfolio, or $25.62 million at June 30, 2007. The majority of these loans are non-residential commercial real estate loans. American Federal Savings Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $174,000 and is typically made with fixed rates of interest and five to 15 year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within the market area of the Bank and all are within the state of Montana. American Federal Savings Bank’s largest single commercial real estate loan had a balance of approximately $1,522,000 on June 30, 2007, and was secured by a residential subdivision.

Real Estate Construction Lending.

American Federal Savings Bank also lends funds for the construction of one- to-four-family homes and commercial real estate. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Real estate construction loans accounted for $8.25 million or 5.20% of the Bank’s loan portfolio at June 30, 2007.

Consumer Loans.

As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank. As of June 30, 2007, consumer loans totaled $11.44 million or 7.21% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market area and generally have maturities of up to 7 years. For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

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

Commercial Loans.

Commercial loans amounted to $6.37 million, or 4.01% of the Bank’s total loan portfolio at June 30, 2007. American Federal Savings Bank’s commercial loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial loan portfolio amounts to only 4.01% of the total portfolio at June 30, 2007, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower.

Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. As of June 30, 2007, our largest aggregation of loans to one borrower was approximately $1,522,000, consisting of one commercial real estate loan secured by a residential subdivision. This was well below our federal legal lending limit to one borrower of approximately $3.87 million at such date. At June 30, 2007, this loan was current.

Loan Solicitation and Processing.

Our customary sources of mortgage loan applications include repeat customers, walk-ins, and referrals from home builders and real estate brokers. We also advertise in local newspapers and on local radio and television. We currently have the ability to accept online mortgage loan applications and provide pre-approvals through our website. Our branch managers and loan officers located at our headquarters and in branches, have authority to approve certain types of loans when presented with a completed application. Other loans must be approved at our main offices as disclosed herein. No loan consultants or loan brokers are currently used by us for either residential or commercial lending activities.

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyze the loan applications and the property involved. Officers and branch managers are granted lending authority based on the kind of loan types where they possess expertise and their level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. A quorum (four) of the board of directors is required for approval of any loan, or aggregation of loans to a single borrower, that exceeds $1,250,000.

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

Loan Commitments.

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of our commitments to extend credit as of June 30, 2007, was approximately $5.82 million, all of which was for residential mortgage loans.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2007, American Federal Savings Bank had no real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2007, we had $21,000 of loans that were non-performing and held on non-accrual status.

Delinquent Loans.

The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days at June 30, 2007:

	Number	Amount	Percentage of Total Delinquent Loans
	(Dollars in thousands)
Loan Type:
Mortgage (1–4 family)	6	$426	43.08%
Real estate construction	—	—	0.00%
Commercial real estate	3	130	13.14%
Home equity	4	130	13.14%
Consumer	17	115	11.63%
Commercial	4	188	19.01%

Total	34	$989	100.00%

Non-Performing Assets.

The following table sets forth information regarding American Federal Savings Bank’s non-performing assets as of the dates indicated. The Bank does not have any troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards No. 114.

	At June 30,
	2007	2006
	(Dollars in thousands)
Non-accrual loans	$21	$345
Accruing loans delinquent 90 days or more	191	114
Real estate owned	—	—
Total	$212	$459

Total non-performing loans as a percentage of total loan portfolio	0.13%	0.33%

Percentage of total assets	0.09%	0.20%

The decrease in non-accrual loans during the year ended June 30, 2007, was attributable primarily to a commercial real estate property being sold during bankruptcy. During the year ended June 30, 2007, the Bank had one foreclosure resulting in a gain of $1,500.

During the year ended June 30, 2007, approximately $83,000 of interest was recorded on loans previously accounted for on a non-accrual basis. The above mentioned commercial real estate loan was on non-accrual basis in fiscal year 2006 and paid off in the current fiscal year. This amount was included in the Bank’s interest income for the period.

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

	At June 30,
	2007	2006
	(In thousands)
Residential mortgages
(1–4 family):
Special mention	$—	$—
Substandard	128	291
Doubtful	—	—
Loss	—	—

Commercial Real Estate and Land:
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Loss	—	—

Home equity loans:
Special mention	—	—
Substandard	9	34
Doubtful	—	—
Loss	31	31

Consumer loans:
Special mention	—	—
Substandard	21	14
Doubtful	—	—
Loss	4	1

Commercial loans:
Special mention	191	—
Substandard	7	318
Doubtful	—	11
Loss	—	—

Real estate owned/repossessed property
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Loss	—	—

Total classified loans and real estate owned	$391	$700

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

Provisions for losses are charged against earnings in the period they are established. We had $518,000 in allowances for loan losses at June 30, 2007.

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

It is our policy to review our loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis.

The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

	For the Years Ended June 30,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$535	$573

Loans charged-off	(29)	(48)
Recoveries	12	25
Net loans charged-off	(17)	(23)
Provision for possible loan losses	—	—
Transfer to repossessed property reserve	—	(15)

Balance at end of period	$518	$535

Allowance for loan losses to total loans	0.33%	0.38%

Allowance for loan losses to total non- performing loans	244.34%	141.91%

Net recoveries (charge-offs) to average loans outstanding during the period	(0.01)%	(0.02)%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	2007			2006
	(Dollars in thousands)
	Amount	Percentage of Allowance to Total Allowance	Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loans in Each Category to Total Loans
First Mortgage Loans:
Residential mortgage (1–4 family)	$189	36.49%	51.68%	$60	11.21%	53.71%
Commercial real estate	27	5.21%	16.16%	8	1.50%	13.20%
Real estate construction	13	2.51%	5.20%	3	0.56%	4.88%
Total mortgage loans	229	44.21%	73.04%	71	13.27%	71.79%

Other loans:
Home equity	48	9.27%	15.74%	37	6.92%	14.29%
Consumer	141	27.22%	7.21%	245	45.79%	8.36%
Commercial	100	19.30%	4.01%	182	34.02%	5.56%
Total other loans	289	55.79%	26.96%	464	86.73%	28.21%

Total	$518	100.00%	100.00%	$535	100.00%	100.00%

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

Investment Policies.

The investment policy of Eagle, which is established by the board of directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing American Federal’s lending activities. The policy provides for available-for-sale, held-to-maturity and trading classifications. However, Eagle does not hold any securities for purposes of trading. The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policies. Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, and mortgage-backed securities. Collateralized mortgage obligations, investment grade corporate debt securities, and commercial paper are also included. We also invest in Federal Home Loan Bank overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

Our investment policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high-risk mortgage derivative products (as defined within the policy) without prior approval from the board of directors. Management must demonstrate the business advantage of such investments.

We do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments, except interest rate caps and certain financial instruments designated as cash flow hedges related to loans committed to be sold in the secondary market. Further, Eagle does not invest in securities which are not rated investment grade.

The Board, through its asset liability committee, has charged the President to implement the investment policy. All transactions are reported to the board of directors monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

Investment Securities.

We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. At June 30, 2007, our investment securities included U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities, collateralized mortgage obligations and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Investment securities held-to maturity represented 1.37% of Eagle’s total investment portfolio. Securities available-for-sale totaled 96.15% of Eagle’s total investment portfolio. The remaining percentage is comprised of interest-bearing deposits in banks and stock in the Federal Home Loan Bank (FHLB). During the past year, total investment balances have remained relatively stable. Much of the cash generated by payments on mortgage-backed securities and maturities of agency obligations has been reinvested in municipal securities.

The following table sets forth the carrying value of Eagle’s investment and mortgage-backed securities portfolio at the dates indicated.

	At June 30,
	2007		2006
	(Dollars in thousands)
	Book Value	Percentage of Total	Book Value	Percentage of Total
Securities available for sale, at fair value:
U.S. Government and agency obligations	$3,643	5.41%	$7,296	10.96%
Corporate obligations	13,623	20.22	15,617	23.46
Municipal obligations	20,728	30.77	17,143	25.76
Collateralized mortgage obligations	17,075	25.35	15,817	23.76
Mortgage-backed securities	7,872	11.68	6,747	10.14
Common Stock	—	—	—	—
Corporate preferred stock	1,833	2.72	1,578	2.37

Total securities available-for-sale	64,774	96.15	64,198	96.45

Securities held to maturity, at book value:

Mortgage-backed securities	95	0.14	190	0.29
Municipal obligations	826	1.23	828	1.24

Total securities held-to-maturity	921	1.37	1,018	1.53

Total securities	65,695	97.51	65,216	97.98

Interest-bearing deposits	360	0.53	27	0.04

Federal Home Loan Bank capital stock, at cost	1,315	1.95	1,315	1.98

Total	$67,370	100.00%	$66,558	100.00%

The following table sets forth information regarding the carrying values, weighted average yields and maturities of Eagle’s investment and mortgage-backed securities portfolio at June 30, 2007.

	At June 30, 2007
	One Year or Less		One to Five Years		More than Five Years		Total Investment Securities
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Approximate Market Value	Annualized Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$844	3.77	$1,949	3.72%	$849	4.62%	$3,642	$3,642	3.94%
Corporate obligations	6,024	3.47	6,661	4.65	938	5.65	13,623	13,623	4.20
Municipal obligations	—	—	491	4.49	20,237	5.92	20,728	20,728	5.89
Collateralized mortgage obligations	—	—	1,133	3.84	15,943	4.73	17,076	17,076	4.67
Mortgage-backed securities	249	2.28	1,951	3.95	5,672	5.44	7,872	7,872	4.97
Corporate preferred stock	—	—	—	—	1,833	5.91	1,833	1,833	5.91
Common stock (dividend yield)	—	—	—	—	—	—	—	—	—

Total securities available for sale	7,117	3.46	12,185	4.31	45,472	5.41	64,774	64,774	4.99

Securities held to maturity:
Mortgage-backed securities	—	—	95	5.76	—	—	95	95	5.76
Municipal obligations	150	4.37	412	5.78	264	6.50	826	835	5.75

Total securities held to maturity	150	4.37	507	5.78	264	6.50	921	930	5.75

Total securities	7,267	3.48	12,692	4.37	45,736	5.42	65,695	65,704	5.00
Interest-bearing deposits	360	5.21	—	—	—	—	360	360	5.21

Federal Home Loan Bank capital stock	—	—	—	—	1,315	0.60	1,315	1,315	0.60

Total	$7,627	3.56%	$12,692	4.37%	$47,051	5.28%	$67,370	$67,379	4.92%

SOURCES OF FUNDS

General.

Deposits are the major source of our funds for lending and other investment purposes. Borrowings (principally from the Federal Home Loan Bank of Seattle) are also used to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities and from the sale of loans. Loan and mortgage-backed securities payments are a relatively stable source of funds, while loan prepayments and deposit inflows are significantly influenced by general interest rates and financial market conditions.

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

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, passbook and statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $111.99 million or 54.32% of the Bank’s deposits at June 30, 2007 ($90.46 million or 50.35% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, will result in an increase in our cost of funds. During this past fiscal year, the Bank issued $4.41 million in callable brokered certificates of deposit. They are callable at the Bank’s option which provides the Bank the ability to lower its cost on these accounts if interest rates decline.

The following table sets forth American Federal’s distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

	At June 30,
	2007			2006
	(Dollars in thousands)
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
Noninterest checking	$13,694	7.62%	0.00%	$12,575	7.21%	0.00%
Passbook savings	22,521	12.54%	0.65%	24,438	14.02%	0.65%
NOW account/Interest bearing checking	30,953	17.23%	0.21%	29,571	16.96%	0.13%
Money market accounts	23,292	12.96%	2.12%	29,129	16.71%	1.93%

Total	90,460	50.35%	0.78%	95,713	54.90%	0.79%
Certificates of deposit accounts:
IRA certificates	21,534	11.99%	3.97%	22,977	13.18%	3.40%
Brokered certificates	4,411	2.46%	5.30%	—	0.00%	0.00%
Other certificates	63,242	35.20%	4.66%	55,652	31.92%	3.67%
Total certificates of deposit	89,187	49.65%	4.53%	78,629	45.10%	3.59%

Total deposits	$179,647	100.00%	2.64%	$174,342	100.00%	2.05%

The following table shows the amount of certificates of deposit of more than $100,000 by time remaining until maturity as of June 30, 2007:

	(In thousands)
	June 30, 2008	June 30, 2009	June 30, 2010	After June 30, 2010	Total
1.01–2.00%	$—	$—	$—	$—	$—
2.01–3.00%	518	56	—	—	574
3.01–4.00%	25,293	7,418	353	42	33,106
4.01–5.00%	34,348	1,434	577	314	36,673
5.01–6.00%	14,206	4,591	—	37	18,834
6.01–7.00%	—	—	—	—	—

Total	$74,365	$13,499	$930	$393	$89,187

The following table shows the amount of certificates of deposit of more than $100,000 by time remaining until maturity as of June 30, 2007:

(In thousands)
3 months or less	$5,712
Over 3 to 6 months	4,210
Over 6 to 12 months	5,978
Over 12 months	1,986

Total	$17,886

The following table sets forth the net changes in deposit accounts for the periods indicated:

	Year Ended June 30,
	2007	2006
	(Dollars in thousands)
Opening balance	$174,342	$172,496
Deposits(Withdrawals), Net	1,279	(1,110)
Interest credited	4,026	2,956

Ending balance	$179,647	$174,342

Net increase	$5,305	$1,846

Percent increase	3.04%	1.07%

Weighted average cost of deposits during the period	2.37%	1.87%

Weighted average cost of deposits at end of period	2.64%	2.05%

Our depositors are primarily residents of the state of Montana. We issued $4.41 million in brokered deposits during this fiscal year.

Borrowings.

Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from the Federal Home Loan Bank of Seattle and other borrowings from PNC Financial Services, Inc. (PNC) to supplement our supply of lendable funds and to meet deposit withdrawal requirements.

During the previous fiscal year, Eagle formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.0 million. Eagle has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt. The securities have a 30 year maturity and carry a fixed coupon of 6.02% for the first five years, at which time the coupon becomes variable, at a spread of 142 basis points over 3 month LIBOR.

The following table sets forth information concerning our borrowing from the Federal Home Loan Bank of Seattle and PNC at the end of, and during, the periods indicated:

	Year Ended June 30,
	2007	2006
	(Dollars in thousands)
Advances and other borrowings:
Average balance	$29,071	$12,665
Maximum balance at any month-end	36,695	22,602
Balance at period end	33,800	22,371

Weighted average interest rate during the period	5.04%	4.31%
Weighted average interest rate at period end	4.90%	4.96%

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except for American Federal Savings Bank and Eagle Bancorp Statutory Trust I.

Personnel

As of June 30, 2007, we had 72 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

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

Regulatory Capital Requirements.

Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three capital standards. The standards for capital adequacy are tangible capital equal to 1.5% of adjusted total assets, core capital (leverage ratio) equal to at least 4% of total adjusted assets, and risk-based capital equal to 8% of total risk-weighted assets. In order to be deemed “Well Capitalized”, OTS rules require a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6%, and a total risk-based ratio of at least 10%. American Federal’s capital ratios at June 30, 2007 are set forth below.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tangible	$25,314	10.48	$3,623	1.50
Leverage	$25,314	10.48	$7,246	3.00
Tier 1 risk-based	$25,314	14.50	$6,984	4.00
Total risk-based	$25,797	14.78	$13,967	8.00

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

Office of Thrift Supervision regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution’s capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it is in need of more than the normal supervision has the greatest amount of flexibility for determining dividends. Such institutions can, after prior notice but without the approval of the Office of Thrift Supervision, make capital distributions during a calendar year. These distributions can be equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its excess capital divided by its fully phased-in capital requirements at the beginning of the calendar year. At the institution’s discretion, dividends can also be 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior regulatory notice. As of June 30, 2007, American Federal Savings Bank had this level of flexibility with respect to dividends.

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

The Internal Revenue Code was revised in August 1996 to equalize the taxation of thrift institutions and banks, effective for taxable years beginning after 1995. All thrift institutions are now subject to the same provisions as banks with respect to deductions for bad debt. Now only thrift institutions that are treated as small banks under the Internal Revenue Code may continue to account for bad debts under the reserve method; however, such institutions may only use the experience method for determining additions to their bad debt reserve. Thrift institutions that are not treated as small banks may no longer use the reserve method to account for their bad debts but must now use the specific charge-off method.

The revisions to the Internal Revenue Code in 1996 also provided that all thrift institutions must generally recapture any “applicable excess reserves” into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution’s applicable excess reserves equals the excess of the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. These are known as pre-1988 reserves. American Federal Savings Bank had recaptured all of it’s remaining applicable excess reserve as of June 30, 2007.

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

Location	Address	Opened	Value at June 30, 2007 (in thousands)	Square Footage
Helena Main Office	1400 Prospect Ave. Helena, MT 59601	1997	$4,232	32,304

Helena Downtown Drive-up	28 Neill Ave. Helena, MT 59601	1987	$373	1,391

Butte Office	3401 Harrison Ave. Butte, MT 59701	1979	$535	3,890

Bozeman Office	606 North Seventh Bozeman, MT 59715	1980	$600	5,886

Townsend Office	416 Broadway Townsend, MT 59644	1979	$65	1,973

As of June 30, 2007, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $5.81 million. Eagle has an earnest money deposit for the purchase of land in Bozeman for potential branch relocation and has spent approximately $67,000 on architect fees for preliminary building plans.

ITEM 3.    LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal. There were no lawsuits pending or known to be contemplated against Eagle or American Federal at June 30, 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2007.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS' PURCHASES OF EQUITY SECURITIES.

The common stock is traded on the OTC Bulletin Board under the symbol “EBMT.” At the close of business on June 30, 2007, there were 1,084,357 shares of common stock outstanding, held by approximately 600 shareholders of record. Eagle Financial MHC, Eagle’s mutual holding company, held 648,493 shares (or 59.8%) of the outstanding common stock.

The high bid and asked prices noted below for the four quarters of fiscal 2006 and the four quarters of the current fiscal year were obtained from the OTC Bulletin Board. The quotations reflect interdealer prices without retail markup,

	High Bid	Low Bid
Fourth quarter 2007	$34.00	$31.43
Third quarter 2007	$34.50	$31.50
Second quarter 2007	$34.00	$31.30
First quarter 2007	$34.00	$31.25
Fourth quarter 2006	$33.00	$30.30
Third quarter 2006	$34.50	$31.50
Second quarter 2006	$36.00	$32.15
First quarter 2006	$35.00	$30.00

The closing price of the common stock on June 30, 2007, was $32.70. The company had paid four quarterly dividends during the year, all in the amount of $0.22per share. Eagle Financial MHC waived receipt of its dividends during the year.

ITEM 5 (c) SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2007	None	N/A	N/A	N/A
May 2007	1,000	$33.00	1,000	4,535
June 2007	None	N/A	N/A	N/A
Total	1,000	$33.00	1,000	N/A

*The Company publicly announced a stock repurchase program on July 21, 2006. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of August 27, 2007, 25,465 shares had been purchased.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

General

Eagle Bancorp’s subsidiary, American Federal Savings Bank, operates as a community savings bank. It raises money by offering FDIC-insured deposit products and lending this money, primarily for the purpose of home financing. As of June 30, 2007, 43.11% of its total loans were residential mortgage loans with fixed rates and 8.91% were residential mortgage loans with adjustable rates. Total first lien mortgage loans at June 30, 2007, were $115.83 million or 73.04% of the total loan portfolio. Other loan products include home equity loans, consumer and commercial loans. These loans totaled $42.76 million or 26.96% of the total loan portfolio.

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

	For the twelve months ended June 30,
	2007			2006
	(Dollars in thousands)
	Average Daily Balance	Interest and Dividends	Yield/ Rate	Average Daily Balance	Interest and Dividends	Yield/ Rate
Assets:
Interest-earning assets:
FHLB stock	$1,315	$7	0.53%	$1,315	$—	0.00%
Loans receivable, net	149,818	9,731	6.50	124,282	7,799	6.28
Investment securities	66,723	2,854	4.28	69,700	2,641	3.79
Interest-bearing deposits with banks	922	50	5.42	1,473	59	4.01
Total interest-earning assets	218,778	12,642	5.78	196,770	10,499	5.34
Noninterest-earning assets	18,351			18,274
Total assets	$237,129			$215,044

Liabilities and Equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$25,648	$525	2.05	$29,388	$492	1.67
Passbooks	23,139	152	0.66	24,994	164	0.66
Checking	30,789	63	0.20	31,024	55	0.18
Certificates of deposit	83,753	3,451	4.12	75,842	2,300	3.03
Advances from FHLB & subordinated debt	34,226	1,766	5.16	16,573	774	4.67
Total interest-bearing liabilities	197,555	5,957	3.02	177,821	3,785	2.13
Non-interest checking	13,382			12,612
Other noninterest-bearing liabilities	2,189			1,956
Total liabilities	213,126			192,389

Total equity	24,003			22,655

Total liabilities and equity	$237,129			$215,044
Net interest income/interest rate spread(1)		$6,685	2.76%		$6,714	3.21%

Net interest margin(2)			3.06%			3.41%
Total interest-earning assets to int-bearing liabilities			110.74%			110.66%

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

	For the Years Ended June 30, Increase (Decrease)
	(In thousands)
	2007 vs 2006			2006 vs 2005
	Volume	Due to Rate	Net	Volume	Due to Rate	Net
Interest earning assets:
Loans receivable, net	$1,603	$329	$1,932	$1,645	$37	$1,682
Investment securities	(113)	326	213	(462)	231	(231)
Interest-bearing deposits with banks	(22)	13	(9)	(9)	34	25
Other earning assets	—	7	7	—	(20)	(20)
Total interest earning assets	1,468	675	2,143	1,174	282	1,456

Interest-bearing liabilities:
Passbook, money market and checking accounts	(49)	78	29	1	195	196
Certificates of deposit	239	912	1,151	8	412	420
Borrowings	824	168	992	379	227	606
Total interest-bearing liabilities	1,014	1,158	2,172	388	834	1,222

Change in net interest income	$454	$(483)	$(29)	$786	$(552)	$234

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

The Bank has a strong mortgage lending focus, with the majority of its loans in single-family residential mortgages. This has led to successfully marketing home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate. The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread. The Bank’s management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan serviced portfolio, which provides a steady source of fee income. The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes. Fee income is also supplemented with fees generated from the Bank’s deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

For the past two years, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio. Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner. Deposit growth will be difficult due to fierce competition and wholesale funding (which is usually more expensive than retail deposits) will likely be needed to supplement deposit growth.

The level and movement of interest rates impacts the Bank’s earnings as well. For the 2007 fiscal year the yield curve continued to be flat, i.e. short-term interest rates were approximately at the same level as long-term interest rates. This can have a negative impact on the Bank’s net interest margin as its deposits are typically priced relative to short-term rates, while the majority of its loan products are priced relative to long-term rates. The Bank has been able to partially offset this effect by reinvesting investment proceeds in the loan portfolio, because as noted earlier, loans typically earn higher rates of return than investments. Additionally, many of the Bank’s investments which mature in the coming year are at low (below current market) interest rates, affording an opportunity to reinvest the proceeds at the current higher rates and increasing interest income in the coming quarters. Much of the Bank’s certificate of deposit portfolio has already repriced to current levels, leading to a slower increase in interest expense on deposits in the next fiscal year.

Financial Condition

Introduction.

Total assets increased $18.51 million, or 8.18%, to $244.69 million at June 30, 2007, compared to $226.18 million at June 30, 2006. Total liabilities increased by $16.97 million, or 8.33%, to $220.60 million at June 30, 2007, from $203.63 million at June 30, 2006. The loan portfolio grew $17 million during the year, approximately one-half of the previous year’s growth, due to an increase in loan sales. The rate of deposit growth was up from the previous year’s pace, with certificates of deposit showing the largest increase, due in part to the issuance of $4.41 million in brokered deposits. Much of the asset growth was funded by increased borrowings.

Balance Sheet Details.

Loans receivable increased $17.28 million, or 12.27% to $158.14 million from $140.86 million. Increased originations in most loan categories contributed to the higher loan balances, and consequently all categories except consumer and commercial loans showed an increase in balances compared to last year. Commercial real estate and land loans increased $6.97 million during the year, and residential mortgage loans increased $6.05 million. The available-for-sale (AFS) investment portfolio increased $576,000, or 0.90%, to $64.77 million at June 30, 2007 from $64.20 million at June 30, 2006. The investment category with the largest increase was municipal securities, which increased $3.59 million.

Total deposits increased $5.31 million. Certificates of deposit increased $12.00 million, to $67.65 million at June 30, 2007 from $55.65 million at June 30, 2006. This amount includes the $4.41 million of brokered certificates of deposit issued during the year. Interest-earning checking accounts increased $1.38 million while noninterest checking increased $1.12 million. Money market accounts decreased $5.84 million and savings accounts decreased $1.92 million. A significant portion of the funds which left money market and savings accounts moved to certificates of deposit. Deposit growth is expected to continue to be difficult to achieve due to fierce competition among financial institutions in our markets. Advances from the Federal Home Loan Bank and other borrowings increased to $33.80 million at year-end 2007 from $22.37 million at year-end 2006, an increase of $11.43 million. This increase was needed to help fund loan growth.

Total shareholders’ equity was $24.09 million at June 30, 2007, an increase of $1.54 million. This increase was the result of net income for the year and a decrease in accumulated other comprehensive loss of $239,000 (mainly due to a decrease in net unrealized loss on securities available-for-sale), partially offset by the purchase of treasury stock and dividends paid during the year.

Comparison of Operating Results for the Years Ending June 30, 2007 and 2006

Net Income.

Eagle’s net income was $1.778 million and $1.785 million for the years ended June 30, 2007 and 2006 respectively. This decrease of $7,000, or 0.40%, was the result of an increase in noninterest expense of $149,000 and a decrease in net interest income of $29,000, offset by an increase in noninterest income of $96,000. Eagle’s tax provision was $75,000 lower in 2007. Basic earnings per share for the year ended June 30, 2007 were $1.66, compared to $1.66 for the year ended June 30, 2006. Diluted earnings per share were $1.47 and $1.48 for 2007 and 2006, respectively.

Net Interest Income.

Net interest income decreased to $6.685 million for the year ended June 30, 2007, from $6.714 million for the previous year. This decrease of $29,000, or 0.43%, was the result of an increase in interest expense of $2.174 million, partially offset by an increase in interest and dividend income of $2.145 million.

Interest and Dividend Income.

Total interest and dividend income was $12.651 million for the year ended June 30, 2007, compared to $10.506 million for the year ended June 30, 2006, an increase of $2.145 million, or 20.42%. Interest and fees on loans increased to $9.731 million for 2007 from $7.799 million for 2006. This increase of $1.932 million, or 24.77%, was due primarily to the increase in the average balances on loans receivable for the year ended June 30, 2007. The average interest rate earned on loans receivable increased by 22 basis points, to 6.50% from 6.28%. Average balances for loans receivable, net, for the year ended June 30, 2007 were $149.82 million, compared to $124.28 million for the previous year. This represents an increase of $25.54 million, or 20.55% and reflects management’s plan to grow the loan portfolio. Interest and dividends on investment securities available-for-sale (AFS) increased to $2.811 million for the year ended June 30, 2007 from $2.589 million for the year ended June 30, 2006, an increase of $222,000, or 8.57%. This increase was the result of higher average interest rates on the AFS portfolio during the year, as the average balances declined. Interest earned from deposits at other banks decreased slightly for the year ended June 30, 2007 due to lower average balances. Interest and dividends on investments held-to-maturity (HTM) also experienced a slight decline.

Interest Expense.

Total interest expense increased to $5.966 million for the year ended June 30, 2007 from $3.792 million for the year ended June 30, 2006, an increase of $2.174 million, or 57.33%. Interest on deposits increased to $4.191 million for the year ended June 30, 2007 from $3.011 million for the year ended June 30, 2006. This increase of $1.180 million, or 39.19%, was due primarily to an increase on average rates paid, while average balances increased slightly on deposit accounts. The average cost of deposits increased 50 basis points, to 2.37% in 2007 from 1.87% in 2006. Certificates of deposit were the only category to show an increase in average balances in 2007. An increase in the average balance of borrowings as well as an increase in the average rate paid resulted in an increase in interest paid on borrowings to $1.775 million for the year ended June 30, 2007 from $781,000 for the year ended June 30, 2006. The average balance of borrowings increased to $34.226 million for the year ended June 30, 2007, compared to $16.573 million for the year ended June 30, 2006. The average rate paid on borrowings increased to 5.16% in 2007 from 4.67% in 2006.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by American Federal Savings Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either year ended June 30, 2007 or June 30, 2006. This is a reflection of the continued strong asset quality of American Federal’s loan portfolio, as non-performing loan ratios continue to be low. Total classified assets decreased to $391,000 at June 30, 2007 from $700,000 at June 30, 2006. Total non-performing loans as a percentage of the total loan portfolio is 0.13%. As of June 30, 2007, American Federal Savings Bank had no real estate owned.

Noninterest Income.

Total noninterest income increased to $2.261 million for the year ended June 30, 2007, from $2.165 million for the year ended June 30, 2006, an increase of $96,000 or 4.43%. This increase was primarily due to increases in net gain on sale of loans and other noninterest income. Net gain on sale of loans increased $151,000 to $643,000, due to management’s decision to sell a higher percentage of mortgage originations. Other noninterest income increased $45,000 to $593,000, primarily due to increased fee income on electronic payments and higher fee income on loan products.

Noninterest Expense.

Noninterest expense increased by $149,000 or 2.30% to $6.614 million for the year ended June 30, 2007 from $6.465 million for the year ended June 30, 2006. This increase was primarily due to increases in salaries and benefits of $98,000, legal and accounting fees of $50,000 and marketing expense of $46,000. The increase in salaries and benefits was due to normal pay raises. Legal and accounting fees were higher due to the outsourcing of the Bank’s internal audit function and higher legal expenses at the holding company level. Marketing expenses were higher due to increased promotion of deposit products. These increases were partially offset by a decrease in the amortization of mortgage servicing fees of $50,000. This decrease was due to decreased prepayment activity on mortgage loans. Other categories of noninterest expense showed modest changes.

Income Tax Expense.

Eagle’s income tax expense was $554,000 for the year ended June 30, 2007, compared to $629,000 for the year ended June 30, 2006. The effective tax rate for the year ended June 30, 2007 was 23.76% as opposed to 26.06% for the year ended June 30, 2006.

Liquidity and Capital Resources

The company’s subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio average was 9.93% and 16.27% for the months ended June 30, 2007 and 2006, respectively. The liquidity ratio declined due to an increase in the loan portfolio (funded by other borrowings) while the investment portfolio and deposits showed smaller increases.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, advances from the Federal Home Loan Bank of Seattle and other borrowings. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity, and meet operating expenses.

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income was $2.89 million for the year ended June 30, 2007 and $4.90 million for the year ended June 30, 2006. The change was primarily a result of a decrease in the amount of loans held for sale in 2006.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $18.80 million for the year ended June 30, 2007, and $25.57 million for the year ended June 30, 2006. The decrease in cash used was primarily due to slower growth of the loan portfolio in 2007 compared to 2006.

Net cash provided by the Company’s financing activities, which is primarily cash transactions from net increases in deposits and net Federal Home Loan Bank advances and other borrowings, totaled $16.11 million for the year ended June 30, 2007, and $18.57 million for the year ended June 30, 2006. This decrease in cash provided was primarily due to the issuance of trust preferred securities in 2006.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on our commitments to make loans and management’s assessment of our ability to generate funds.

At March 31, 2007 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, increased slightly from the previous quarter. The market value of the Bank’s capital position has decreased slightly from the previous year. The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

As of June 30, 2007, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2007, the Bank’s tangible, core, and risk-based capital ratios amounted to 10.5%, 10.5%, and 14.8%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”). This Interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

On September 28, 2006, the Company issued trust-preferred securities through a wholly-owned subsidiary trust, further described in Note 9 of the audited financial statements. Under the provisions of FIN 46R, the Company accounts for its investment in the trust as an asset and its junior subordinated debentures as a liability. Additionally, the Company reports the dividends paid and received on the securities in the statement of income as interest income and expense. In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS Statements No. 133 and 140. SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.

This statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of this new accounting principle will have a material effect on its financial position, results of operations or cash flows.

On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with the changes in fair value recorded in the Consolidated Statement of Income. Management is currently evaluating the impact and timing of the adoption of SFAS 156 on the Company’s financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate that the adoption of this new accounting principle will have a material effect on its financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for the Company’s financial statements for the year beginning on July 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s financial condition, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. Any difference between the tax position taken in the tax return and the tax position recognized in the financial statements using the criteria above results in the recognition of a liability in the financial statements for the unrecognized benefit. Similarly, if a tax position fails to meet the more-likely-than-not recognition threshold, the benefit taken in tax return will also result in the recognition of a liability in the financial statements for the full amount of the unrecognized benefit.

FIN 48 will be effective for fiscal years beginning after December 15, 2006 (including the first interim period for calendar year companies) and the provisions of FIN 48 will be applied to all tax positions under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not anticipate that the adoption of this new accounting principle will have a material effect on its financial position, results of operations or cash flows.

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

Deferred Loan Fees.

Management applies time study and statistical analysis to determine loan origination costs to be capitalized under SFAS No. 91. The analysis is reviewed by the Company's external auditors for reasonableness. No material impact is expected if different assumptions are used, as many of our loans have a short duration.

Deferred Tax Assets.

Management expects to realize the deferred tax assets due to the continued profitability of the Company.

Fair Value of Other Financial Instruments.

Management uses an internal model to determine fair value for its loan portfolio and certificates of deposit. The assumptions entail spreads over the Treasury yield curve at appropriate maturity benchmarks. Assumptions incorporating different spreads would naturally deliver varying results; however, due to short-term nature of the loan portfolio and certificates of deposit, changes in the results would be mitigated. Currently, the fair value is only presented as footnote information, and changes due to new assumptions would not, in management’s opinion, affect the reader’s opinion of the Company’s financial condition.

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

ITEM 8A.    CONTROLS AND PROCEDURES

Based on their evaluation, the registrant’s Chief Executive Officer, Larry A. Dreyer, President, Peter J. Johnson and Chief Financial Officer, Clinton J. Morrison, have concluded the registrant’s disclosure controls and procedures are effective as of June 30, 2007 to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no changes in the registrant’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

PART III

The information required by Items 9, 10, 11, 12 and 14 of this part is presented in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 18, 2007, which is hereby incorporated by reference into this annual report.

Item 13. Exhibits.

A.	(1) The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp and subsidiary as of June 30, 2007 and June 30, 2006 and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

(2)	Schedules omitted as they are not applicable.

B. Exhibits

*	2.1	Amended and Restated Plan of Mutual Holding Company Reorganization and Stock Issuance
*	3.1	Charter of Eagle Bancorp
*	3.2	Bylaws of Eagle Bancorp
*	4	Form of Stock Certificate of Eagle Bancorp
*	10.1	Employee Stock Ownership Plan and Trust
*	10.2	Employment Contract of Larry A. Dreyer
**	10.3	Stock Plan
***	10.4	Employment Contract of Peter J. Johnson
	11	Computation of per share earnings (incorporated by reference to Note 3 to Notes To Consolidated Statements of Financial Condition dated June 30, 2007)
****	14	Code of Ethics
	21.1	Subsidiaries of Registrant (incorporated by reference to Part I, Subsidiary Activity)
	23.1	Consent of Davis, Kinard & Co., P.C.
	31.1	Certification by Larry A. Dreyer, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2
Certification by Clinton J. Morrison, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1
Certification by Larry A. Dreyer, Chief Executive Officer and Clinton J. Morrison, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the identically numbered exhibit of the Registration Statement on Form SB- 2 (File No. 333-93077) filed with the SEC on December 20, 1999.

**	Incorporated by reference to the proxy statement for 2000 Annual Meeting filed with the SEC on September 19, 2000.

***	Incorporated by reference to the Form 8-K filed with the SEC on November 6, 2006.

****	Incorporated by reference to the Form 10-KSB filed with the SEC on September 16, 2004.

This Page Intentionally Left Blank

AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS and REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM June 30, 2007 and 2006

EAGLE BANCORP AND SUBSIDIARY

Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eagle Bancorp and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp and Subsidiary as of June 30, 2007, and 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2007 and 2006 financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp and Subsidiary as of June 30, 2007 and 2006, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

DAVIS, KINARD & CO., P.C.
Abilene, Texas July 24, 2007

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2007 and 2006
(Dollars in Thousands, Except for Per Share Data)

	2007	2006
Assets
Cash and due from banks	$2,709	$2,844
Interest bearing deposits in banks	360	27
Cash and cash equivalents	3,069	2,871

Securities available for sale	64,774	64,198
Securities held to maturity (fair value approximates $930 in 2007 and $1,030 in 2006)	921	1,018
FHLB stock restricted, at cost	1,315	1,315
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held for sale	1,175	918
Loans receivable, net of deferred loan fees and allowance for loan losses of $518 in 2007 and $535 in 2006	158,140	140,858
Accrued interest and dividend receivable	1,333	1,211
Mortgage servicing rights, net	1,628	1,722
Premises and equipment, net	5,806	5,962
Cash surrender value of life insurance	5,764	5,230
Other assets	606	720
	$244,686	$226,178

Liabilities and Shareholders’ Equity
Noninterest bearing	$13,694	$12,575
Interest bearing	165,953	161,767
Total deposits	179,647	174,342

Accrued expenses and other liabilities	1,996	1,765
Federal funds purchased	3,800	—
FHLB advances and other borrowings	30,000	22,371
Subordinated debentures	5,155	5,155
Total liabilities	220,598	203,633

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized, 1,223,572 shares issued; 1,084,357 and
1,091,722 shares outstanding in 2007 and 2006, respectively	12	12
Capital surplus	4,387	4,274
Unallocated common stock held by ESOP	(92)	(129)
Treasury stock, at cost	(4,759)	(4,521)
Retained earnings	25,448	24,056
Net accumulated other comprehensive loss	(908)	(1,147)
Total shareholders’ equity	24,088	22,545
	$244,686	$226,178

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Income
Years Ended June 30, 2007 and 2006
(Dollars in Thousands, Except for Per Share Data)

	2007	2006
Interest and dividend income
Loans, including fees	$9,731	$7,799
Available for sale securities	2,811	2,589
Held to maturity securities	43	52
Trust preferred securities	9	7
Federal Home Loan Bank stock dividends	7	—
Deposits with banks	50	59
Total interest income	12,651	10,506

Interest expense
Deposits	4,191	3,011
FHLB advances and other borrowings	1,466	546
Subordinated debentures	309	235
Total interest expense	5,966	3,792

Net interest income	6,685	6,714
Provision for loan losses	—	—
Net interest income after provision for loan losses	6,685	6,714

Noninterest income
Service charges on deposit accounts	496	532
Net gain on sale of loans	643	492
Mortgage loan service fees	533	593
Net realized loss on sales of available for sale securities	(4)	—
Other income	593	548
Total noninterest income	2,261	2,165

Noninterest expenses
Salaries and employee benefits	3,617	3,519
Occupancy and equipment expense	824	848
Data processing	286	274
Advertising	247	201
Amortization of mortgage servicing rights	305	355
Federal insurance premiums	21	23
Postage	86	86
Legal, accounting, and examination fees	232	182
Consulting fees	79	58
ATM processing	49	51
Other expense	868	868
Total noninterest expenses	6,614	6,465
Income before income taxes	2,332	2,414
Income tax expense	554	629
Net income	$1,778	$1,785
Basic earnings per share	$1.66	$1.66
Diluted earnings per share	$1.47	$1.48

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Years Ended June 30, 2007 and 2006
(Dollars in Thousands, Except for Per Share Data)

	Preferred Stock		Common Stock
Balance at July 1, 2005	$		$12
Net income
Change in net unrealized depreciation on available for sale securities and cash flow hedges, net
Total comprehensive income
Dividends paid ($.80 per share)
Restricted stock plan shares allocated (4,600)
Treasury stock purchased (2,500 shares @ $31.75;
1,200 shares @ $32.20; 1,000 shares @ $32.50;
1,400 shares @ $34.45; 2,500 shares @ $34.25;
1,300 shares @ $32.50; 4,000 shares @ $33.25;
1,350 shares @ $33.10; 1,600 shares @ $31.00)
ESOP shares allocated or committed to be released for allocation (4,600) shares

Balance at June 30, 2006		—	12
Net income
Change in net unrealized depreciation on available for sale securities and cash flow hedges, net
Total comprehensive income
Dividends paid ($.88 per share)
Treasury stock purchased (3,100 shares @ $31.90;
1,056 shares @ $32.00; 1,000 shares @ $32.60;
1,200 shares @ $33.00; 1,000 shares @ $33.00;
ESOP shares allocated or committed to be released for allocation (4,600) shares

Balance at June 30, 2007		$—	$12

The accompanying notes are an integral part of these consolidated financial statements.

	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2005	$4,188	$(165)	$(4,048)	$22,630	$(352)	$22,265
Net income				1,785		1,785
Change in net unrealized depreciation on available for sale securities and cash flow hedges, net					(795)	(795)
Total comprehensive income						990
Dividends paid ($.80 per share)				(359)		(359)
Restricted stock plan shares allocated (4,600)	(27)		80			53
Treasury stock purchased (2,500 shares @ $31.75;
1,200 shares @ $32.20; 1,000 shares @ $32.50;
1,400 shares @ $34.45; 2,500 shares @ $34.25;
1,300 shares @ $32.50; 4,000 shares @ $33.25;
1,350 shares @ $33.10; 1,600 shares @ $31.00)			(553)			(553)
ESOP shares allocated or committed to be released for allocation (4,600) shares	113	36				149

Balance at June 30, 2006	4,274	(129)	(4,521)	24,056	(1,147)	22,545
Net income				1,778		1,778
Change in net unrealized depreciation on available for sale securities and cash flow hedges, net					239	239
Total comprehensive income						2,017
Dividends paid ($.88 per share)				(386)		(386)
Treasury stock purchased (3,100 shares @ $31.90;
1,056 shares @ $32.00; 1,000 shares @ $32.60;
1,200 shares @ $33.00; 1,000 shares @ $33.00;			(238)			(238)
ESOP shares allocated or committed to be released for allocation (4,600) shares	113	37				150

Balance at June 30, 2007	$4,387	$(92)	$(4,759)	$25,448	$(908)	$24,088

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended June 30, 2007 and 2006
(Dollars in Thousands, Except for Per Share Data)

	2007	2006
Cash flows from operating activities
Net income	$1,778	$1,785
Adjustments to reconcile net income to net cash provided by operating activities
Provision for mortgage servicing rights valuation losses	—	(46)
Depreciation	482	509
Net amortization of securities	503	924
Amortization of capitalized mortgage servicing rights	305	355
Loss on sale of foreclosed assets	—	6
Net gain on sale of loans	(643)	(492)
Net realized loss on sales of available for sale securities	4	—
Appreciation in cash surrender value of life insurance, net	(191)	(181)
Restricted stock awards	—	53
Net change in
Loans held for sale	387	1,711
Accrued interest receivable	(119)	(111)
Other assets	210	(192)
Accrued expenses and other liabilities	169	577
Net cash provided by operating activities	2,885	4,898

Cash flows from investing activities
Activity in available for sale securities
Sales	5,122	1,627
Maturities, prepayments and calls	16,097	15,845
Purchases	(21,936)	(8,616)
Activity in held to maturity securities
Maturities, prepayments and calls	111	164
Investment in Eagle Bancorp Statutory Trust I	—	(155)
Loan originations and principal collections, net	(17,522)	(34,273)
Purchase of bank owned life insurance	(342)	—
Proceeds from sale of foreclosed assets	—	69
Additions to premises and equipment	(326)	(229)
Net cash used in investing activities	(18,796)	(25,568)

Cash flows from financing activities
Net increase in deposits	5,305	1,848
Net change in federal funds purchased	3,800	—
Net change in advances from the FHLB and other borrowings	7,628	12,484
Purchase of treasury stock, at cost	(238)	(553)
Proceeds from subordinated debentures	—	5,155
Dividends paid	(386)	(359)
Net cash provided by financing activities	16,109	18,575
Net change in cash and cash equivalents	198	(2,095)
Cash and cash equivalents at beginning of year	2,871	4,966
Cash and cash equivalents at end of year	$3,069	$2,871

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations

Eagle Bancorp was organized in 2000 as the majority-owned subsidiary of Eagle Financial, MHC, (“the Mutual Holding Company”) and the sole parent of American Federal Savings Bank (“the Bank”). Collectively, Eagle Bancorp and the Bank are referred to herein as “the Company.”

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

Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, and the valuation of foreclosed assets. In connection with the determination of the estimated losses on loans, foreclosed assets, valuation of deferred tax assets and mortgage servicing rights management obtains independent appraisals and valuations.

Significant Group Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within the south-central Montana area. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At June 30, 2007 and June 30, 2006, no account balances were held with correspondent banks that were in excess of FDIC insured levels. Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items. Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1: Summary of Significant Accounting Policies - continued

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks,” and “interest-bearing deposits in banks,” all of which mature within ninety days.

The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The Bank properly maintained amounts in excess of required reserves of $391,000 and $488,000 as of June 30, 2007 and 2006, respectively.

Investment Securities

The Company designates debt and equity securities as held-to-maturity, available-for-sale, or trading.

Held-to-maturity – Debt investment securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the period remaining until maturity.

Available-for-sale – Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses, net of tax, are reported as other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

Trading – No investment securities were designated as trading at June 30, 2007 and 2006.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of the FHLB. The FHLB redeemed no shares during the years ended June 30, 2007 and 2006.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1: Summary of Significant Accounting Policies - continued

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses

The allowance for loans losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1: Summary of Significant Accounting Policies - continued

Allowance for Loan Losses - continued

The allowance consists of specific, general and unallocated components. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject of a restructuring agreement.

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a market price valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1: Summary of Significant Accounting Policies - continued

Mortgage Servicing Rights - continued

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that the fair value is less than the capitalized amount for the tranches. If the Bank later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase. Subsequent to purchase, the policies are periodically adjusted for fair value. The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income. For the years ended June 30, 2007 and 2006 there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1: Summary of Significant Accounting Policies - continued

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

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 139,215 shares in 2007 and 131,850 shares in 2006.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $247,000 and $201,000 for the years ended June 30, 2007 and 2006, respectively.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1: Summary of Significant Accounting Policies - continued

Financial Instruments

All derivative financial instruments that qualify for hedge accounting are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments used as cash flow hedges are recognized as a component of comprehensive income. At June 30, 2007 and 2006, the Company was holding forward delivery commitments that qualify as derivative financial instruments.

The carrying value of the Company’s financial instruments approximates fair value. The fair value of the Company’s financial instruments is generally determined by a third party’s valuation of the underlying asset.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”). This Interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of this new accounting principle will have a material effect on its financial position, results of operations or cash flows.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1: Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued

On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with the changes in fair value recorded in the Consolidated Statement of Income. Management is currently evaluating the impact and timing of the adoption of SFAS 156 on the Company’s financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate that the adoption of this new accounting principle will have a material effect on its financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for the Company’s financial statements for the year beginning on July 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s financial condition, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. Any difference between the tax position taken in the tax return and the tax position recognized in the financial statements using the criteria above results in the recognition of a liability in the financial statements for the unrecognized benefit. Similarly, if a tax position fails to meet the more-likely-than-not recognition threshold, the benefit taken in tax return will also result in the recognition of a liability in the financial statements for the full amount of the unrecognized benefit.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1: Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued

FIN 48 will be effective for fiscal years beginning after December 15, 2006 (including the first interim period for calendar year companies) and the provisions of FIN 48 will be applied to all tax positions under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not anticipate that the adoption of this new accounting principle will have a material effect on its financial position, results of operations or cash flows.

Reclassifications

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

NOTE 2: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:

	2007	2006
(In Thousands)
Weighted average shares outstanding during the year on which basic earnings per share is calculated	1,073	1,078
Add: weighted average of stock held in treasury	137	127
Average outstanding shares on which diluted earnings per share is calculated	1,210	1,205

Net income applicable to common stockholders	$1,778	$1,785
Basic earnings per share	$1.66	$1.66
Diluted earnings per share	$1.47	$1.48

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 3: Securities — continued

	June 30, 2007
(Dollars in Thousands) Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government and agency	$3,690	$5	$(52)	$3,643
Municipal obligations	21,198	58	(528)	20,728
Corporate obligations	13,847	—	(224)	13,623
Mortgage-backed securites	8,107	3	(238)	7,872
CMOs	17,408	4	(337)	17,075
Corporate preferred stock	2,000	—	(167)	1,833
Total securities available for sale	$66,250	$70	$(1,546)	$64,774

Held to Maturity
Municipal obligations	$826	$9	$—	$835
Mortgage-backed securites	95	—	—	95
Total securities held to maturity	$921	$9	$—	$930

	June 30, 2006
(Dollars in Thousands) Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government and agency	$7,448	$6	$(158)	$7,296
Municipal obligations	17,471	67	(395)	17,143
Corporate obligations	16,059	—	(442)	15,617
Mortgage-backed securites	6,949	2	(204)	6,747
CMOs	16,330	—	(513)	15,817
Corporate preferred stock	1,800	—	(222)	1,578
Total securities available for sale	$66,057	$75	$(1,934)	$64,198

Held to Maturity
Municipal obligations	$828	$14	$(2)	$840
Mortgage-backed securites	190	—	—	190
Total securities held to maturity	$1,018	$14	$(2)	$1,030

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 3: Securities - continued

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $27,996 and $9,286 for the years ended June 30, 2007 and 2006, respectively. Gross recognized losses on securities available-for-sale were $32,332 and $9,893 for the years ended June 30, 2007 and 2006, respectively.

The amortized cost and estimated fair value of securities at June 30, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2007
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$150	$150	$6,953	$6,868
Due from one to five years	411	414	9,276	9,101
Due from five to ten years	265	271	3,483	3,385
Due after ten years	—	—	19,023	18,640
	826	835	38,735	37,994

Mortgage-backed	95	95	8,107	7,872
CMOs	—	—	17,408	17,075
Corporate preferred stock	—	—	2,000	1,833
Total	$921	$930	$66,250	$64,774

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

At June 30, 2007 and 2006, securities with a carrying value of $24,452,665 and $9,055,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 3: Securities - continued

The following table discloses, as of June 30, 2007 and 2006, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	June 30, 2007
	Less than 12 months		12 months or longer
(Dollars in Thousands)	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government and agency	$—	$—	$2,820	$52
Municipal obligations	12,338	369	4,023	159
Corporate obligations	4,075	75	9,548	149
Mortgage-backed & CMOs	6,617	183	15,292	392
Corporate preferred stock	380	20	1,453	147
Total	$23,410	$647	$33,136	$899

	June 30, 2006
U.S. Government and agency	$1,319	$12	$4,755	$146
Municipal obligations	10,619	305	2,052	92
Corporate obligations	—	—	15,617	441
Mortgage-backed & CMOs	3,826	67	18,433	651
Corporate preferred stock	—	—	1,578	222
Total	$15,764	$384	$42,435	$1,552

The table above shows the Company’s investment gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2007 and 2006. 168 and 180 securities are in an unrealized loss position as of June 30, 2007 and 2006, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 3: Securities - continued

At June 30, 2007, sixty U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of less than 3% from the Company’s amortized cost basis. These unrealized losses are principally due to rising interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2007, eighty-eight mortgage backed and CMO securities have unrealized losses with aggregate depreciation of 3% from the Company’s cost basis. These unrealized losses are principally due to rising interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2007, sixteen corporate obligations have unrealized losses with aggregate depreciation of 2% from the Company’s cost basis. These unrealized losses are principally due to rising interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2007, four corporate preferred stocks have unrealized losses with aggregate depreciation of 8% from the Company’s cost basis. These unrealized losses are principally due to rising interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 4: Loans

A summary of the balances of loans follow:

	June 30,
	2007	2006
(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1–4 family)	$81,958	$75,913
Commercial real estate	25,621	18,648
Real estate construction	8,253	6,901
Other loans:
Home equity	24,956	20,191
Consumer	11,438	11,820
Commercial	6,366	7,861
Subtotal	158,592	141,334
Less: Allowance for loan losses	(518)	(535)
Deferred loan fees, net	66	59
Total loans, net	$158,140	$140,858

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $21,470 and $345,000 at June 30, 2007 and 2006, respectively. Interest income not accrued on these loans and cash interest income was immaterial for the years ended June 30, 2007 and 2006. The allowance for loan losses on nonaccrual loans as of June 30, 2007 and 2006 was $35,509 and $31,488, respectively. The Company expects to collect all amounts due on nonaccrual loans, including interest accrued at contractual rates. Accordingly, there are no loans considered impaired at June 30, 2007 and 2006. As of June 30, 2007 and 2006, the Company had $191,000 and $144,000, respectively, of loans past due greater than ninety days that were still accruing interest.

The following is a summary of changes in the allowance for loan losses:

	June 30,
	2007	2006
(Dollars in Thousands)
Balance at beginning of period	$535	$573
Reclassification to repossessed property reserve	—	(15)
Provision for loan losses	—	—
Loans charged off	(29)	(48)
Recoveries of loans previously charged off	12	25
Balance at end of period	$518	$535

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 4: Loans - continued

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers of the Company at June 30, 2007 and 2006, were $152,901and $135,172, respectively. During the year ended June 30, 2007, total principal additions amounted to $51,433, and total principal payments amounted to $69,162. Interest income from these loans was $8,905 and $11,136 for the years ended June 30, 2007 and 2006, respectively.

NOTE 5: Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $194,624,000 and $197,773,000 at June 30, 2007 and 2006, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1,946,000 and $1,518,000 at June 30, 2007 and 2006, respectively.

The following is a summary of activity in mortgage servicing rights and the valuation allowance:

	Years Ended June 30,
	2007	2006
(Dollars in Thousands)
Mortgage servicing rights
Balance at beginning of period	$1,722	$1,903
Mortgage servicing rights capitalized	211	174
Amortization of mortgage servicing rights	(305)	(355)
Balance at end of period	1,628	1,722
Valuation allowance
Balance at beginning of period	—	46
Provision (credited) to operations	—	(46)
Balance at end of period	—	—
Net mortgage servicing rights	$1,628	$1,722

The fair values of these rights were $2,114,000 and $2,043,000 at June 30, 2007 and June 30, 2006, respectively. The fair value of servicing rights was determined using discount rates ranging from 10% to 18%, prepayment speeds ranging from 111% to 329%, depending on stratification of the specific right. The fair value was also adjusted for the affect of potential past dues and foreclosures.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	June 30,
	2007	2006
(Dollars in Thousands)
Land, buildings, and improvements	$8,094	$7,991
Furniture and equipment	4,231	4,042
	12,325	12,033
Accumulated depreciation	(6,519)	(6,071)
	$5,806	$5,962

Depreciation expense totaled $482,580 and $509,170 for the years ended June 30, 2007 and 2006, respectively.

NOTE 7: Deposits

Deposits are summarized as follows:

	June 30,
	2007	2006
(Dollars in Thousands)
Noninterest checking	$13,694	$12,575
Interest bearing checking (0.21%, 0.20%)	30,953	29,571
Passbook savings (0.65%, 0.65%)	22,521	24,438
Money market accounts (2.12%, 1.93%)	23,292	29,129
Time certificates of deposits (2007–2.71%–5.35%, 2006–2.13%–5.07%)	89,187	78,629
	$179,647	$174,342

The weighted average cost of funds was 2.64% and 2.05% at June 30, 2007 and 2006, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 7: Deposits - continued

At June 30, 2007, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)
Within one year	$74,365
One to two years	13,499
Two to three years	930
Three to four years	384
Thereafter	9
Total	$89,187

Interest expense on deposits is summarized as follows:

	Years Ended June 30,
	2007	2006
(Dollars in Thousands)
Checking	$64	$55
Passbook savings	151	164
Money market accounts	525	492
Time certificates of deposits	3,451	2,300
	$4,191	$3,011

Effective April 1, 2006 FDIC insurance increased to $250,000 for qualified retirement accounts. For nonqualified retirement accounts, the coverage remains at $100,000. At June 30, 2007 and 2006, the Company held $34,859,000 and $31,403,000, respectively, in non-retirement deposit accounts that included balances in excess of $100,000 or more. At June 30, 2007 and 2006, the Company held $275,000 and $276,000, respectively, in qualified retirement deposit accounts that included balances in excess of $250,000. Deposit amounts above $100,000, and $250,000 for retirement accounts may not be insured by the FDIC, depending upon the underlying ownership of the account.

At June 30, 2007 and 2006, the Company reclassified $21,322 and $20,260, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at June 30, 2007 and 2006, were $289,049 and $543,063, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 8: Advances from the Federal Home Loan Bank and other borrowings

Advances from the Federal Home Loan Bank of Seattle and other borrowings mature as follows: June 30,

	June 30,
	2007	2006
(Dollars in Thousands)
Within one year	$2,000	$16,371
One to two years	2,000	2,000
Two to three years	7,000	2,000
Three to four years	—	2,000
Four to five years	19,000	—
Thereafter	—	—
Total	$30,000	$22,371

Federal Home Loan Advances

The advances are due at maturity, with the exception of a $5,000,000 advance that is callable at the FHLB of Seattle’s option. This advance was called on August 1, 2007. The advances are subject to prepayment penalties. The interest rates on advances are fixed, with the exception of one advance which is adjustable (tied to the three month LIBOR). The advances are collateralized by investment securities pledged to the FHLB of Seattle and a blanket pledge of the Bank’s 1-4 family residential mortgage portfolio. The carrying value of the securities collateralized for these advances was $5,281,282 as of June 30, 2007. At June 30, 2007 and 2006, the Company exceeded the collateral requirements of the FHLB. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding line available to the Company at June 30, 2007, was 30% of total Bank assets, or approximately $72,091,000. The balance of advances was $16,000,000 and $22,371,000 at June 30, 2007 and 2006, respectively.

Other Borrowings

The Bank had $14,000,000 in structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at June 30, 2007. These agreements are collateralized by corporate and municipal securities. The carrying value of these securities was $17,214,907 as of June 30, 2007. These agreements include terms, under certain conditions, which allow PNC to exercise a call option.

Federal Funds Purchased

During the year the Bank obtained a $6,000,000 Federal Funds line of credit with PNC. The balance was $3,800,000 at June 30, 2007.

For all borrowings the weighted average interest rate for advances at June 30, 2007 and 2006 was 4.90% and 4.96% respectively. The weighted average amount outstanding was $29,071,000 and $12,665,000 for the years ended June 30, 2007 and 2006, respectively.

The maximum amount outstanding at any month-end was $36,695,185 and $22,602,000 during the years ended June 30, 2007 and 2006, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

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

For the years ended June 30, 2007 and June 30, 2006, interest expense on the subordinated debentures was $309,000 and 235,000, respectively.

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

NOTE 11: Income Taxes

The components of the Company’s income tax provision are as follows:

	Years Ended June 30,
	2007	2006
(Dollars in Thousands)
Current
U.S. federal	$492	$531
Montana	154	143
	646	674
Deferred
U.S. federal	(76)	(37)
Montana	(16)	(8)
	(92)	(45)
Total	$554	$629

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 11: Income Taxes - continued

The nature and components of deferred tax assets and liabilities, which are a component of other assets in 2007 and 2006 in the accompanying statement of financial condition, are as follows:

	June 30,
	2007	2006
(Dollars in Thousands)
Deferred tax assets:
Deferred compensation	$323	$307
Loans receivable	57	56
Securities available for sale	548	702
Other	23	18
Total deferred tax assets	951	1,083
Deferred tax liabilities:
Premises and equipment	175	227
Deferred loan fees	12	22
FHLB stock	490	490
Unrealized gain on hedging	7	6
Other	—	17
Total deferred tax liabilities	684	762
Net deferred tax asset	$267	$321

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

A reconciliation of the Company’s effective income tax provision to the statutory federal income tax rate is as follows:

	Years Ended June 30,
	2007	2006
(Dollars in Thousands)
Federal income taxes at the statutory rate of 34%	$793	$821
State income taxes	138	135
Nontaxable income	(333)	(312)
Other, net	(44)	(15)

Income tax expense	$554	$629

Effective tax rate	23.8%	26.1%

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 11: Income Taxes - continued

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. Retained earnings include approximately $915,000 at June 30, 2007 and 2006, for which federal income tax has not been provided.

NOTE 12: Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income” that are reported directly in stockholders’ equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available-for-sale.

The Company's other comprehensive income (loss) is summarized as follows for the years ended June 30:

	2007	2006
(Dollars in Thousands)
Net unrealized holding gain or loss arising during the year:
Available for sale securities, net of related income tax (benefit) expense of $144 and $(480), respectively	$239	$(788)
Forward delivery commitments, net of related income tax (benefit) expense of $(1) and $(5), respectively	2	(7)
Reclassification adjustment for net realized gain included in net income, net of related income tax expense (benefit) of $(2) and $0, respectively	(2)	—
Other comprehensive (loss) income	$239	$(795)

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 13: Supplemental Cash Flow Information

	Years Ended June 30,
	2007	2006
(Dollars in Thousands)
Supplemental Cash Flow Information
Cash paid during the year for interest	$6,018	$3,948
Cash paid during the year for income taxes	531	640
Non-Cash Investing Activities
Decrease (increase) in market value of securities available for sale	$(382)	$1,265
Mortgage servicing rights capitalized	211	174
ESOP shares released	149	150

NOTE 14: Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2007 and 2006, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision (“OTS”) (as of June 4, 2007) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below. The Bank’s actual capital amounts (in thousands) and ratios are presented in the table below:

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 14: Regulatory Capital Requirements - continued

(Dollars in Thousands)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2007:
Total Risk-based Capital to Risk Weighted Assets
Consolidated	$30,382	17.30%	$14,048	8.00%	$	N/A	N/A
Bank	25,797	14.78	13,967	8.00		17,459	10.00

Tier I Capital to
Risk Weighted Assets
Consolidated	29,899	17.03	7,024	4.00		N/A	N/A
Bank	25,314	14.50	6,984	4.00		21,691	6.00

Tier I Capital to
Adjusted Total Assets
Consolidated	29,899	12.15	7,375	3.00		N/A	N/A
Bank	25,314	10.48	7,246	3.00		12,076	5.00

Tangible Capital to
Adjusted Total Assets
Consolidated	29,899	12.15	3,687	1.50		N/A	N/A
Bank	25,314	10.48	3,623	1.50		N/A	N/A

June 30, 2006:
Total Risk-based Capital to Risk Weighted Assets
Consolidated	29,212	17.93	13,035	8.00		N/A	N/A
Bank	25,590	15.79	12,961	8.00		16,202	10.00

Tier I Capital to
Risk Weighted Assets
Consolidated	28,554	17.52	6,518	4.00		N/A	N/A
Bank	25,087	15.48	6,481	4.00		9,721	6.00

Tier I Capital to
Adjusted Total Assets
Consolidated	28,554	12.52	6,481	3.00		N/A	N/A
Bank	25,087	11.16	6,742	3.00		11,237	5.00

Tangible Capital to
Adjusted Total Assets
Consolidated	28,554	12.52	3,420	1.50		N/A	N/A
Bank	25,087	11.16	3,371	1.50		N/A	N/A

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 14: Regulatory Capital Requirements - continued

A reconciliation of the Bank’s capital (in thousands) determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

	June 30,
	2007	2006
(Dollars in Thousands)
Capital determined by generally accepted accounting principles	$24,595	$24,144
Unrealized loss on securities available-for-sale	826	1,091
Unrealized loss on equity securities	(96)	(138)
Unrealized gain on forward delivery commitments	(11)	(10)
Tier I (core) capital	25,314	25,087
General allowance for loan losses	483	503

Total risk based capital	$25,797	$25,590

Dividend Limitations

Under OTS regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years. Dividends in excess of such amount require OTS approval. The Bank has paid dividends totaling $1,716,904 and $1,433,000 to the Company during the years ended June 30, 2007, and 2006, respectively. The Company had paid four quarterly dividends of $0.22 per share to its shareholders for the year ended June 30, 2007, and four quarterly dividends of $0.20 per share to its shareholders for the year ended June 30, 2006.

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

NOTE 15: Related Party Transactions

The Bank has contracted with a subsidiary of a company which is partially owned by one of the Company’s directors. The Bank paid $21,885 during the year ended June 30, 2007 for support services, and an additional $94,056 for computer hardware and software used by the Bank for its computer network. For the year ended June 30, 2006, expenditures were $33,500 for support services and $20,454 for computer hardware and software.

During the current fiscal year the Bank also made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building. At June 30, 2007 $1,489,097 had been disbursed.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 16: Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution, limited to a maximum of 15% of qualified employees’ salaries, is determined by the Board of Directors. Profit sharing expense was $148,730 and $145,230 for the years ended June 30, 2007 and 2006, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board of Directors, the Company may match up to 50% of participants’ contributions up to a maximum of 4% of participants’ salaries. For the years ended June 30, 2007 and 2006, the Company’s match totaled $38,439 and $39,484, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended June 30, 2007 and 2006, the total expense was $93,646 and $92,159, respectively. The Company has recorded a liability for the deferred compensation plan of $858,433 and $813,050 at June 30, 2007 and 2006, respectively, which is included in the balance of accrued expenses and other liabilities.

Employee Stock Ownership Plan

The Company has established an ESOP for eligible employees who meet certain age and service requirements. At inception the ESOP borrowed $368,048 from Eagle Bancorp and used the funds to purchase 46,006 shares of common stock in the offering. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan that has a ten-year term and bears interest at 8%. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

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

Total ESOP expenses of $134,713 and $134,832 were recognized in fiscal 2007 and 2006, respectively, for 4,600 shares committed to be released to participants during the years ended June 30, 2007 and 2006 with respect to the plan years ending December 31, 2006 and 2005. The cost of the 11,506 ESOP shares ($92,048 at June 30, 2007) that have not yet been allocated or committed to be released to participants is deducted from stockholders’ equity. The fair value of these shares was approximately $376,250 at that date.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 16: Employee Benefits - continued

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

During fiscal 2007 and 2006, 0 and 4,600 shares vested, respectively and were removed from treasury stock resulting in compensation expense of $0 and $26,450, respectively.

There were no stock options granted under the Plan as of June 30, 2007.

NOTE 17: Financial Instruments and Off-Balance-Sheet Activities

All financial instruments held or issued by the Company are held or issued for purposes other than trading. In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and forward delivery commitments for the sale of whole loans to the secondary market.

Commitments to extend credit – In response to marketplace demands, the Company routinely makes commitments to extend credit for fixed rate and variable rate loans with or without rate lock guarantees. When rate lock guarantees are made to customers, the Company becomes subject to market risk for changes in interest rates that occur between the rate lock date and the date that a firm commitment to purchase the loan is made by a secondary market investor.

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

The notional amount of the Company’s commitments to extend credit at fixed and variable interest rates were approximately $5,823,000 and $3,326,000 at June 30, 2007 and 2006, respectively. Fixed rate commitments are extended at rates ranging from 4.75% to 8.25% and 5.00% to 7.90% at June 30, 2007 and 2006, respectively. The Company has lines of credit representing credit risk of approximately $36,092,000 and $29,793,000 at June 30, 2007 and 2006, respectively, of which approximately $18,047,000 and $14,263,000 had been drawn at June 30, 2007 and 2006, respectively. The Company has credit cards issued representing credit risk of approximately $624,000 and $596,000 at June 30, 2007 and 2006, respectively, of which approximately $23,000 and $21,000 had been drawn at June 30, 2007 and 2006, respectively. The Company has letters of credits issued representing credit risk of approximately $1,532,000 and $1,226,000 at June 30, 2007 and 2006, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 17: Financial Instruments and Off-Balance-Sheet Activities- continued

Forward delivery commitments – The Company uses mandatory sell forward delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments on certain mortgage loans held-for-sale. Gains and losses in the items hedged are deferred and recognized in other comprehensive income until the commitments are completed. At the completion of the commitments the gains and losses are recognized in the Company’s income statement

As of June 30, 2007 and 2006, the Company had entered into commitments to deliver approximately $1,201,000 and $918,000 respectively, in loans to various investors, all at fixed interest rates ranging from 2.75% to 6.50% and 5.00% to 6.50%, at June 30, 2007 and 2006, respectively. The Company had approximately $18,000 and $15,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2007 and 2006, respectively. The total amount of the gain is expected to be taken into income within the next twelve months.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2007.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

NOTE 18: Fair Value of Financial Instruments

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 18: Fair Value of Financial Instruments - continued

	June 30,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$3,069	$3,069	$2,871	$2,871
Securities available-for-sale	64,774	64,774	64,198	64,198
Securities held-to-maturity	921	930	1,018	1,030
FHLB stock	1,315	1,315	1,315	1,315
Mortgage loans held-for-sale	1,175	1,175	918	918
Loans receivable, net	158,140	157,883	140,858	139,720
Mortgage servicing rights	1,628	2,114	1,722	2,043
Cash value of life insurance	5,764	5,764	5,230	5,230
Financial Liabilities:
Deposits	90,460	90,460	95,713	95,713
Time certificates of deposit	89,187	88,144	78,629	77,125
Advances from the FHLB	30,000	29,717	22,371	22,216
Subordinated debentures	5,155	5,007	5,155	4,451

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.

Cash and interest-bearing accounts – The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Investment securities and stock in the FHLB – The fair value of investment securities is estimated based on bid quotations received from securities dealers. The fair value of stock in the FHLB approximates redemption value.

Loans receivable and mortgage loans held-for-sale – Fair values are estimated by stratifying the loan portfolio into groups of loans with similar financial characteristics. Loans are segregated by type such as real estate, commercial, and consumer, with each category further segmented into fixed and adjustable rate interest terms.

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
June 30, 2007 and 2006

NOTE 18: Fair Value of Financial Instruments - continued

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

Mortgage servicing rights – Fair values are estimated by stratifying the mortgage servicing portfolio into groups of loans with similar financial characteristics, such as loan type, interest rate, and expected maturity. The Company obtains market survey data estimates and bid quotations from secondary market investors who regularly purchase mortgage servicing rights. Assumptions regarding loan payoffs are determined using historical information on segmented loan categories for nonspecific borrowers.

Cash surrender value of life insurance – The carrying amount for cash surrender value of life insurance approximates fair value as policies are recorded at redemption value.

Deposits and time certificates of deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand. The fair value of time certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2007, if the borrowings repriced according to their stated terms.

NOTE 19: Condensed Parent Company Financial Statements

Set forth below is the condensed statements of financial condition as of June 30, 2007 and 2006, of Eagle Bancorp together with the related condensed statements of income and cash flows for the years ended June 30, 2007 and 2006.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 19: Condensed Parent Company Financial Statements - continued

Condensed Statements of Financial Condition
(Dollars in Thousands)

	2007	2006
Assets
Cash and cash equivalents	$90	$315
Securities available for sale	4,108	2,778
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in American Federal Savings Bank	24,596	24,145
Other assets	307	320
Total assets	$29,256	$27,713

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	13	13
Long-term subordinated debt	5,155	5,155
Stockholders’ Equity	24,088	22,545
Total liabilities and stockholders’ equity	$29,256	$27,713

Condensed Statements of Income
(Dollars in Thousands)

	2007	2006
Interest income	$162	$88
Interest expense	(311)	(257)
Noninterest expense	(123)	(114)
Loss before income taxes	(272)	(283)
Income tax benefit	(149)	(135)
Loss before equity in undistributed earnings of American Federal Savings Bank	(123)	(148)
Equity in undistributed earnings of American Federal Savings Bank	1,901	1,933
Net income	$1,778	$1,785

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 19: Condensed Parent Company Financial Statements - continued

Condensed Statements of Cash Flow
(Dollars in Thousands)

	2007	2006
Cash flows from operating activities
Net income	$1,778	$1,785
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of American Federal Savings Bank	(1,901)	(1,933)
Restricted stock awards	—	53
Other adjustments, net	10	(158)
Net cash used in operating activities	(113)	(253)

Cash flows from investing activities
Cash contribution from American Federal Savings Bank	1,717	1,433
Activity in available for sale securities
Sales	—	—
Maturities, prepayments and calls	30	34
Purchases	(1,382)	(2,795)
Investment in Eagle Bancorp Statutory Trust I	—	(155)
Net cash provided by (used in) investing activities	365	(1,483)

Cash flows from financing activities
ESOP payments and dividends	146	152
Payments to purchase treasury stock	(238)	(554)
Net changes in notes payable advances	—	(2,500)
Proceeds from subordinated debentures	—	5,155
Dividends paid	(386)	(359)
Net cash (used in) provided by financing activities	(478)	1,894

Net change in cash and cash equivalents	(226)	158
Cash and cash equivalents at beginning of period	316	157

Cash and cash equivalents at end of period	$90	$315

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 20: Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2007 and 2006:

	Year ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in Thousands, except per share data)
Interest and dividend income	$2,994	$3,102	$3,260	$3,288
Interest expense	1,340	1,472	1,532	1,615
Net interest income	1,654	1,630	1,728	1,673
Non interest income	537	592	544	588
Non interest expense	1,616	1,661	1,660	1,677
Income before income tax expense	575	561	612	584
Income tax expense	153	100	159	142
Net income	$422	$461	$453	$442

Comprehensive income (loss)	$670	$55	$156	$(642)
Basic earnings per common share	$0.39	$0.43	$0.42	$0.41
Diluted earnings per common share	$0.35	$0.38	$0.37	$0.37

	Year ended June 30, 2006
Interest and dividend income	$2,438	$2,586	$2,661	$2,814
Interest expense	768	896	981	1,140
Net interest income	1,670	1,690	1,680	1,674
Non interest income	643	517	474	531
Non interest expense	1,592	1,637	1,634	1,602
Income before income tax expense	721	570	520	603
Income tax expense	222	125	117	165
Net income	$499	$445	$403	$438

Comprehensive loss	$(183)	$(226)	$(33)	$(353)
Basic earnings per common share	$0.46	$0.41	$0.37	$0.41
Diluted earnings per common share	$0.41	$0.37	$0.33	$0.36

NOTE 21: Subsequent Events

The Board announced on July 19, 2007 the declaration of a cash dividend of $0.24 per share for the fourth quarter. It is payable August 24, 2007 to shareholders of record at the close of business August 3, 2007. Eagle Financial MHC, Eagle Bancorp’s mutual holding company, has waived its right to receive dividends on the 648,493 shares of Eagle Bancorp that Eagle Financial MHC holds.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP /s/ Larry A. Dreyer Larry A. Dreyer Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Larry A. Dreyer Larry A. Dreyer	Chief Executive Officer Director (Principal Executive Officer)	9/14/07

/s/ Peter J. Johnson Peter J. Johnson	President	9/14/07

/s/ Clinton J. Morrison Clinton J. Morrison	Senior Vice President and Chief Financial Officer	9/14/07

/s/ Robert L. Pennington Robert L. Pennington	Chairman	9/14/07

/s/ Charles G. Jacoby Charles G. Jacoby	Vice Chairman	9/14/07

/s/ Don O. Campbell Don O. Campbell	Director	9/14/07

/s/ Lynn E. Dickey Lynn E. Dickey	Director	9/14/07

/s/ James A. Maierle James A. Maierle	Director	9/14/07

/s/ Thomas J. McCarvel Thomas J. McCarvel	Director	9/14/07

This Page Intentionally Left Blank