Form 10QSB
period 2007-09-30
EAGLE BANCORP/MT
filed 2007-11-09
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	1,079,822 shares outstanding

As of November 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

EAGLE BANCORP AND SUBSIDIARY

PAGE

PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,021	$2,709
Interest-bearing deposits with banks	198	360
Total cash and cash equivalents	3,219	3,069

Investment securities FAS 159, at market value	1,792	0
Investment securities available-for-sale, at market value	61,275	64,774
Investment securities held-to-maturity, at cost	748	921
Investment in nonconsolidated subsidiary	155	155
Federal Home Loan Bank stock, at cost	1,315	1,315
Mortgage loans held-for-sale	2,720	1,175
Loans receivable, net of deferred loan fees and allowance for loan losses of
$518 at September 30, 2007 and $518 at June 30, 2007	161,942	158,140
Accrued interest and dividends receivable	1,336	1,333
Mortgage servicing rights, net	1,644	1,628
Property and equipment, net	5,781	5,806
Cash surrender value of life insurance	5,813	5,764
Real estate acquired in settlement of loans, net of allowance for losses	0	0
Other assets	316	606
Total assets	$248,056	$244,686

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$14,688	$13,694
Interest bearing	166,793	165,953
Federal funds purchased	0	3,800
Advances from Federal Home Loan Bank and other borrowings	34,000	30,000
Long-term subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	2,525	1,996
Total liabilities	223,161	220,598
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,083,107 and 1,084,357 outstanding at September 30, 2007 and June 30, 2007, respectively)	12	12
Additional paid-in capital	4,414	4,387
Unallocated common stock held by employee stock ownership plan ("ESOP")	(82)	(92)
Treasury stock, at cost (140,465 and 139,215 shares at September 30, 2007 and
June 30, 2007, respectively	(4,801)	(4,759)
Retained earnings	25,704	25,448
Accumulated other comprehensive loss	(352)	(908)
Total stockholders' equity	24,895	24,088

Total liabilities and stockholders' equity	$248,056	$244,686

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2007 and 2006
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,668	$2,311
Interest on deposits with banks	7	12
Securities held-to-maturity	9	11
Securities available-for-sale	722	660
FHLB dividends	2	0
Total interest and dividend income	3,408	2,994

Interest Expense:
Deposits	1,185	934
FHLB advances and other borrowings	439	331
Subordinated debentures	75	75
Total interest expense	1,699	1,340

Net interest income	1,709	1,654
Loan loss provision	0	0
Net interest income after loan loss provision	1,709	1,654

Noninterest income:
Net gain on sale of loans	199	119
Demand deposit service charges	166	135
Mortgage loan servicing fees	133	138
Net gain on sale of available-for-sale securities	0	0
Net loss on securities FAS 159	(41)	0
Other	127	145
Total noninterest income	584	537

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the Three Months Ended September 30, 2007 and 2006
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)
Noninterest expense:
Salaries and employee benefits	946	838
Occupancy expenses	135	142
Furniture and equipment depreciation	71	79
In-house computer expense	74	71
Advertising expense	63	93
Amortization of mtg servicing fees	66	76
Federal insurance premiums	5	6
Postage	23	18
Legal, accounting, and examination fees	56	58
Consulting fees	15	16
ATM processing	14	12
Other	200	207
Total noninterest expense	1,668	1,616

Income before provision for income taxes	625	575

Provision for income taxes	161	153

Net income	$464	$422

Basic earnings per share	$0.43	$0.39

Diluted earnings per share	$0.38	$0.35

Weighted average shares outstanding (basic eps)	1,072,441	1,073,660

Weighted average shares outstanding (diluted eps)	1,212,458	1,207,858

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2007 (Unaudited)
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME	TOTAL

Balance, June 30, 2007	$—	$12	$4,387	$(92)	$(4,759)	$25,448	$(908)	$24,088

Net income	—	—	—	—	—	464	—	464
Other comprehensive income	—	—	—	—	—	—	556	556

Total comprehensive income	—	—	—	—	—	—	—	1,020

Dividends paid ($.24 per share)	—	—	—	—	—	(105)	—	(105)

Treasury stock purchased (1,250 shares @ $33.00)	—	—	—	—	(42)	—	—	(42)

FAS 159 Adjustment						(103)

ESOP shares allocated or committed to be released for allocation (1,150 shares)	—	—	27	10	—	—	—	37

Balance, September 30, 2007	$—	$12	$4,414	$(82)	$(4,801)	$25,704	$(352)	$24,895

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$464	$422
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	116	130
Net amortization of marketable securities premium and discounts	64	174
Amortization of capitalized mortgage servicing rights	66	76
Gain on sale of loans	(199)	(119)
Increase in cash surrender value of life insurance	(49)	(45)
Loss in investment securities, FAS 159	41	—
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(3)	(94)
Loans held-for-sale	(1,327)	(1,371)
Other assets	210	386
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	372	304
Net cash used in operating activities	(245)	(137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(1,858)	(3,295)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	173	29
Investment securities available-for-sale	4,168	3,745
Proceeds from sales of investment securities available-for-sale	—	—
Net increase in loans receivable, excludes transfers to real estate acquired in settlement of loans	(3,886)	(3,976)
Purchase of property and equipment	(91)	(103)
Net cash used in investing activities	(1,494)	(3,600)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$1,836	$1,820
Net decrease in federal funds	(3,800)	(2,375)
Payments on FHLB advances and other borrowings	(5,000)	(6,167)
FHLB advances and other borrowings	9,000	12,000
Issue of subordinated debentures	—	—
Purchase of treasury stock	(42)	(133)
Dividends paid	(105)	(97)
Net cash provided by financing activities	1,889	5,048

Net increase in cash and cash equivalents	150	1,311

CASH AND CASH EQUIVALENTS, beginning of period	3,069	2,871

CASH AND CASH EQUIVALENTS, end of period	$3,219	$4,182

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,640	$1,484

Cash paid during the period for income taxes	$109	$—

NON-CASH INVESTING ACTIVITIES:
Increase in market value of securities available-for-sale	$(708)	$(1,055)

Mortgage servicing rights capitalized	$83	$53

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

The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2008 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2007.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	September 30, 2007 (Unaudited)			June 30, 2007 (Audited)
	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and agency obligations	$3,595	$(27)	$3,568	$3,690	$(47)	$3,643
Municipal obligations	21,788	(159)	21,629	21,198	(470)	20,728
Corporate obligations	12,280	(126)	12,154	13,847	(224)	13,623
Mortgage-backed securities	7,661	(116)	7,545	8,107	(235)	7,872
Collateralized mortgage obligations	16,553	(174)	16,379	17,408	(333)	17,075
Corporate preferred stock	—	—	0	2,000	(167)	1,833
Total	$61,877	$(602)	$61,275	$66,250	$(1,476)	$64,774
Held-to-maturity:
Municipal obligations	$676	$12	$688	$826	$9	$835
Mortgage-backed securities	72	—	72	95	—	95
Total	$748	$12	$760	$921	$9	$930

Beginning July 1, 2007 the Company elected to account for its preferred stock under SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earning when incurred. The market value of preferred stock was $1,792,000 and $1,833,000 at September 30, 2007 and July 1, 2007, respectively, resulting in a loss in value of $41,000 for the three month period ending September 30, 2007 and is included in noninterest income.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$84,885	$81,958
Commercial real estate	27,555	25,621
Real estate construction	5,648	8,253

Other loans:
Home equity	26,174	24,956
Consumer	12,116	11,438
Commercial	6,006	6,366
Total	162,384	158,592

Less: Allowance for loan losses	(518)	(518)
Add: Deferred loan fees, net	76	66
Total	$161,942	$158,140

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $85 and $21 at September 30, 2007 and June 30, 2007, respectively. Classified assets, including real estate owned, totaled $210 and $391 at September 30, 2007 and June 30, 2007, respectively.

The following is a summary of changes in the allowance for loan losses:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Balance, beginning of period	$518	$535
Reclassification to repossessed property reserve	0	0
Provision charged to operations	0	0
Charge-offs	(4)	(29)
Recoveries	4	12
Balance, end of period	$518	$518

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Noninterest checking	$14,688	$13,694
Interest-bearing checking	30,855	30,953
Passbook	23,088	22,521
Money market	20,634	23,292
Time certificates of deposit	92,216	89,187
Total	$181,481	$179,647

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2007 is computed using 1,072,441 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2006 is computed using 1,073,660 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,212,458 for the three months ended September 30, 2007 and 1,207,858 for the three months ended September 30, 2006.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid a dividend of $0.24 per share, on August 24, 2007. A dividend of $0.24 per share was declared on October 18, 2007, payable November 16, 2007 to stockholders of record on November 2, 2007. Eagle Financial MHC, Eagle's mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting on July 21, 2005, the Company's Board of Directors approved a stock repurchase program for up to 28,750 shares. This represented approximately 6% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle's benefit plans. As of November 1, 2007, all of the shares have been purchased under this program.

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

	Three Months	Year
	Ended	Ended
	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Mortgage Servicing Rights
Beginning balance	$1,628	$1,722
Servicing rights capitalized	83	211
Servicing rights amortized	(67)	(305)
Ending balance	1,644	1,628

Valuation Allowance
Beginning balance	0	0
Provision	(0)	(0)
Adjustments	0	0
Ending balance	0	0

Net Mortgage Servicing Rights	$1,644	$1,628

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. RECENTLY ISSUED PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48).” The interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions must be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold must be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold must be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The new interpretation was effective for the Bank January 1, 2007. The implementation of the provisions of the new interpretation did not have a significant impact on the Bank’s consolidated financial position or results of operations. The Bank files income tax returns in the U. S. federal jurisdiction and is no longer subject to U. S. federal income tax examinations by tax authorities for years before 2004.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Bank on July 1, 2007 and did not have a significant impact on the Bank’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Bank July 1, 2007. See Note 2 for information on the impact of the adoption of this statement.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
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

For the past three years, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio. Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner. Deposit growth will be difficult to maintain due to significant competition. Wholesale funding (which is usually more expensive than funding from retail deposits) will likely be needed to supplement it.

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Reserve’s Federal Open Market Committee (FOMC) lowered the federal funds target rate in September 2007 by 50 basis points. As a result short-term interest rates decreased resulting in a slightly upward sloping yield curve. If this continues, the Bank’s funding costs are likely to decrease and provide for a larger net interest margin as its deposits are typically priced relative to short-term rates, while the majority of its loan products are priced relative to long-term rates. The Bank has continued to reinvest investment proceeds in the loan portfolio, because as noted earlier, loans typically earn higher rates of return than investments. Additionally, many of the Bank’s investments which mature in the coming year are at low (below current market) interest rates, affording an opportunity to reinvest the proceeds at the current higher rates and increasing interest income in the coming quarters.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Financial Condition

Comparisons in this section are for the three month period ended September 30, 2007.

Total assets increased by $3.37 million, or 1.4%, to $248.06 million at September 30, 2007, from $244.69 million at June 30, 2007. Total liabilities increased by $2.56 million to $223.16 million at September 30, 2007, from $220.60 million at June 30, 2007. Total equity increased $807,000 to $24.90 million at September 30, 2007 from $24.09 million at June 30, 2007.

Loans receivable increased $3.80 million, or 2.40%, to $161.94 million at September 30, 2007 from $158.14 million at June 30, 2006. Single-family mortgage loans were the loan category with the largest increase, $2.90 million, while real estate construction loans decreased $2.60 million. Most other loan categories showed some increase. Total loan originations were $31.05 million for the three months ended September 30, 2007, with single family mortgages accounting for $20.48 million of the total. Home equity and construction loan originations totaled $5.05 million and $2.41 million, respectively, for the same period. Commercial real estate and land loan originations totaled $2.88 million. Loans held-for-sale increased to $1.55 million at September 30, 2007 from $1.18 million at June 30, 2007.

Deposits grew $1.83 million, or 1.0%, to $181.48 million at September 30, 2007 from $179.65 million at June 30, 2007. Growth in certificates of deposit and non-interest checking, and passbook savings accounts contributed to the increase in deposits. Interest checking and money market accounts declined. As stated above in the Overview section, deposit growth is expected to continue to be difficult to achieve due to the significant competition among financial institutions in our markets. Advances from the Federal Home Loan Bank and other borrowings increased $4.0 million, or 13.3%, to $34.0 million from $30.0 million.

The growth in total equity was the result of earnings for the three months of $464,000 and a decrease in other comprehensive loss of $556,000 (mainly due to a decrease in net unrealized losses on securities available-for-sale). These were partially offset by the payment of a $0.24 per share regular cash dividend and stock repurchases.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Net Income. Eagle’s net income was $464,000 and $422,000 for the three months ended September 30, 2007, and 2006, respectively. The increase of $42,000, or 9.95%, was due to increases in non-interest income of $47,000 and net interest income of $55,000, offset by an increase in noninterest expense of $52,000. Eagle’s tax provision was $8,000 higher in the current quarter. Basic earnings per share were $0.43 for the current period, compared to $0.39 for the previous year’s period.

Net Interest Income. Net interest income increased slightly to $1.709 million for the quarter ended September 30, 2007 from $1.654 million for the quarter ended September 30, 2006. This increase of $55,000 was the result of an increase in interest and dividend income of $414,000, partially offset by the increase interest expense of $359,000.

Interest and Dividend Income. Total interest and dividend income was $3.408 million for the quarter ended September 30, 2007, compared to $2.994 million for the quarter ended September 30, 2006, representing an increase of $414,000, or 13.83%. Interest and fees on loans increased to $2.668 million for the three months ended September 30, 2007 from $2.311 million for the same period ended September 30, 2006. This increase of $357,000, or 15.45%, was due primarily to the increase in the average balances of loans receivable for the quarter ended September 30, 2007. Average balances for loans receivable, net, for the quarter ended September 30, 2007 were $162.68 million, compared to $144.36 million for the previous year. This represents an increase of $18.32 million, or 12.69%. The average interest rate earned on loans receivable increased by 16 basis points, from 6.40% at September 30, 2006 to 6.56% at September 30, 2007. Interest and dividends on investment securities available-for-sale (AFS) increased to $722,000 for the quarter ended September 30, 2007 from $660,000 for the same quarter last year. Average balances on investments decreased to $64.78 million for the quarter ended September 30, 2007, compared to $65.44 million for the quarter ended September 30, 2006. The average interest rate earned on investments increased to 4.53% from 4.10%. Interest on securities held to maturity (HTM) decreased from $11,000 to $9,000 due to lower balances.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

 Results of Operations for the Three Months Ended September 30, 2007 and 2006 (Continued)

Interest Expense. Total interest expense increased to $1.699 million for the quarter ended September 30, 2007, from $1.340 million for the quarter ended September 30, 2006, an increase of $359,000, or 26.79%. Interest on deposits increased to $1.185 million for the quarter ended September 30, 2007, from $934,000 for the quarter ended September 30, 2006. This increase of $251,000, or 26.87%, was the result of an increase in average rates paid on deposit accounts from 2.32% at September 30, 2006 to 2.86% at September 30, 2007. Certificates of deposit and money market accounts showed increases in average rates paid while rates on passbook savings and checking accounts had changed slightly. Average balances in interest-bearing deposit accounts increased slightly to $165.47 million for the quarter ended September 30, 2007, compared to $161.48 million for the same quarter in the previous year. The significant increase in the average balance of FHLB and other borrowings resulted in an increase in interest paid on borrowings to $439,000 in the current quarter compared to $331,000 in the previous year’s quarter. The average rate paid on borrowings decreased from 5.27% last year to 5.09% this year. The average rate paid on all liabilities increased 51 basis points from the quarter ended September 30, 2006 to the quarter ended September 30, 2007.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended September 30, 2007 or the quarter ended September 30, 2006. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets declined slightly from $391,000 at June 30, 2007 to $210,000 at September 30, 2007 and total less than 0.15% of the total loan portfolio. At quarter end, the Bank had no other real estate owned.

Noninterest Income. Total noninterest income increased to $584,000 for the quarter ended September 30, 2007, from $537,000 for the quarter ended September 30, 2006, an increase of $47,000. This was the result of an increase in net gain on sale of loans and deposit service charges offset by an adjustment of $41,000 to the valuation of the Company’s preferred stock which is now being accounted for under Statement of Financial Accounting Standard (SFAS) No.159 Fair Value Option for Financial Assets and Financial Liabilities. Beginning with its new fiscal year, July 1, 2007 the Company elected to account for its preferred stock under SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earning when incurred. On July 1, 2007 a charge to retained earnings for $104,028 was recorded in accordance with the implementation of SFAS No. 159 to record the unrealized loss (net of taxes) on preferred stock at that date. Income from sale of loans increased to $199,000 from $119,000 due to higher mortgage loan originations. Demand deposit service charges increased to $166,000 from $135,000 due to increased overdraft fees. Other noninterest income decreased to $127,000 for the quarter ended September 30, 2007 from $145,000 for the quarter ended September 30, 2006. This was primarily due to a $13,000 decline in value of the $15 million notional amount ($32 thousand contract amount) interest rate cap originally purchased in February 2007.

Noninterest Expense. Noninterest expense increased by $52,000 or 3.22% to $1.668 million for the quarter ended September 30, 2007, from $1.616 million for the quarter ended September 30, 2006. This increase was primarily due to increases in salaries and employee benefits of $108,000, offset by a decrease in advertising expense of $30,000, and occupancy expense of $7,000. Advertising expense was lower due to increased promotion of checking products that occurred during the quarter ending September 30, 2006. The slowdown in mortgage loan prepayments led to a decrease in the amortization of mortgage servicing fees of $10,000. Other expense categories showed minor changes.

Income Tax Expense. Eagle’s income tax expense was $161,000 for the quarter ended September 30, 2007, compared to $153,000 for the quarter ended September 30, 2006. The effective tax rate for the quarter ended September 30, 2007 was 25.76% and was 26.61% for the quarter ended September 30, 2006.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity, Interest Rate Sensitivity and Capital Resources

The company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio was 8.83% and 17.34% for the months ended September 30, 2007 and September 30, 2006, respectively.

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

At June 30, 2007 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, worsened from the previous quarter. The Bank’s capital ratio as measured by the OTS decreased from the previous quarter. The Bank’s strong capital position mitigates its interest rate risk exposure. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of September 30, 2007, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2007, the Bank’s tangible, core, and risk-based capital ratios amounted to 10.35%, 10.35, and 14.63%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

	(Unaudited)
	At September 30, 2007
		For Capital
		Adequacy
	Dollar	Purposes
	Amount	% of Assets
Tangible capital:
Capital level	$25,273	10.35%
Requirement	3,664	1.50
Excess	$21,609	8.85%
Core capital:
Capital level	$25,273	10.35%
Requirement	7,327	3.00
Excess	$17,946	7.35%
Risk-based capital:
Capital level	$25,743	14.63%
Requirement	14,080	8.00
Excess	$11,663	6.63%

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

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

EAGLE BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Based on their evaluation, the Company’s Chief Executive Officer, Peter J. Johnson, and Chief Financial Officer, Clint J. Morrison, have concluded the Company’s disclosure controls and procedures are effective as of September 30, 2007 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.	Unregistered Sales of Equity Securities Use of Proceeds.

c.) Small Business Issuer Purchases of Equity Securities.
The following table summarizes the Company’s purchase of its common stock for the three months ended September 30, 2007.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

July 2007	None	N/A	N/A	N/A
07-01-07
07-31-07

August 2007	1,250	$33.00	1,250	4,485
08-01-07
08-31-07

September 2007	None	N/A	N/A	N/A
09-01-07
09-30-07
Total	1,250	$33.00	1,250	N/A

* The Company publicly announced a stock repurchase program on July 21, 2005. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. All of the shares had been repurchased.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

EAGLE BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

Part II - OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders.

The proxy statement for the Annual Meeting of Stockholders was mailed on September 17, 2007. The following matters were voted on at the meeting held on October 18, 2007:

1.	Election of directors for three-year terms expiring in 2010:

		For:	Against:
	Don O. Campbell	1,089,411	1,378
	Rick F. Hays	1,088,911	1,878
	Peter J. Johnson	1,090,011	778

2.	Ratification of appointment of Davis, Kinard & Co., P.C. as auditors for the fiscal year ended June 30, 2008:

		For:	Against:	Abstain:
		1,088,979	500	1,310

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1
Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Clint J. Morrison, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Peter J. Johnson, Chief Executive Officer, and Clint J. Morrison, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EAGLE BANCORP AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP

Date: November 9, 2007	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 9, 2007	By:	/s/ Clint J. Morrison
Clint J. Morrison
SVP/CFO