Form 10QSB
period 2007-12-31
EAGLE BANCORP/MT
filed 2008-02-11
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	1,078,822 shares outstanding
As of February 1, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS
PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of December 31, 2007 (unaudited) and June 30, 2007	1 and 2

	Consolidated Statements of Income for the three and six months ended December 31, 2007 and 2006 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders' Equity for the six months ended December 31, 2007 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 12

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operations	13 to 19

Item 3.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security-Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Signatures		23

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,426	$2,709
Interest-bearing deposits with banks	350	360
Total cash and cash equivalents	4,776	3,069

Investment securities FAS 159, at market value	1,401	0
Investment securities available-for-sale, at market value	61,280	64,774
Investment securities held-to-maturity, at cost	726	921
Investment in nonconsolidated subsidiary	155	155
Federal Home Loan Bank stock, at cost	1,315	1,315
Mortgage loans held-for-sale	748	1,175
Loans receivable, net of deferred loan fees and allowance for loan losses of
$515 at December 31, 2007 and $518 at June 30, 2007	164,626	158,140
Accrued interest and dividends receivable	1,352	1,333
Mortgage servicing rights, net	1,651	1,628
Property and equipment, net	6,419	5,806
Cash surrender value of life insurance	6,165	5,764
Real estate acquired in settlement of loans, net of allowance for losses	0	0
Other assets	372	606
Total assets	$250,986	$244,686

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$12,967	$13,694
Interest bearing	162,037	165,953
Federal funds purchased	0	3,800
Advances from Federal Home Loan Bank and other borrowings	43,700	30,000
Long-term subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	1,988	1,996
Total liabilities	225,847	220,598
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,079,822 and 1,084,357 outstanding at December 31, 2007 and June 30, 2007, respectively)	12	12
Additional paid-in capital	4,441	4,387
Unallocated common stock held by employee stock ownership plan ("ESOP")	(74)	(92)
Treasury stock, at cost (143,750 and 139,215 shares at December 31, 2007 and
June 30, 2007, respectively	(4,908)	(4,759)
Retained earnings	25,805	25,448
Accumulated other comprehensive loss	(137)	(908)
Total stockholders' equity	25,139	24,088

Total liabilities and stockholders' equity	$250,986	$244,686

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Interest and Dividend Income:
Interest and fees on loans	$2,751	$2,378	$5,419	$4,689
Interest on deposits with banks	27	16	34	28
Securities held-to-maturity	9	11	18	22
Securities available-for-sale	704	696	1,426	1,356
FHLB dividends	3	1	5	1
Total interest and dividend income	3,494	3,102	6,902	6,096

Interest Expense:
Deposits	1,171	1,042	2,356	1,976
FHLB advances and other borrowings	471	355	910	686
Subordinated debentures	75	75	150	150
Total interest expense	1,717	1,472	3,416	2,812

Net interest income	1,777	1,630	3,486	3,284
Loan loss provision	0	0	0	0
Net interest income after loan loss provision	1,777	1,630	3,486	3,284

Noninterest income:
Net gain on sale of loans	183	190	382	309
Demand deposit service charges	190	128	356	263
Mortgage loan servicing fees	137	133	270	271
Net gain on sale of available-for-sale securities	0	1	0	1
Net loss on securities FAS 159	(390)	0	(431)	0
Other	149	140	276	285
Total noninterest income	269	592	853	1,129

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,008	914	1,954	1,752
Occupancy expenses	130	133	265	275
Furniture and equipment depreciation	70	68	141	147
In-house computer expense	84	70	158	141
Advertising expense	70	60	133	153
Amortization of mtg servicing fees	75	73	141	149
Federal insurance premiums	5	5	10	11
Postage	33	21	56	39
Legal, accounting, and examination fees	65	66	121	124
Consulting fees	7	20	22	36
ATM processing	13	10	27	22
Other	227	221	427	428
Total noninterest expense	1,787	1,661	3,455	3,277

Income before provision for income taxes	259	561	884	1,136

Provision for income taxes	40	100	201	253

Net income	$219	$461	$683	$883

Basic earnings per share	$0.20	$0.43	$0.64	$0.72

Diluted earnings per share	$0.18	$0.38	$0.56	$0.73

Weighted average shares outstanding (basic eps)	1,070,862	1,072,540	1,071,651	1,073,100

Weighted average shares outstanding (diluted eps)	1,213,612	1,209,012	1,213,035	1,208,435

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2007 (Unaudited)
(Dollars in Thousands, Except for Per Share Data)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

Balance, June 30, 2007	$-	$12	$4,387	$(92)	$(4,759)	$25,448	$(908)	$24,088

Net income	-	-	-	-	-	683	-	683
Other comprehensive income	-	-	-	-	-	-	771	771

Total comprehensive income	-	-	-	-	-	-	-	1,454

Dividends paid ($.24 per share)	-	-	-	-	-	(209)	-	(209)

Treasury stock purchased (1,250 shares @ $33.00; 3,285 shares @ $32.75)	-	-	-	-	(149)	-	-	(149)

FAS 159 Adjustment						(117)

ESOP shares allocated or committed to be released for allocation (1,150 shares)	-	-	54	18	-	-	-	72

Balance, December 31, 2007	$-	$12	$4,441	$(74)	$(4,908)	$25,805	$(137)	$25,139

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$683	$883
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	228	249
Net amortization of marketable securities premium and discounts	113	318
Amortization of capitalized mortgage servicing rights	141	149
Gain on sale of loans	(382)	(309)
Net realized gain on sale of available-for-sale securities	-	(1)
Increase in cash surrender value of life insurance	(101)	(91)
Loss in investment securities, FAS 159	431	-
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(19)	(68)
Loans held-for-sale	807	(825)
Other assets	154	432
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	(293)	(254)
Net cash provided by operating activities	1,662	483

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(3,990)	(13,720)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	195	56
Investment securities available-for-sale	6,630	8,977
Proceeds from sales of investment securities available-for-sale	-	3,316
Net increase in loans receivable, excludes transfers to real estate acquired in settlement of loans	(6,651)	(6,610)
Purchase of property and equipment	(841)	(225)
Purchase of bank owned life insurance	(300)	(342)
Net cash used in investing activities	(4,957)	(8,548)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
		2007	2006
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$	$(4,641)	$$993
Net decrease in federal funds		(3,800)	(2,175)
Payments on FHLB advances and other borrowings		(5,000)	(9,334)
FHLB advances and other borrowings		18,700	21,000
Purchase of treasury stock		(148)	(166)
Dividends paid		(209)	(194)
Net cash provided by financing activities		4,902	10,124

Net increase in cash and cash equivalents		1,707	2,059

CASH AND CASH EQUIVALENTS, beginning of period		3,069	2,871

CASH AND CASH EQUIVALENTS, end of period		$4,776	$4,930

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest		$3,385	$2,926

Cash paid during the period for income taxes		$530	$322

NON-CASH INVESTING ACTIVITIES:
Increase in market value of securities available-for-sale		$(1,093)	$(957)

Mortgage servicing rights capitalized		$165	$108

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

The results of operations for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2008 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle's Form 10-KSB dated June 30, 2007.

 NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	December 31, 2007 (Unaudited)			June 30, 2007 (Audited)
	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and agency obligations	$3,079	$(16)	$3,063	$3,690	$(47)	$3,643
Municipal obligations	22,046	(144)	21,902	21,198	(470)	20,728
Corporate obligations	11,722	8	11,730	13,847	(224)	13,623
Mortgage-backed securities	7,457	(17)	7,440	8,107	(235)	7,872
Collateralized mortgage obligations	17,192	(47)	17,145	17,408	(333)	17,075
Corporate preferred stock	0	0	0	2,000	(167)	1,833
Total	$61,496	$(216)	$61,280	$66,250	$(1,476)	$64,774
Held-to-maturity:
Municipal obligations	$675	$15	$690	$826	$9	$835
Mortgage-backed securities	51	-	51	95	-	95
Total	$726	$15	$741	$921	$9	$930

Beginning July 1, 2007 the Company elected to account for its preferred stock under SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earnings when incurred. The market value of preferred stock was $1,401,000, $1,792,000, and $1,833,000 at December 31, 2007, September 30, 2007 and July 1, 2007, respectively, resulting in a loss in value of $390,000 and $431,000 for the three and six month periods ending December 31, 2007, respectively, and is included in noninterest income.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$86,136	$81,958
Commercial real estate	29,012	25,621
Real estate construction	6,103	8,253

Other loans:
Home equity	26,508	24,956
Consumer	11,108	11,438
Commercial	6,186	6,366

Total	165,053	158,592

Less: Allowance for loan losses	(515)	(518)
Add: Deferred loan fees, net	88	66

Total	$164,626	$158,140

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $29 and $21 at December 31, 2007 and June 30, 2007, respectively. Classified assets, including real estate owned, totaled $147 and $391 at December 31, 2007 and June 30, 2007, respectively.

The following is a summary of changes in the allowance for loan losses:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Balance, beginning of period	$518	$535
Reclassification to repossessed property reserve	0	0
Provision charged to operations	0	0
Charge-offs	(7)	(29)
Recoveries	4	12
Balance, end of period	$515	$518

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. DEPOSITS

Deposits are summarized as follows:

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Noninterest checking	$12,965	$13,694
Interest-bearing checking	31,695	30,953
Passbook	22,349	22,521
Money market	20,593	23,292
Time certificates of deposit	87,402	89,187
Total	$175,004	$179,647

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2007 is computed using 1,070,862 weighted average shares outstanding. Earnings per share for the six months ended December 31, 2007 is computed using 1,071,651 weighted average shares outstanding. Basic earnings per share for the three months ended December 31, 2006 is computed using 1,072,540 weighted average shares outstanding. Earnings per share for the nine months ended December 31, 2006 is computed using 1,073,100 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,213,612 for the three months ended December 31, 2007 and 1,213,035 for the six months ended December 31, 2007. Diluted earnings per share for the three months and six months ended December 31, 2007 is computed using 1,209,012 and 1,208,435 weighted average shares outstanding, respectively.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid two dividends of $0.24 per share on August 24, 2007, and November 16, 2007. A dividend of $0.24 per share was declared on January 17, 2008, payable February 8, 2008 to stockholders of record on January 25, 2008. Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of January 17, 2008, the Company’s Board of Directors announced a stock repurchase program for up to 28,750 shares. This represents approximately 6.7% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans. As of February 1, 2008, 1,000 shares have been repurchased.

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

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Mortgage Servicing Rights
Beginning balance	$1,628	$1,722
Servicing rights capitalized	165	211
Servicing rights amortized	(142)	(305)
Ending balance	1,651	1,628

Valuation Allowance
Beginning balance	0	0
Provision	(0)	(0)
Adjustments	0	0
Ending balance	0	0

Net Mortgage Servicing Rights	$1,651	$1,628

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

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”). The Bank is a federally chartered savings bank, engaging in typical banking activities: acquiring deposits from local markets and investing in loans and investment securities. The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense. The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by movement in interest rates. Noninterest income in the form of fee income and gain on sale of loans adds to the Bank’s income.

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

Recently, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio. Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner. Deposit growth will be difficult to maintain due to competition and more costly wholesale funding will likely be needed to supplement deposit growth.

The quarter began shortly after the Federal Reserve Bank’s Federal Open Market Committee (“FOMC”) lowered the fed funds target rate by 50 basis points in mid September. The FOMC continued to reduce the fed funds target rate during the quarter ending December 31, 2007 with two rate cuts, each by 25 basis points. More recently in January 2008, the FOMC lowered the fed funds target rate by an additional 125 basis points. As a result, the short end of the yield curve has fallen, thus bringing some steepness back into the yield curve particularly after the two year point of the curve. With this change, net interest income began to slightly increase during the quarter. Management expects this trend to continue over the next quarter, as rates on deposits and other funding sources will be priced off the lower, shorter end of the yield curve.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

Comparisons of results in this section are between the six months ended December 31, 2007 and June 30, 2007.

Total assets increased by $6.30 million, or 2.57%, to $250.99 million at December 31, 2007, from $244.69 million at June 30, 2007. Total liabilities increased by $5.25 million to $225.85 million at December 31, 2007, from $220.60 million at June 30, 2007. Total equity increased $1.05 million to $25.14 million at December 31, 2007 from $24.09 million at June 30, 2007.

Loans receivable increased $6.49 million, or 4.10%, to $164.63 million at December 31, 2007 from $158.14 million at June 30, 2007. Residential mortgage loans were the category with the largest increase, $4.18 million, and most other loan categories showed increases in the six month period. Total loan originations were $62.40 million for the six months ended December 31, 2007, with single family mortgages accounting for $35.64 million of the total. Home equity loan and construction loan originations totaled $8.54 million and $5.28 million, respectively, for the same period. Commercial real estate and land development loan originations totaled $6.29 million. Loans held for sale decreased to $748,000 at December 31, 2007 from $1.18 million at June 30, 2007. Investment securities available-for-sale (“AFS”) decreased $3.49 million, or 5.39%, to $61.28 million at December 31, 2007 from $64.77 million at June 30, 2007. Of that decrease, $1.80 million was the result of accounting for preferred stock under SFAS No. 159, which has its own line on the face of the balance sheet. Otherwise, the investment category with the largest decrease was corporate bonds, which decreased $1.89 million.

Advances and other borrowings increased $9.9 million, to $43.70 million from $33.80 million, while deposits decreased $4.64 million. Certificates of deposit and money market accounts were the categories of deposits which declined most significantly, while interest bearing checking increased. The certificates of deposit decrease was $1.79 million and included a cancellation by the Bank of a $4.4 million brokered certificate of deposit. The bank had no brokered deposits as of December 31, 2007

Total equity increased as a result of net income of $683,000, and a decrease in other comprehensive loss of $771,000 (due to a decrease in net unrealized loss on securities available-for-sale) offset by purchases of treasury stock and the payment of two quarterly $0.24 per share regular cash dividends.

Results of Operations for the Three Months Ended December 31, 2007 and 2006

Net Income. Eagle’s net income was $219,000 and $461,000 for the three months ended December 31, 2007, and 2006, respectively. The decrease of $242,000, or 52.49%, was due to a decrease in noninterest income of $323,000, offset by a increase in net interest income of $147,000 and an increase in noninterest expense of $126,000. Eagle’s tax provision was $60,000 lower in the current quarter. Basic earnings per share were $0.20 for the current period, compared to $0.43 for the previous year’s period. The decrease in net income was significantly impacted by the recognition of loss in market value on certain preferred stock held in the Company’s investment portfolio.

Net Interest Income. Net interest income increased to $1.777 million for the quarter ended December 31, 2007, from $1.630 million for the previous year’s quarter. This increase of $147,000 was the result of an increase in interest expense of $245,000 offset by the increase in interest and dividend income of $392,000.

Interest and Dividend Income. Total interest and dividend income was $3.494 million for the quarter ended December 31, 2007, compared to $3.102 million for the quarter ended December 31, 2006, representing an increase of $392,000, or 12.64%. Interest and fees on loans increased to $2.751 million for the three months ended December 31, 2007 from $2.378 million for the same period ended December 31, 2006. This increase of $373,000, or 15.69%, was due primarily to the increase in the average balances on loans for the quarter ended December 31, 2007. Average balances for loans receivable, net, for the quarter ended December 31, 2007 were $164.14 million, compared to $147.86 million for the previous year. This represents an increase of $16.28 million, or 11.01%. The average interest rate earned on loans receivable increased by 27 basis points, from 6.43% to 6.70%. Interest and dividends on investment securities AFS increased to $704,000 for the quarter ended December 31, 2007 from $696,000 for the same quarter last year. Average balances on investments decreased to $62.17 million for the quarter ended December 31, 2007, compared to $67.06 million for the quarter ended December 31, 2006. The average interest rate earned on investments increased to 4.59% from 4.22%. Interest on deposits with banks increased to $27,000 from $16,000, due to increases in average balances.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three Months Ended December 31, 2007 and 2006 - continued

Interest Expense. Total interest expense increased to $1.717 million for the quarter ended December 31, 2007, from $1.472 million for the quarter ended December 31, 2006, an increase of $245,000, or 16.64%, due to increases in interest paid on borrowings and deposits. Interest on deposits increased to $1.171 million for the quarter ended December 31, 2007, from $1.042 million for the quarter ended December 31, 2006. This increase of $129,000, or 12.38%, was the result of an increase in average rates paid on deposit accounts. Interest bearing checking accounts and certificates of deposit showed increases in average rates paid, while money market accounts had decreases. Average balances in interest-bearing deposit accounts increased slightly to $163.73 million for the quarter ended December 31, 2007, compared to $163.02 million for the same quarter in the previous year. A significant increase in the average balance of borrowings, partially offset by a decrease in the average rate paid, resulted in an increase in interest paid on borrowings to $546,000 versus $430,000 paid in the previous year’s quarter. The average rate paid on borrowings decreased from 5.20% last year to 5.15% this year. The average rate paid on liabilities decreased 5 basis points from the quarter ended December 31, 2006 to the quarter ended December 31, 2007.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, American Federal Savings Bank (the “Bank”), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank made no provision for loan losses for either the quarter ended December 31, 2007 or the quarter ended December 31, 2007. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased slightly from $391,000 at June 30, 2007 to $147,000 at December 31, 2007, and total less than 0.09% of total loans. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income decreased to $269,000 for the quarter ended December 31, 2007, from $592,000 for the quarter ended December 31, 2006, a decrease of $323,000 or 54.56%. This decrease is substantially due to a loss in market value on investments in certain preferred stock, issued by Fannie Mae and Freddie Mac. Under Statement of Financial Accounting Standard (SFAS) No. 159 Fair Value Option for Financial Assets and Financial Liabilities, which the company implemented July 1, 2007, a company elects fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis and subsequent changes in fair value are recognized in earnings when incurred. For the three month period ending December 31, 2007, the market value of Fannie Mae and Freddie Mac preferred stock, owned by Eagle, decreased $390,000. In recent months both agencies announced major write-downs of asset values during the quarter, which impacted their common equity prices as well. They also each issued new offerings of preferred stock to increase capital. These new issues have higher coupons than the preferred stock held by Eagle, which also contributed to the decline in the market value of the issues held by Eagle. This loss was partially offset by increases in demand deposit service charges of $62,000. This increase is partly attributable to the bank implementing a new overdraft protection plan this fiscal year. Net gain on sale of loan decreased $7,000. Other noninterest income increased to $149,000 for the quarter ended December 31, 2007 from $140,000 for the quarter ended December 31, 2006. This was primarily due to increased fee income on electronic payments. The other categories of noninterest income had small changes.

Noninterest Expense. Noninterest expense increased by $126,000 or 7.59% to $1.787 million for the quarter ended December 31, 2007, from $1.661 million for the quarter ended December 31, 2006. This increase was primarily due to increases in salaries and employee benefits of $94,000 and in-house computer expense of $14,000. The increase in other salaries and employee benefits expense was due to merit raises, and other inflationary items such as health care premiums. Increases in in-house computer expense were due to installing and implementing new network servers and various new software applications. Other expense categories showed minor changes.

Income Tax Expense. Eagle’s income tax expense was $40,000 for the quarter ended December 31, 2007, compared to $100,000 for the quarter ended December 31, 2006. The effective tax rate for the quarter ended December 31, 2007 was 15.44% and was 17.83% for the quarter ended December 31, 2006.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Six Months Ended December 31, 2007 and 2006

Net Income. Eagle’s net income was $683,000 and $883,000 for the six months ended December 31, 2007 and 2006, respectively. The decrease of $200,000, or 22.65%, in net income was the result of an increase in net interest income of $202,000 and a decrease noninterest income of $276,000, along with an increase in noninterest expense of $178,000. Eagle’s tax provision was $52,000 lower in the current period. Basic earnings per share for the period ended December 31, 2007 were $0.64 compared to $0.82 per share for the period ended December 31, 2006.

Net Interest Income. Net interest income increased to $3.486 million for the six months ended December 31, 2007 from $3.284 million for the six months ended December 31, 2006. This increase of $202,000 was the result of an increase in an interest and dividend income of $806,000 offset by an increase in interest expense of $604,000.

Interest and Dividend Income. Total interest and dividend income was $6.902 million for the six months ended December 31, 2007, compared to $6.096 million for the same period ended December 31, 2006, representing an increase of $806,000, or 13.22%. Interest and fees on loans increased to $5.419 million for 2007 from $4.689 million for 2006. This increase of $730,000, or 15.57%, was due to an increase in the average balances of loans receivable for the six months ended December 31, 2007 and an increase in the average interest rate on such loans. Average balances for loans receivable, net, for this period were $163.41 million, compared to $146.11 million for the previous year. This is an increase of $17.30 million, or 11.84%. The average interest rate earned on loans receivable increased by 21 basis points, to 6.63% from 6.42%. Interest and dividends on investment securities available-for-sale (AFS) increased to $1.426 million for the six months ended December 31, 2007 from $1.356 million for the same period ended December 31, 2006. Interest on deposits with banks increased to $34,000 from $28,000.

Interest Expense. Total interest expense increased to $3.416 million for the six months ended December 31, 2007 from $2.812 million for the six months ended December 31, 2006, an increase of $604,000, or 21.48%. Interest on deposits increased to $2.356 million for the six months ended December 31, 2007 from $1.976 million for the six months ended December 31, 2006. This increase of $380,000, or 19.23%, was the result of an increase in average rates paid on deposit accounts accompanied by a small increase in average balances in deposit accounts. Average rates paid on certificates of deposit increased from 2006 to 2007, while the average rate paid on all liabilities increased by 42 basis points from the six month period ended December 31, 2006 to the six month period ended December 31, 2007. Average balances in interest-bearing deposits increased to $164.67 million for the six month period ended December 31, 2007 compared to $162.04 million for the same period in the previous year. Interest paid on borrowings increased to $1.06 million for the six months ended December 31, 2007 from $836,000 for the same period ended December 31, 2006. The increase in borrowing costs was due to increases in the average balances, partially offset by a decrease in the average rate paid. Average balances of borrowings increased to $42.22 million in 2007 compared to $31.94 million in 2006. The average rate paid on borrowings decreased 19 basis points from 2006 to 2007.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the six month periods ended December 31, 2007 or December 31, 2006. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased slightly from $391,000 at June 30, 2007 to $147,000 at December 31, 2007, and total less than 0.09% of total loans. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income decreased to $853,000 for the six months ended December 31, 2007, from $1.129 million for the six months ended December 31, 2006, a decrease of $276,000, or 24.45%. This decrease is principally due to a loss in market value on investments in certain preferred stock, issued by Fannie Mae and Freddie Mac. The Company implemented Statement of Financial Accounting Standard (SFAS) No. 159 Fair Value Option for Financial Assets and Financial Liabilities, on July 1, 2007 which requires the recognition of losses for investments whose value has been impaired as described above. For the six month period ending December 31, 2007, the market value of Fannie Mae and Freddie Mac preferred stock, owned by Eagle, decreased $431,000. Net gain on sale of loans increased to $382,000 for the six months ended December 31, 2007 from $309,000 for the six months ended December 31, 2006, an increase of $73,000, or 23.62% due to the sale of a higher percentage of mortgage originations. Other categories of noninterest income showed minor changes.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Six Months Ended December 31, 2007 and 2006 - continued

Noninterest Expense. Noninterest expense increased by $178,000, or 5.43% to $3.455 million for the six months ended December 31, 2007, from $3.277 million for the six months ended December 31, 2006. This increase was primarily due to increases in salaries and employee benefits of $202,000, in-house computer expenses of $17,000 and postage expense of $17,000. The increase in salaries and employee benefits expense was due to merit raises, and other inflationary items such as health care premiums. Increases in in-house computer expenses were due to installing and implementing new network servers and various new software applications. Expenses for postage increased partly due to costs related to privacy mailings and other statement-stuffer items. Other categories of noninterest expense showed modest changes.

Income Tax Expense. Eagle’s income tax expense was $201,000 for the six months ended December 31, 2007, compared to $253,000 for the six months ended December 31, 2006. The effective tax rate for the six months ended December 31, 2007 was 22.74% and was 22.27% for the six months ended December 31, 2006.

Liquidity, Interest Rate Sensitivity and Capital Resources

The company’s bank subsidiary is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (“OTS”) regulations and guidance. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio was 8.30% and 15.23% for the months ended December 31, 2007 and December 31, 2006, respectively.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, and advances from the Federal Home Loan Bank of Seattle and other correspondent banks. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity, and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management’s assessment of the bank’s ability to generate funds.

At September 30, 2007 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, weakened from the previous quarter. The Bank’s capital ratio as measured by the OTS also decreased slightly during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of December 31, 2007, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At December 31, 2007, the Bank’s tangible, core, and risk-based capital ratios amounted to 10.23%, 10.23%, and 14.46%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (dollars in thousands):

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

	(Unaudited)
	At December 31, 2007
		For Capital
		Adequacy
	Dollar	Purposes
	Amount	% of Assets
Tangible capital:
Capital level	$25,201	10.23%
Requirement	3,694	1.50
Excess	$21,507	8.73%
Core capital:
Capital level	$25,201	10.23%
Requirement	7,387	3.00
Excess	$17,814	7.23%
Risk-based capital:
Capital level	$25,670	14.63%
Requirement	14,202	8.00
Excess	$11,468	6.46%

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

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Application of Critical Accounting Policies - continued

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

EAGLE BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Based on their evaluation, the Company’s Chief Executive Officer, Peter J. Johnson, and Chief Financial Officer, Clint J. Morrison, have concluded the Company’s disclosure controls and procedures are effective as of December 31, 2007 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.	Unregistered Sales of Equity Securities Use of Proceeds.

c.)	Small Business Issuer Purchases of Equity Securities.
The following table summarizes the Company’s purchase of its common stock for the three months ended December 31, 2007.

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

October 2007	3,285	$32.75	3,285	0
10-01-07
10-31-07

November 2007	None	N/A	N/A	N/A
11-01-07
11-30-07

December 2007	None	N/A	N/A	N/A
12-01-07
12-31-07
Total	3,285	$32.75	3,285	0

*The Company publicly announced a stock repurchase program on July 21, 2005. The Company was authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of December 31, 2007, 28,750 shares had been repurchased.

The Company publicly announced a stock repurchase program on January 17, 2008. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of February 1, 2008, 1,000 shares have been repurchased.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders.

The proxy statement for the Annual Meeting of Stockholders was mailed on September 17, 2007. The following matters were voted on at the meeting held on October 18, 2007:

1.	Election of directors for three-year terms expiring in 2010:

		For:	Against:
	Don O. Campbell	1,089,411	1,378
	Rick F. Hays	1,088,911	1,878
	Peter J. Johnson	1,090,011	778

2.	Ratification of appointment of Davis, Kinard & Co., P.C. as auditors for the fiscal year ended June 30, 2008:

		For:	Against:	Abstain:
		1,088,979	500	1,310

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Clint J. Morrison, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Peter J. Johnson, Chief Executive Officer, and Clint J. Morrison, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a)	Reports on Form 8-K
On January 17, 2008, the registrant furnished under Item 2.02 of Form 8-K a press release announcing its earnings for the second quarter of 2008 fiscal year. Also, on January 17, 2008, the registrant furnished Item 8.01 of Form 8-K a press release announcing a stock repurchase program for the company shares.

EAGLE BANCORP AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP

Date: February 11, 2008	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: February 11, 2008	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO