Form 10QSB
period 2008-03-31
EAGLE BANCORP/MT
filed 2008-05-12
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	1,076,072 shares outstanding
As of May 1, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2008 (unaudited) and June 30, 2007	1 and 2

	Consolidated Statements of Income for the three months ended March 31, 2008 and 2007and the nine months ended March 31, 2008 and 2007 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders' Equity for the nine months ended March 31, 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 12

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operations	13 to 18

Item 3.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security-Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Signatures		22

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,708	$2,709
Interest-bearing deposits with banks	3,553	360
Total cash and cash equivalents	7,261	3,069

Investment securities FAS 159, at market value	1,283	-
Investment securities available-for-sale, at market value	75,385	64,774
Investment securities held-to-maturity, at cost	711	921
Investment in nonconsolidated subsidiary	155	155
Federal Home Loan Bank stock, at cost	1,315	1,315
Mortgage loans held-for-sale	1,486	1,175
Loans receivable, net of deferred loan fees and allowance for loan losses of
$495 at March 31, 2008 and $518 at June 30, 2007	164,701	158,140
Accrued interest and dividends receivable	1,416	1,333
Mortgage servicing rights, net	1,639	1,628
Property and equipment, net	6,426	5,806
Cash surrender value of life insurance	6,225	5,764
Real estate acquired in settlement of loans, net of allowance for losses	-	-
Other assets	293	606
Total assets	$268,296	$244,686

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$13,536	$13,694
Interest bearing	165,604	165,953
Federal funds purchased	-	3,800
Advances from Federal Home Loan Bank and other borrowings	56,000	30,000
Long-term subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	2,207	1,996
Total liabilities	242,502	220,598
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,078,072 and 1,084,357 outstanding at March 31, 2008 and June 30, 2007, respectively)	12	12
Additional paid-in capital	4,464	4,387
Unallocated common stock held by employee stock ownership plan ("ESOP")	(64)	(92)
Treasury stock, at cost (145,500 and 139,215 shares at March 31, 2008 and
June 30, 2007, respectively	(4,957)	(4,759)
Retained earnings	26,240	25,448
Accumulated other comprehensive loss	99	(908)
Total stockholders' equity	25,794	24,088

Total liabilities and stockholders' equity	$268,296	$244,686

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,750	$2,509	$8,169	$7,198
Interest on deposits with banks	20	11	54	39
Securities held-to-maturity	8	11	26	33
Securities available-for-sale	692	726	2,118	2,082
FHLB dividends	4	3	9	4
Total interest and dividend income	3,474	3,260	10,376	9,356

Interest Expense:
Deposits	1,096	1,072	3,452	3,048
FHLB advances and other borrowings	468	385	1,378	1,071
Subordinated debentures	75	75	225	225
Total interest expense	1,639	1,532	5,055	4,344

Net interest income	1,835	1,728	5,321	5,012
Loan loss provision	-	-	-	-
Net interest income after loan loss provision	1,835	1,728	5,321	5,012

Noninterest income:
Net gain on sale of loans	164	153	546	462
Demand deposit service charges	191	114	547	377
Mortgage loan servicing fees	136	134	406	405
Net gain (loss) on sale of available-for-sale securities	72	(5)	72	(4)
Net loss on securities FAS 159	(118)	-	(549)	-
Other	174	148	450	433
Total noninterest income	619	544	1,472	1,673

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	998	943	2,952	2,695
Occupancy expenses	136	135	401	410
Furniture and equipment depreciation	69	69	210	216
In-house computer expense	73	70	220	211
Advertising expense	52	43	185	196
Amortization of mtg servicing fees	83	66	224	215
Federal insurance premiums	5	5	15	16
Postage	23	25	79	64
Legal, accounting, and examination fees	48	54	169	178
Consulting fees	39	20	72	56
ATM processing	13	13	40	35
Other	222	217	649	645
Total noninterest expense	1,761	1,660	5,216	4,937

Income before provision for income taxes	693	612	1,577	1,748

Provision for income taxes	155	159	356	412

Net income	$538	$453	$1,221	$1,336

Basic earnings per share	$0.50	$0.42	$1.14	$1.25

Diluted earnings per share	$0.44	$0.37	$1.01	$1.11

Weighted average shares outstanding (basic eps)	1,070,070	1,072,347	1,071,124	1,072,849

Weighted average shares outstanding (diluted eps)	1,214,762	1,210,162	1,213,610	1,209,011

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2008 (Unaudited)
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME	TOTAL

Balance, June 30, 2007	$-	$12	$4,387	$(92)	$(4,759)	$25,448	$(908)	$24,088

FAS 159 Adjustment						(117)
Net income	-	-	-	-	-	1,221	-	1,221
Other comprehensive income	-	-	-	-	-	-	1,007	1,007

Total comprehensive income	-	-	-	-	-	-	-	2,228

Dividends paid ($.72 per share)	-	-	-	-	-	(312)	-	(312)

Treasury stock purchased (1,250 shares @ $33.00; 3,285 shares @ $32.75; 1,000 shares @ $27.25; 750 shares @ $28.25)	-	-	-	-	(198)	-	-	(198)

ESOP shares allocated or committed to be released for allocation (3,450 shares)	-	-	77	28	-	-	-	105

Balance, March 31, 2008	$-	$12	$4,464	$(64)	$(4,957)	$26,240	$99	$25,794

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,221	$1,336
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	342	365
Net amortization of marketable securities premium and discounts	167	423
Amortization of capitalized mortgage servicing rights	224	215
Gain on sale of loans	(546)	(462)
Net realized (gain) loss on sale of available-for-sale securities	(72)	4
Increase in cash surrender value of life insurance	(162)	(140)
Loss on sale of property and equipment	3	-
Loss in investment securities, FAS 159	549	-
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(84)	(89)
Loans held-for-sale	247	(373)
Other assets	235	365
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	(147)	(116)
Net cash provided by operating activities	1,977	1,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(26,363)	(19,273)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	210	82
Investment securities available-for-sale	10,395	11,991
Proceeds from sales of investment securities available-for-sale	4,852	5,122
Net increase in loans receivable, excludes transfers to real estate acquired in settlement of loans	(6,797)	(10,579)
Purchase of property and equipment	(974)	(247)
Purchase of bank owned life insurance	(300)	(342)
Proceeds from sale of equipment	9	-
Net cash used in investing activities	(18,968)	(13,246)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2008		2007
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checking and savings accounts	$	$(508)	$$7,015
Net decrease in federal funds		(3,800)	(4,175)
Payments on FHLB advances and other borrowings		(7,700)	(20,501)
FHLB advances and other borrowings		33,700	31,000
Purchase of treasury stock		(197)	(206)
Dividends paid		(312)	(290)
Net cash provided by financing activities		21,183	12,843

Net increase in cash and cash equivalents		4,192	1,125

CASH AND CASH EQUIVALENTS, beginning of period		3,069	2,871

CASH AND CASH EQUIVALENTS, end of period		$7,261	$3,996

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest		$5,005	$4,445

Cash paid during the period for income taxes		$660	$531

NON-CASH INVESTING ACTIVITIES:
Increase in market value of securities available-for-sale		$(857)	$(1,401)

Mortgage servicing rights capitalized		$236	$152

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION

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

The results of operations for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2008 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-KSB dated June 30, 2007.

NOTE 2.	INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	March 31, 2008 (Unaudited)			June 30, 2007 (Audited)
	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and agency obligations	$2,221	$12	$2,233	$3,690	$(47)	$3,643
Municipal obligations	20,554	(158)	20,396	21,198	(470)	20,728
Corporate obligations	10,668	59	10,727	13,847	(224)	13,623
Mortgage-backed securities	13,267	93	13,360	8,107	(235)	7,872
Collateralized mortgage obligations	28,563	106	28,669	17,408	(333)	17,075
Corporate preferred stock	-	-	-	2,000	(167)	1,833
Total	$75,273	$112	$75,385	$66,250	$(1,476)	$64,774
Held-to-maturity:
Municipal obligations	$675	$18	$693	$826	$9	$835
Mortgage-backed securities	36	-	36	95	-	95
Total	$711	$18	$729	$921	$9	$930

Beginning July 1, 2007 the Company elected to account for its preferred stock under SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earnings when incurred. The market value of preferred stock was $1,283,000, $1,401,000, and $1,832,000 at March 31, 2008, December 31, 2007, and July 1, 2007, respectively, resulting in a loss in value of $118,000 and $549,000 for the three and nine month periods ending March 31, 2008, respectively, and is included in noninterest income.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$85,261	$81,958
Commercial real estate	29,047	25,621
Real estate construction	7,259	8,253

Other loans:
Home equity	26,412	24,956
Consumer	11,460	11,438
Commercial	5,682	6,366

Total	165,121	158,592

Less: Allowance for loan losses	(495)	(518)
Add: Deferred loan fees, net	75	66

Total	$164,701	$158,140

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $54 and $21 at March 31, 2008 and June 30, 2007, respectively. Classified assets, including real estate owned, totaled $302 and $391 at March 31, 2008 and June 30, 2007, respectively.

The following is a summary of changes in the allowance for loan losses:
	Nine Months Ended	Year Ended
	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Balance, beginning of period	$518	$535
Reclassification to repossessed property reserve	-	-
Provision charged to operations	-	-
Charge-offs	(29)	(29)
Recoveries	6	12
Balance, end of period	$495	$518

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.	DEPOSITS

Deposits are summarized as follows:

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Noninterest checking	$13,536	$13,694
Interest-bearing checking	31,076	30,953
Passbook	22,904	22,521
Money market	22,187	23,292
Time certificates of deposit	89,437	89,187
Total	$179,140	$179,647

NOTE 5.	EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2008 is computed using 1,070,070 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2008 is computed using 1,071,124 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2007 is computed using 1,072,347 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2007 is computed using 1,072,849 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,214,762 for the three months ended March 31, 2008 and 1,213,610 for the nine months ended March 31, 2008. Diluted earnings per share for the three months and nine months ended March 31, 2007 is computed using 1,210,162 and 1,209,011 weighted average shares outstanding, respectively.

NOTE 6	DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid three dividends of $0.24 per share on August 24, 2007, November 16, 2007, and February 8, 2008. A dividend of $0.24 per share was declared on April 17, 2008, payable May 9, 2008 to stockholders of record on April 25, 2008. Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of January 17, 2008, the Company’s Board of Directors announced a stock repurchase program for up to 28,750 shares. This represents approximately 6.7% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans. 1,750 shares have been purchased under this program, during the quarter ended March 31, 2008.

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

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Mortgage Servicing Rights
Beginning balance	$1,628	$1,722
Servicing rights capitalized	235	211
Servicing rights amortized	(224)	(305)
Ending balance	1,639	1,628

Valuation Allowance
Beginning balance	-	-
Provision	-	-
Adjustments	-	-
Ending balance	-	-

Net Mortgage Servicing Rights	$1,639	$1,628

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.	RECENTLY ISSUED PRONOUNCEMENTS

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

The Bank's mortgage lending focus could cause performance to be affected as housing markets in southwest Montana advance or decline.  Thus far the difficulties in other markets with regard to housing have not been felt as acutely in the Bank's markets. Currently, Montana’s single family residential foreclosure rates are much lower than the national average.

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

The quarter began with the Federal Reserve Bank’s Federal Open Market Committee (FOMC) lowering the fed funds target rate by 125 basis points in January. The FOMC continued to reduce the fed funds target rate during the quarter with another rate reduction of 75 basis points in March. As a result, the short end of the yield curve has fallen, thus bringing some steepness back into the yield curve particularly after the two year point of the curve. With this change, along with the rate reductions seen in the prior quarter as well, net interest income increased during the quarter and for the nine month period ended March 31, 2008. Management expects this trend to continue over the next quarter, as rates on deposits and other funding sources will be priced off the lower, shorter end of the yield curve.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview - continued

To take advantage of the historically high spreads seen recently in the financial and credit markets, management implemented a “leverage strategy” at the end of the quarter. This strategy put in place approximately $16 million in investments composed of collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBSs”) funded by FHLB borrowings. Management expects this to further increase the net interest income over the next fiscal year and anticipates the strategy to unwind approximately in five years as principal payments are received and borrowings are paid down. The implementation did slightly weaken the bank’s capital, however, the capital position of the Bank is still well over the amounts considered to be “adequately capitalized” by regulation.

Financial Condition

Comparisons of results in this section are between the nine months ended March 31, 2008 and June 30, 2007.

Total assets increased by $23.61 million, or 9.65%, to $268.30 million at March 31, 2008, from $244.69 million at June 30, 2007. Total liabilities increased by $21.90 million to $242.50 million at March 31, 2008, from $220.60 million at June 30, 2007. Total equity increased $1.71 million to $25.79 million at March 31, 2008 from $24.09 million at June 30, 2007.

Loans receivable increased $6.56 million, or 4.15%, to $164.70 million at March 31, 2008 from $158.14 million at June 30, 2007. Commercial real estate and land loans showed the largest increase of $3.43 million in the nine month period (see Note 3 to the financial statements on page 10 for more details). Total loan originations were $86.10 million for the nine months ended March 31, 2008, with single family mortgages accounting for $49.80 million of the total. Construction loan originations (including those for commercial real estate and land development loans) totaled $15.71 million. Home equity and commercial real estate and land loan originations totaled $11.67 million and $3.60 million, respectively, for the same period. Consumer loan originations totaled $5.38 million. Loans held for sale increased to $1.49 million at March 31, 2008 from $1.18 million at June 30, 2007. Investment securities available-for-sale (AFS) increased $10.61 million, or 16.38%, to $75.39 million at March 31, 2008 from $64.77 million at June 30, 2007. The investment category with the largest increase was collateralized mortgage obligations, which increased $11.59 million.

Deposits decreased $507,000, or 0.28%, to $179.14 million at March 31, 2008 from $179.65 million at June 30, 2007. Money market accounts had the largest decrease. Noninterest checking also decreased. Interest-bearing checking, passbook savings, and certificate of deposits all increased. Advances and other borrowings increased $26.00 million, to $56.00 million from $30.00 million.

Total equity increased as a result of earnings for the nine months of $1.22 million and a decrease in other comprehensive loss of $1.01 million (due to a decrease in net unrealized loss on securities available-for-sale), offset by purchases of treasury stock and the payment of three quarterly $0.24 per share regular cash dividends.

Results of Operations for the Three Months Ending March 31, 2008 and 2007

Net Income. Eagle’s net income was $538,000 and $453,000 for the three months ended March 31, 2008, and 2007, respectively. The increase of $85,000, or 18.76%, was due to increases in noninterest income of $75,000 and net interest income of $107,000, offset by an increase in noninterest expense of $101,000. Eagle’s tax provision was $4,000 lower in the current quarter. Basic earnings per share were $0.50 for the current period, compared to $0.42 for the previous year’s period.

Net Interest Income. Net interest income increased $107,000 for the current quarter. Total interest and dividend income increased $214,000, which was partially offset by the increase in interest expense of $107,000.

Interest and Dividend Income. Total interest and dividend income was $3.47 million for the quarter ended March 31, 2008, compared to $3.26 million for the quarter ended March 31, 2007, representing an increase of $214,000, or 6.56%. Interest and fees on loans increased to $2.75 million for the three months ended March 31, 2008 from $2.51 million for the same period ended March 31, 2007. This increase of $241,000, or 9.61%, was due primarily to the increase in the average balances on loans. Average balances for loans receivable, net, increased for the quarter ended March 31, 2008 to $166.52 million, compared to $150.83 million for the previous year. This represents an increase of $15.69 million, or 10.40%. The average interest rate on loans decreased by 4 basis points, from 6.65% to 6.61%.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three Months Ending March 31, 2008 and 2007 - continued

Interest and dividends on investment securities available-for-sale (AFS) decreased to $692,000 for the quarter ended March 31, 2008 from $726,000 for the same quarter last year. Average balances on investments decreased to $61.05 million for the quarter ended March 31, 2008, compared to $67.47 million for the quarter ended March 31, 2007. The average interest rate earned on investments increased to 4.59% from 4.37%, or 22 basis points.

Interest Expense. Total interest expense increased to $1.64 million for the quarter ended March 31, 2008, from $1.53 million for the quarter ended March 31, 2007, an increase of $107,000, or 6.98%, as interest paid on both borrowings and deposits increased. Interest on deposits increased to $1.10 million for the quarter ended March 31, 2008. This increase of $24,000, or 2.24%, was due to increases in average rates paid, as average balances increased slightly. The average rate paid on deposits increased 7 basis points from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. Certificates of deposit had increases in average rates paid, while rates on passbook savings and checking accounts were unchanged and rates on money market accounts decreased. A significant increase in the average balance of borrowings, resulted in an increase in interest paid on borrowings to $543,000 in the current quarter compared to $460,000 in the previous year’s quarter. The average rate on borrowings decreased from 5.12% for the quarter ended March 31, 2007 to 4.79% for the quarter ended March 31, 2008.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended March 31, 2007 or the quarter ended March 31, 2008. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased from $391,000 at June 30, 2007 to $302,000 at March 31, 2008. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income increased to $619,000 for the quarter ended March 31, 2008, from $544,000 for the quarter ended March 31, 2007, an increase of $75,000 or 13.79%. This was primarily due to increases in demand deposit service charges of $77,000, net gain on sale of available-for-sale securities of $77,000, and $26,000 in other income. These were partially offset by net losses on securities accounted for under SFAS 159 of $118,000. This loss of $118,000 is due to a loss in market value on investments in certain preferred stock, issued by Fannie Mae and Freddie Mac. Under Statement of Financial Accounting Standard (SFAS) No. 159 Fair Value Option for Financial Assets and Financial Liabilities, which the company implemented July 1, 2007, a company elects fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis and subsequent changes in fair value are recognized in earnings when incurred. For the three month period ending March 31, 2008, the market value of Fannie Mae and Freddie Mac preferred stock, owned by Eagle, decreased $118,000. The other categories of noninterest income registered small changes.

Noninterest Expense. Noninterest expense increased by $101,000, or 6.08%, to $1.76 million for the quarter ended March 31, 2008, from $1.66 million for the quarter ended March 31, 2007. This increase was primarily due to increases in salaries and benefits of $55,000 and consulting expense of $19,000, and amortization of mortgage servicing rights of $17,000. The increase in salaries and benefits was due to normal raises and other inflationary items such as health insurance premiums. The increase in consulting expenses was due to the use of some marketing and product development consulting firms. The increase in the amortization of mortgage servicing rights was due to a higher rate of loan prepayments from the prior quarter. Other expense categories showed minor changes.

Income Tax Expense. Eagle’s income tax expense was $155,000 for the quarter ended March 31, 2008, compared to $159,000 for the quarter ended March 31, 2007. The effective tax rate for the quarter ended March 31, 2008 was 22.37% and was 25.98% for the quarter ended March 31, 2007.

Results of Operations for the Nine Months Ended March 31, 2008 and 2007

Net Income. Eagle’s net income was $1.22 million and $1.34 million for the nine months ended March 31, 2008 and 2007, respectively. The decrease of $115,000, or 8.61%, was due to an increase in noninterest expense of $279,000 and a decrease in noninterest income of $201,000, partially offset by an increase in net interest income of $309,000. Eagle’s tax provision was $56,000 lower in the current nine month period. Basic earnings per share were $1.14 in each nine month period.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Nine Months Ended March 31, 2008 and 2007 - continued

Net Interest Income. Net interest income increased to $5.32 million for the nine months ended March 31, 2008 from $5.01 million for the nine months ended March 31, 2007. This increase of $309,000 was the result of an increase in interest income of $1.02 million, partially offset by an increase in interest expense of $711,000.

Interest and Dividend Income. Total interest and dividend income was $10.38 million for the nine months ended March 31, 2008, compared to $9.37 million for the same period ended March 31, 2007, an increase of $1.01 million, or 10.78%. Interest and fees on loans increased to $8.17 million for 2008 from $7.20 million for 2007. This increase of $971,000 million, or 13.49%, was due primarily to an increase in the average balances for loans receivable, net, for the nine months ended March 31, 2008. Average balances for loans receivable, net, for this period were $164.45 million, compared to $147.68 million for the previous year’s period. This is an increase of $16.77 million, or 11.36%. The average interest rate earned on loans receivable increased by 12 basis points, to 6.62%. Interest and dividends on securities available-for-sale (AFS) increased to $2.12 million for the nine months ended March 31, 2008 from $2.08 million for the nine months ended March 31, 2007. Interest on securities held-to-maturity (HTM) decreased to $26,000 from $33,000. Average balances on investment securities decreased to $63.40 million for the nine months ended March 31, 2008 compared to $66.65 million for the same period ended March 31, 2007. The average interest rate earned on investments increased 28 basis points, to 4.51% from 4.23%.

Interest Expense. Total interest expense increased to $5.06 million for the nine months ended March 31, 2008 from $4.34 million for the nine months ended March 31, 2007, an increase of $711,000 million, or 16.37%. Interest on deposits increased to $3.45 million for the nine months ended March 31, 2008 from $3.05 million for the nine months ended March 31, 2007. This increase of $404,000, or 13.25%, was the result of an increase in average rates paid on deposit accounts accompanied by a small increase in average balances in deposit accounts. Average rates paid on deposits increased 31 basis points from 2007 to 2008. Checking accounts and certificates of deposit had increases in average rates paid, while money market accounts and passbook savings rates decreased. Average balances in interest-bearing deposits increased to $163.97 million for the nine month period ended March 31, 2008 compared to $162.53 million for the same period in the previous year. Interest paid on borrowings increased to $1.60 million for the nine months ended March 31, 2008 from $1.30 million for the same period ended March 31, 2007. The increase was due to increases in the average balances of borrowings from $33.28 million in 2007 to $43.79 million in 2008. The average rate paid on borrowings decreased 28 basis points from 2007 to 2008.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either of the nine month periods ended March 31, 2008 or March 31, 2007. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio. Total classified assets decreased to $302,000 at March 31, 2008 from $391,000 at June 30, 2007. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income decreased to $1.47 million for the nine months ended March 31, 2008, from $1.67 million for the nine months ended March 31, 2007, a decrease of $201,000, or 12.01%. This was due to increases in net gain on sale of loans, demand deposit service charges, net gain on sale of available-for-sale securities, and other noninterest income, offset by net loss of $549,000 on securities accounted for under SFAS 159. This is due to a loss in market value on investments in certain preferred stock, issued by Fannie Mae and Freddie Mac. The Company implemented Statement of Financial Accounting Standard (SFAS) No. 159 Fair Value Option for Financial Assets and Financial Liabilities, on July 1, 2007 which requires the recognition of losses for investments whose value has been impaired as described above. Net gain on sale of loans was higher due to selling a higher percentage of mortgage originations. The increase in demand deposit service charges was due to more overdraft fees as a result of implementing a new overdraft program during the period. Net gain on sale of available-for-sale securities resulted from more sales activity during the nine month period compared to the prior year’s period. The increase in this activity was a result of management slightly adjusting the investment portfolio.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Nine Months Ended March 31, 2008 and 2007 - continued

Noninterest Expense. Noninterest expense increased by $279,000, or 5.65%, to $5.22 million for the nine months ended March 31, 2008, from $4.94 million for the nine months ended March 31, 2007. This increase was primarily due to increases in salaries and employee benefits of $257,000 and consulting expense of $16,000. The increase in salaries and benefits was attributable to normal raises and other inflationary items such as health insurance premiums. The increase in consulting expenses was caused by the retention of marketing and product development consulting firms. The increase in postage of $15,000 along with inflationary cost of postage was partly attributable to increased mailings for privacy notifications. Other categories of noninterest expense showed both modest increases and decreases.

Income Tax Expense. Eagle’s income tax expense was $356,000 for the nine months ended March 31, 2008, compared to $412,000 for the nine months ended March 31, 2007. The effective tax rate for the nine months ended March 31, 2008 was 22.57% and was 23.57% for the nine months ended March 31, 2007.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio was 9.08% and 15.05% for the months ended March 31, 2008 and March 31, 2007, respectively.

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

At December 31, 2007 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter. The Bank’s capital ratio as measured by the OTS decreased slightly during the same period. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of March 31, 2008, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2008, the Bank’s tangible, core, and risk-based capital ratios amounted to 9.70%, 9.70%, and 14.46%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

	(Unaudited)
	At March 31, 2008
		For Capital
		Adequacy
	Dollar	Purposes
	Amount	% of Assets
Tangible capital:
Capital level	$25,521	9.70%
Requirement	3,947	1.50
Excess	$21,574	8.20%
Core capital:
Capital level	$25,521	9.70%
Requirement	7,895	3.00
Excess	$17,626	6.70%
Risk-based capital:
Capital level	$25,970	14.46%
Requirement	14,365	8.00
Excess	$11,605	6.46%

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

EAGLE BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Based on their evaluation, the Company’s Chief Executive Officer, Peter J. Johnson, and Chief Financial Officer, Clint J. Morrison, have concluded the Company’s disclosure controls and procedures are effective as of March 31, 2008 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.	Unregistered Sales of Equity Securities Use of Proceeds.

c)	Small Business Issuer Purchases of Equity Securities.
The following table summarizes the Company’s purchase of its common stock for the three months ended March 31, 2008.

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

January 2008	1,000	$27.25	1,000	27,750
01-01-08
01-31-08

February 2008	750	$27.25	750	27,000
02-01-08
02-29-08

March 2008	None	N/A	N/A	N/A
03-01-08
03-31-08
Total	1,750	$27.68	1,750	27,000

*The Company publicly announced a stock repurchase program on January 17, 2008. The Company was authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of March 31, 2008, 1,750 shares had been repurchased.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

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

EAGLE BANCORP

Date: May 12, 2008	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 12, 2008	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO