Form 10KSB
period 2008-06-30
EAGLE BANCORP/MT
filed 2008-09-15
CIK 1101146

September 15, 2008
To Our Stockholders, Customers, and Friends:

The Board of Directors, management, and staff of Eagle Bancorp and its wholly owned subsidiary, American Federal Savings Bank, are pleased to present our annual report for our fiscal year ended June 30, 2008.

I am pleased to report that the Company has performed well notwithstanding national developments that have adversely impacted many financial institutions operating in other markets. Montana in general, and our local markets, have avoided the economic downturn experienced in other parts of the country. Our credit quality remains excellent, with extremely low loan delinquency rates compared to our peers.

However, as you have learned from extensive coverage in local and national media there continue to be significant challenges facing the banking industry. These challenges include an environment of credit quality problems and the housing related slowdown. Perhaps the most dramatic evidence of the challenges still facing residential lenders and the pace of the housing recovery occurred very recently. On Sunday, September 7th, Treasury Secretary Henry Paulson announced a plan whereby both Fannie Mae and Freddie Mac were placed into conservatorship under the control of the Federal Housing Finance Agency, the principal regulator of Fannie and Freddie. Treasury will, as part of this plan, receive $1 billion of senior preferred stock, with warrants representing an ownership stake of nearly 80 percent of Fannie and Freddie. The dividends on the preferred stock have been suspended, but the securities continue to exist but in materially less valuable form given the dilution caused by the senior securities issued to Treasury and the suspension of the dividend. The Company’s performance reflects its success in meeting these challenges. Our year has been a successful one, with an increase in net income of $332,000, or 18.7% over the previous year. Basic earnings per share increased from $1.66 to $1.97. Three main factors need to be taken into consideration when reviewing this year’s results and our anticipated performance for next year.

•

Short-term interest rates declined over the past year, with long-term interest rates remaining at their previous level. This return to a more normal positively sloped yield curve provided the Company with the opportunity to reduce funding costs and widen its net interest margin. Net interest income (before provision for loan losses), our main component of core earnings, increased 11.2%.

•

The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, at the beginning of the year to account for its holdings of FNMA and FHLMC preferred stock. Changes in market value of these securities flow through the income statement. Due to the distressed situation in the national housing market, FNMA and FHLMC have experienced financial difficulties during our fiscal year ending June 30th, which was reflected in the decline in value of the Company’s holdings of the agencies’ preferred stock in the amount of $511,000. In light of the events described above, the Company will recognize an additional loss on its Fannie and Freddie preferred stock in the first quarter 2009. Please see the management discussion and analysis in the attached 10-KSB for further information.

•

The Company took $175,000 back into income after evaluating the levels of its loan loss reserves. While this may seem counterintuitive given problems experienced recently by many financial institutions, the Company’s level of non-performing loans as a percentage of assets decreased again, from an already very low 0.09% to 0.01%. Our continued conservative underwriting and strong local economies, along with other qualitative measures, were also considered when determining the proper level of our loan loss reserves.

Growth in assets increased to 14.39% (compared to last year’s growth of 8.15%), with loans receivable increasing by 10.12%. Asset growth coupled with our stock repurchase program lowered our core capital ratio from 9.85% to 9.16%. Deposit growth was flat. As has been the case the last few years, the funding side of our business continues to be our greatest challenge. We have many sources of additional liquidity available to us and have used these to manage our interest costs and to manage our balance sheet.

Our plan for the coming year includes managing growth in assets by funding growth in the loan portfolio with modest deposit growth and maturities and repayments from our investment portfolio. An emphasis will be placed on growing the Company’s commercial and commercial real estate loan portfolios.

The fiscal year just ended marks the first year we were subject to the Section 404 provisions of the Sarbanes-Oxley Act. Our management team has worked with our outside auditors, internal auditors and staff to ensure we are in compliance with these provisions.

We also continue to expand our footprint in the communities we serve. We are pleased to announce that construction is proceeding on our new full service branch in the Skyway Mall in Helena. The opening is expected by the end of the calendar year. The Helena market continues to grow, and this will allow us to participate in the growth at the north end of the city. Construction has also begun in Bozeman on our new Oak Street location. We expect that office to open in the fall of 2009. Plans are underway for a remodel of our Townsend office. We have recently installed a drive-up ATM at that office, the only one in the area.

This past spring we launched a new checking account lineup, coordinated with an expanded marketing campaign. This has generated excitement among our staff along with a significant increase in new account openings. Our employee incentive program was also revamped during the year, tying it to the goals from the Company’s business plan.

We sincerely appreciate the continuing trust and loyalty of our constituencies – Stockholders, Customers, Employees and Communities. We will work to earn your continued confidence as we thank you for the privilege of serving you!

Very Sincerely,

Peter J. Johnson
President/CEO

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as required in Rule 12b-2 of the Exchange Act). ☐
Issuer’s revenues for its most recent fiscal year are     $16,322,000

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price as of August 29, 2008, was $8,858,124.

As of August 29, 2008, there were 1,075,312 shares of common stock issued and outstanding.

Documents Incorporated By Reference

          1.          Portions of the proxy statements for the annual meeting of stockholders for the fiscal years ended June 30, 2008 and June 30, 2007 and the Registration Statement on Form SB-2 filed on December 20, 1999 are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one):

Yes     ☐          No     ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Eagle Bancorp (“Eagle” or “the Company”), a federally chartered stock holding company holds 100% of the Stock of American Federal Savings Bank (“American Federal” or “the Bank”). Its charter was approved on April 4, 2000, when it became the mid-tier stock holding company for the Bank, a federally chartered stock savings bank headquartered in Helena, Montana. Eagle Bancorp’s principal business is to hold the capital stock of American Federal. Upon the reorganization and conversion to stock form of American Federal Savings Bank, Eagle Bancorp issued 575,079 shares of its common stock, par value $.01 per share (the “Common Stock”) to the public at a price of $8 per share. That represented approximately 47% of the issued and outstanding shares of the Common Stock. The remaining 648,493 shares of the Common Stock are held by Eagle Financial MHC, Eagle Bancorp’s mutual holding company.

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

We attract deposits from the general public and use these deposits primarily to originate loans and to purchase investment securities. The principal sources of funds for lending and investing activities are deposits, Federal Home Loan Bank advances and other borrowings, the repayment, sale and maturity of loans and sale and maturity of securities. The principal sources of income are interest on loans and investments. The principal expense is interest paid on deposits and Federal Home Loan Bank advances and other borrowings.

Market Area

From our headquarters in Helena, Montana, we operate four full service retail banking offices, including our main office, and one satellite branch. Our satellite branch is located in Helena and our other full service branches are located in Bozeman (opened 1980), Butte (opened 1979) and Townsend (opened 1979), Montana. A fifth branch will be opening in Helena in late 2008.

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

Butte, Montana is approximately 64 miles southwest of Helena. Butte and the surrounding Silver-Bow County have a population of approximately 32,800. Butte’s economy is somewhat reliant on the mining industry. Butte’s economy has benefited recently from the increases in mineral commodity prices.

Townsend is the smallest community in which we operate. It has a population of about 2,000. Many of its residents commute to other Montana locations for work. Other employment in Townsend is primarily in agriculture and services. Townsend is approximately 32 miles southeast of Helena.

Competition

We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 945,000 people, there are 65 credit unions in Montana as well as two federally chartered thrift institutions, and 79 commercial banks as of June 30, 2008. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

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

Loan Portfolio Composition.

The following table analyzes the composition of the Bank’s loan portfolio by loan category at the dates indicated.

	At June 30,

	2008		2007

	(Dollars in thousands)

	Amount	Percent of Total	Amount	Percent of Total

First mortgage loans:
Residential mortgage (1-4 family)(1)	$86,751	51.53%	$81,958	51.68%
Commercial real estate(1)	28,197	16.75%	25,621	16.16%
Real estate construction	7,317	4.35%	8,253	5.20%

Total first mortgage loans	122,265	72.62%	115,832	73.04%

Other loans:
Home equity	28,034	16.65%	24,956	15.74%
Consumer	11,558	6.87%	11,438	7.21%
Commercial	6,502	3.86%	6,366	4.01%

Total other loans	46,094	27.38%	42,760	26.96%

Total loans	168,359	100.00%	158,592	100.00%

Less:
Deferred loan fees:	(90)		(66)
Allowance for loan losses	300		518

Total loans, net	$168,149		$158,140

(1) Excludes loans held for sale.

Fee Income.

American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $542,000 and $533,000 for the years ended June 30, 2008 and 2007, respectively. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $61,000 and $83,000 for the years ended June 30, 2008 and 2007, respectively.

Loan Maturity Schedule.

The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2008. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	Within 6 Months	6 to 12 Months	More than 1 year to 2 years	More than 2 years to 5 years	Over 5 years	Total

	(In thousands)

Residential mortgage (1-4 family)(1)	$—	$707	$121	$2,475	$84,892	$88,195
Commercial real estate and land(1)	—	4,072	1,402	6,963	21,767	34,204
Real estate construction	619	5,667	957	—	—	7,243
Home equity	244	1,125	3,141	9,967	13,497	27,974
Consumer	274	2,218	915	5,798	2,412	11,617
Commercial	90	2,143	858	2,074	1,331	6,496

Total Loans (1)	$1,227	$15,932	$7,394	$27,277	$123,899	$175,729

(1) Includes loans held for sale

The following table sets forth the dollar amount of all loans, at June 30, 2008, due after June 30, 2009, which have fixed interest rates and which have floating or adjustable interest rates:

	Fixed	Adjustable	Total

	(Dollars in thousands)

Residential mortgage (1-4 family)	$68,517	$18,970	$87,487
Commercial real estate	27,243	2,889	30,132
Real estate construction	957	—	957
Home equity	24,693	1,912	26,605
Consumer	8,728	397	9,125
Commercial	4,183	80	4,263

Total (1)	$134,321	$24,248	$158,569

Percent of total	84.71%	15.29%	100.00%

(1) Due after June 30, 2009.

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated.

	Ended June 30,
	2008	2007

	(In thousands)
Net loans receivable(1) at beginning of period:	$159,315	$141,776

Loans originated:
Residential mortgage (1-4 family)	72,385	64,622
Commercial real estate & Land	19,375	10,763
Real estate construction	15,504	18,043
Home equity	20,461	16,780
Consumer	7,637	5,899
Commercial loans	8,243	2,777

Total loans originated	143,605	118,884

Loans sold:
Whole loans	47,732	42,840
Commercial Construction	4,341	—

Total loans sold	52,073	42,840

Principal repayments and loan refinancings	75,522	58,515

Deferred loan fees decrease (increase)	(24)	(7)

Allowance for loans decrease (increase)	218	17

Net loan increase (decrease)	16,204	17,539

Net loans receivable(1) at end of period
	$175,519	$159,315

(1) Includes loans held for sale.

Residential Lending

The Bank’s primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank’s market area. Approximately 51.53% of the bank’s loans as of June 30, 2008 were comprised of such loans. American Federal generally originates one- to-four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing loans sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $542,000 for the year ended June 30, 2008. At June 30, 2008, American Federal Savings Bank had $197.67 million in residential mortgage loans sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans.

American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At June 30, 2008, $28.03 million or 16.65% of our total loans, were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than fifteen years.

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

Commercial Real Estate.

American Federal Savings Bank originates commercial real estate mortgage loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate loans made up 16.75% of the Bank’s total loan portfolio, or $28.20 million at June 30, 2008. The majority of these loans are non-residential commercial real estate loans. American Federal Savings Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $174,000 and is typically made with fixed rates of interest and five to 15 year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within the market area of the Bank and all are within the state of Montana. American Federal Savings Bank’s largest single commercial real estate loan had a balance of approximately $7,500,000 on June 30, 2008, and is secured by a commercial office building. The Bank sold $6.0 million of that loan on July 9, 2008 which was included in loans held for sale as of June 30, 2008.

Real Estate Construction Lending.

American Federal Savings Bank also lends funds for the construction of one- to-four-family homes and commercial real estate. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Real estate construction loans accounted for $7.30 million or 4.35% of the Bank’s loan portfolio at June 30, 2008.

Consumer Loans.

As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank. As of June 30, 2008, consumer loans totaled $11.56 million or 6.87% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market area and generally have maturities of up to 7 years. For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

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

Commercial Loans.

Commercial loans amounted to $6.50 million, or 3.86% of the Bank’s total loan portfolio at June 30, 2008. American Federal Savings Bank’s commercial loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial loan portfolio amounts to only 3.86% of the total portfolio at June 30, 2008, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

Commercial loans of this nature usually involve greater credit risk than 1-4 family residential mortgage loans. The collateral we receive is typically related directly to the performance of the borrower’s business which means that repayment of commercial loans is dependent on the successful operations and income stream of the borrower’s business. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

Loans to One Borrower.

Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. As of June 30, 2008, our largest aggregation of loans to one borrower was approximately $7,500,000, consisting of one commercial real estate loan secured an office building. With having a commitment to sell eighty percent, or $6.0 million, of that loan, to the Montana Board of Investments, the balance of $1.5 million is below the Bank’s federal legal lending limit to one borrower of approximately $3.93 million. At June 30, 2008, this loan was current, and on July 9, 2008 eighty percent, or $6.0 million, of the loan was sold to the Montana Board of Investments as described above. The Bank maintains the servicing for this loan.

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

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyze the loan applications and the property involved. Officers and branch managers are granted lending authority based on the kind of loan types where they possess expertise and their level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. A quorum (five) of the board of directors is required for approval of any loan, or aggregation of loans to a single borrower, that exceeds $1,250,000.

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

Loan Commitments.

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of our commitments to extend credit as of June 30, 2008, was approximately $8.37 million, $7.78 million of which was for residential mortgage loans.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2008, American Federal Savings Bank had no real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2008, we had $32,000 ($0.00 net of specific reserves) of loans that were non-performing and held on non-accrual status.

Delinquent Loans.

The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days at June 30, 2008:

	Number	Amount	Percentage of Total Delinquent Loans

	(Dollars in thousands)
Loan Type:
Mortgage (1-4 family)	5	$285	31.75%
Real estate construction	—	—	0.00%
Commercial real estate & Land	5	306	34.08%
Home equity	5	209	23.27%
Consumer	14	46	5.12%
Commercial	1	52	5.79%

Total	30	$898	100.00%

Non-Performing Assets.

The following table sets forth information regarding American Federal Savings Bank’s non-performing assets as of the dates indicated. As of June 30, 2008 the Bank had one loan considered to be a troubled debt restructuring within the meaning of the Statement of Financial Accounting Standards No. 114. It was fully reserved as of June 30, 2008 leaving a net $0.00 balance as of June 30, 2008.

	At June 30,
	2008	2007

	(Dollars in thousands)
Non-accrual loans	$32	$21
Accruing loans delinquent 90 days or more	—	191
Real estate owned	—	—

Total	$32	$212

Total non-performing loans as a percentage of total loan portfolio	0.02%	0.13%

Percentage of total assets	0.01%	0.09%

During the year ended June 30, 2008, the Bank had no foreclosures resulting in neither gains nor losses. During the year ended June 30, 2008, no interest was recorded on loans previously accounted for on a non-accrual basis.

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

	At June 30,
	2008	2007

	(In thousands)
Residential mortgages (1-4 family):
Special mention	$—	$—
Substandard	—	128
Doubtful	—	—
Loss	—	—

Commercial Real Estate and Land:
Special mention	—	—
Substandard	42	—
Doubtful	—	—
Loss	—	—

Home equity loans:
Special mention	—	—
Substandard	—	9
Doubtful	—	—
Loss	32	31

Consumer loans:
Special mention	—	—
Substandard	26	21
Doubtful	—	—
Loss	—	4

Commercial loans:
Special mention	—	191
Substandard	—	7
Doubtful	—	—
Loss	—	—

Real estate owned/repossessed property
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Loss	6	—

Total classified loans and real estate owned	$106	$391

Allowance for Loan Losses and Real Estate Owned.

The Bank segregates its loan portfolio for loan losses into the following broad categories: residential mortgages (1-4 family), commercial real estate, real estate construction, commercial loans, home equity loans and consumer loans. The Bank provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based on historical analyses and other factors such as volume and severity of delinquencies, local and national economy, underwriting standards, and other factors. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process.

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. We had $300,000 in allowances for loan losses at June 30, 2008.

While we believe we have established our existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that bank regulators, in reviewing our loan portfolio, will not request that we significantly increase our allowance for loan losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause us to significantly increase our allowance for loan losses, therefore negatively affecting our financial condition and earnings.

In making loans, we recognize that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

It is our policy to review our loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis.

The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

	For the Years Ended June 30,
	2008	2007

	(Dollars in thousands)

Balance at beginning of period	$518	$535

Loans charged-off	(54)	(29)
Recoveries	11	12

Net loans charged-off	(43)	(17)
Provision for possible loan losses	(175)	—

Balance at end of period	$300	$518

Allowance for loan losses to total loans	0.18%	0.33%

Allowance for loan losses to total non-performing loans	937.50%	244.34%

Net recoveries (charge-offs) to average loans outstanding during the period	(0.03)%	(0.01)%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	2008			2007

	(Dollars in thousands)

	Amount	Percentage of Allowance to Total Allowance	Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loans in Each Category to Total Loans

First Mortgage Loans:
Residential mortgage (1-4 family)	$133	44.33%	51.53%	$189	36.49%	51.68%
Commercial real estate	34	11.33%	16.75%	27	5.21%	16.16%
Real estate construction	10	3.33%	4.35%	13	2.51%	5.20%

Total mortgage loans	177	59.00%	72.62%	229	44.21%	73.04%

Other loans:
Home equity	62	20.67%	16.65%	48	9.27%	15.74%
Consumer	51	17.00%	6.87%	141	27.22%	7.21%
Commercial	10	3.32%	3.86%	100	19.30%	4.01%

Total other loans	123	41.00%	27.38%	289	55.79%	26.96%

Total	$300	100.00%	100.00%	$518	100.00%	100.00%

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

Investment Policies.

The investment policy of Eagle, which is established by the board of directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing American Federal’s lending activities. The policy provides for available-for-sale (including those accounted for under SFAS 159), held-to-maturity, and trading classifications. However, Eagle does not hold any securities for purposes of trading. The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policies. Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, and mortgage-backed securities. Collateralized mortgage obligations, investment grade corporate debt securities, and commercial paper are also included. We also invest in Federal Home Loan Bank overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

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

The Board, through its asset liability committee, has charged the President & CEO to implement the investment policy. All transactions are reported to the board of directors monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

Investment Securities.

We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under SFAS 159) or held-to-maturity to enhance total return on investments. At June 30, 2008, our investment securities included U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities, collateralized mortgage obligations and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Eagle also maintains a small portion of common stock. Investment securities held-to-maturity represented 0.84% of Eagle’s total investment portfolio. Securities available-for-sale totaled 94.82% of Eagle’s total investment portfolio, while securities –SFAS 159 totaled 1.60%. The remaining percentage is comprised of interest-bearing deposits in banks and stock in the Federal Home Loan Bank of Seattle (FHLB). During the past year, total investment balances in mortgage-backed securities and collateralized mortgage obligations increased as management implemented a “leverage strategy” in March, 2008 to take advantage of historical large spreads. This strategy accounts for approximately $15 million in the increase in those securities. Much of the cash generated by payments on mortgage-backed securities and maturities of agency obligations has been reinvested in municipal securities.

The following table sets forth the carrying value of Eagle’s investment and mortgage-backed securities portfolio at the dates indicated.

	At June 30,

	2008		2007

	(Dollars in thousands)

	Book Value	Percentage of Total	Book Value	Percentage of Total

Securities available for sale, at fair value:
U.S. Government and agency obligations	$2,232	2.70%	$3,643	5.41%
Corporate obligations	12,722	15.38	13,623	20.22
Municipal obligations	22,190	26.83	20,728	30.77
Collateralized mortgage obligations	28,224	34.17	17,075	25.35
Mortgage-backed securities	13,016	15.74	7,872	11.68
Common Stock	33	—	—	—
Corporate preferred stock	—	—	1,833	2.72

Total securities available-for-sale	78,417	94.82	64,774	96.15

Securities held to maturity, at book value:

Mortgage-backed securities	22	0.03	95	0.14
Municipal obligations	675	0.82	826	1.23

Total securities held-to-maturity	697	0.85	921	1.37

Preferred stock - SFAS 159	1,321	1.60	N/A	N/A

Total securities	80,435	97.27	65,695	98

Interest-bearing deposits	549	0.66	360	0.53

Federal Home Loan Bank capital stock, at cost	1,715	2.07	1,315	1.95

Total	$82,699	100.00%	$67,370	100.00%

The following table sets forth information regarding the carrying values, weighted average yields and maturities of Eagle’s investment and mortgage-backed securities portfolio at June 30, 2008.

	At June 30, 2008

	One Year or Less		One to Five Years		More than Five Years		Total Investment Securities

	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Approximate Market Value	Annualized Weighted Average Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$1,004	3.78	$515	2.76%	$713	3.05%	$2,232	$2,232	3.31%
Corporate obligations	3,535	3.93	6,301	4.84	2,888	6.86	12,724	12,724	5.05
Municipal obligations	—	—	256	5.03	21,934	4.93	22,190	22,190	4.93
Collateralized mortgage obligations	—	—	712	3.70	27,510	4.89	28,222	28,222	4.86
Mortgage-backed securities	484	3.71	1,322	3.68	11,210	5.19	13,016	13,016	4.98
Common stock (dividend yield)	—	—	—	—	33	9.90	33	33	—

Total securities available for sale	5,023	3.88	9,106	4.47	64,288	5.03	78,417	78,417	4.88

Securities held to maturity:
Mortgage-backed securities	22	5.45	—	—	—	—	22	22	5.45
Municipal obligations	300	5.81	235	7.27	140	6.46	675	686	6.45

Total securities held to maturity	322	5.79	235	7.27	140	6.46	697	708	6.42

Preferred - SFAS 159	—	—	—	—	1,321	7.86	1,321	1,321	7.86

Total securities	5,345	3.99	9,341	4.54	65,749	5.09	80,435	80,446	4.95

Interest-bearing deposits	549	2.00	—	—	—	—	549	549	2.00

Federal Home Loan Bank capital stock	—	—	—	—	1,715	1.82	1,715	1,715	1.82

Total	$5,894	3.81%	$9,341	4.54%	$67,464	5.00%	$82,699	$82,710	4.86%

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

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $116.63 million or 65.21% of the Bank’s deposits at June 30, 2008 ($94.52 million or 52.85% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, will result in an increase in our cost of funds.

The following table sets forth American Federal’s distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

	At June 30,

		2008			2007

	(Dollars in thousands)

	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

Noninterest checking	$14,617	8.17%	0.00%	$13,694	7.62%	0.00%
Passbook savings	23,906	13.37%	0.65%	22,521	12.54%	0.65%
NOW account/Interest bearing checking	30,720	17.18%	0.38%	30,953	17.23%	0.21%
Money market accounts	25,275	14.12%	1.75%	23,292	12.96%	2.12%

Total	94,518	52.85%	0.76%	90,460	50.35%	0.78%

Certificates of deposit accounts:
IRA certificates	22,108	12.36%	3.15%	21,534	11.99%	3.97%
Brokered certificates	—	0.00%	0.00%	4,411	2.46%	5.30%
Other certificates	62,225	34.79%	3.31%	63,242	35.20%	4.66%

Total certificates of deposit	84,333	47.15%	3.27%	89,187	49.65%	4.53%

Total deposits	$178,851	100.00%	1.94%	$179,647	100.00%	2.64%

The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2008, for the maturity dates indicated:

	(In thousands)
	June 30, 2009	June 30, 2010	June 30, 2011	After June 30, 2012	Total

1.01-2.00%	$694	$—	$—	$—	$694
2.01-3.00%	29,477	1,117	30	—	30,624
3.01-4.00%	25,666	6,902	1,054	47	33,669
4.01-5.00%	10,417	2,617	702	339	14,075
5.01-6.00%	4,906	326	39	—	5,271
6.01-7.00%	—	—	—	—	—

Total	$71,160	$10,962	$1,825	$386	$84,333

The following table shows the amount of certificates of deposit of more than $100,000 by time remaining until maturity as of June 30, 2008:

(In thousands)

3 months or less	$6,925
Over 3 to 6 months	7,366
Over 6 to 12 months	5,497
Over 12 months	2,343

Total	$22,131

The following table sets forth the net changes in deposit accounts for the periods indicated:

	Year Ended June 30,

	2008	2007

	(Dollars in thousands)

Opening balance	$179,647	$174,342
Deposits(Withdrawals), Net	(5,060)	1,279
Interest credited	4,263	4,026

Ending balance	$178,850	$179,647

Net increase	$(797)	$5,305

Percent increase	-0.44%	3.04%

Weighted average cost of deposits during the period	2.67%	2.37%

Weighted average cost of deposits at end of period	1.94%	2.64%

Our depositors are primarily residents of the state of Montana.

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

During the fiscal year ended June 30, 2006, Eagle formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.0 million. Eagle has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt. The securities have a 30 year maturity and carry a fixed coupon of 6.02% for the first five years, at which time the coupon becomes variable, at a spread of 142 basis points over 3 month LIBOR.

The following table sets forth information concerning our borrowing from the Federal Home Loan Bank of Seattle and PNC at the end of, and during, the periods indicated:

	Ended June 30,

	2008	2007

	(Dollars in thousands)
Advances and other borrowings:
Average balance	$43,712	$29,071
Maximum balance at any month-end	68,222	36,695
Balance at period end	68,222	33,800

Weighted average interest rate during the period	4.50%	5.04%
Weighted average interest rate at period end	3.94%	4.90%

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except for American Federal Savings Bank and Eagle Bancorp Statutory Trust I.

Personnel

As of June 30, 2008, we had 73 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

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

Regulatory Capital Requirements.

Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three capital standards. The standards for capital adequacy are tangible capital equal to 1.5% of adjusted total assets, core capital (leverage ratio) equal to at least 4% of total adjusted assets, and risk-based capital equal to 8% of total risk-weighted assets. In order to be deemed “Well Capitalized”, OTS rules require a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6%, and a total risk-based ratio of at least 10%. American Federal’s capital ratios at June 30, 2008 are set forth below.

	Actual		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

Tangible	$25,928	9.40	$4,136	1.50
Leverage	$25,928	9.40	$8,272	3.00
Tier 1 risk-based	$25,928	13.30	$7,799	4.00
Total risk-based	$26,192	13.43	$15,599	8.00

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

Office of Thrift Supervision regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution’s capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it is in need of more than the normal supervision has the greatest amount of flexibility for determining dividends. Such institutions can, after prior notice but without the approval of the Office of Thrift Supervision, make capital distributions during a calendar year. These distributions can be equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its excess capital divided by its fully phased-in capital requirements at the beginning of the calendar year. At the institution’s discretion, dividends can also be 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior regulatory notice. As of June 30, 2008, American Federal Savings Bank had this level of flexibility with respect to dividends.

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

Savings institutions have authority to borrow from the Federal Reserve System “discount window”. The Bank established during the fiscal year a “primary credit” facility at the Federal Reserve’s discount window. It had a $0.00 balance as of June 30, 2008 and is secured by an agency bond.

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

The revisions to the Internal Revenue Code in 1996 also provided that all thrift institutions must generally recapture any “applicable excess reserves” into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution’s applicable excess reserves equals the excess of the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. These are known as pre-1988 reserves. American Federal Savings Bank had recaptured all of it’s remaining applicable excess reserve as of June 30, 2008.

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

Location	Address	Opened	Value At June 30, 2008 (in thousands)	Square Footage

Helena Main	1400 Prospect Ave.	1997	$4,052	32,304
Office	Helena, MT 59601

Helena Downtown	28 Neill Ave.	1987	$380	1,391
Drive-up	Helena, MT 59601

Helena Skyway Branch	2090 Cromwell Dixon	Under Construction	$911	4,643
	Helena, MT 59602

Butte Office	3401 Harrison Ave.	1979	$521	3,890
	Butte, MT 59701

Bozeman Office	606 North Seventh	1980	$495	5,886
	Bozeman, MT 59715

Bozeman Branch	1455 Oak St	Under Construction	$1,626	19,818
	Bozeman, MT 59715

Townsend Office	416 Broadway	1979	$95	1,973
	Townsend, MT 59644

As of June 30, 2008, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $8.08 million.

ITEM 3. LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal. There were no lawsuits pending or known to be contemplated against Eagle or American Federal at June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS’ PURCHASES OF EQUITY SECURITIES.

The common stock is traded on the OTC Bulletin Board under the symbol “EBMT.” At the close of business on June 30, 2008, there were 1,076,072 shares of common stock outstanding, held by approximately 600 shareholders of record. Eagle Financial MHC, Eagle’s mutual holding company, held 648,493 shares (or 60.3%) of the outstanding common stock.

The high bid and asked prices noted below for the four quarters of fiscal 2007 and the four quarters of the current fiscal year were obtained from the OTC Bulletin Board. The quotations reflect interdealer prices without retail markup, markdown or commission, and may not represent actual transactions.

	High Bid	Low Bid

Fourth quarter 2008	$29.50	$25.75
Third quarter 2008	$30.80	$26.00
Second quarter 2008	$32.75	$30.30
First quarter 2008	$33.00	$30.45
Fourth quarter 2007	$34.00	$31.43
Third quarter 2007	$34.50	$31.50
Second quarter 2007	$34.00	$31.30
First quarter 2007	$34.00	$31.25

The closing price of the common stock on June 30, 2008, was $27.00. The company had paid four quarterly dividends during the year, all in the amount of $0.24 per share. Eagle Financial MHC waived receipt of its dividends during the year.

ITEM 5 (c) SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2008	2,000	28.25	2,000	25,000
May 2008	None	N/A	N/A	N/A
June 2008	None	N/A	N/A	N/A
Total	2,000	$28.25	2,000	25,000

* The Company publicly announced a stock repurchase program on January 17, 2008. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of August 29, 2008, 3,750 shares had been purchased.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements.” Eagle desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include Eagle’s expectations of future financial results. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, and similar expressions identify forward-looking statements. Eagle’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain. Factors which could affect actual results but are not limited to include (i) change in general market interest rates, (ii) general economic conditions, (iii) local economic conditions, (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle’s loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) competition, and (x) demand for financial services in Eagle’s markets. These factors should be considered in evaluating the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of their dates.

General

Eagle Bancorp’s subsidiary, American Federal Savings Bank, operates as a community savings bank. It raises money by offering FDIC-insured deposit products and lending this money, primarily for the purpose of home financing. As of June 30, 2008, 43.21% of its total loans were residential mortgage loans with fixed rates and 11.96% were residential mortgage loans with adjustable rates. Total first lien mortgage loans at June 30, 2008, were $122.27 million or 72.62% of the total loan portfolio. Other loan products include home equity loans, consumer and commercial loans. These loans totaled $46.09 million or 27.38% of the total loan portfolio.

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

	For the twelve months ended June 30,

	2008			2007

	(Dollars in thousands)
	Average Daily Balance	Interest and Dividends	Yield/ Rate	Average Daily Balance	Interest and Dividends	Yield/ Rate

Assets:
Interest-earning assets:
FHLB stock	$1,336	$16	1.20%	$1,315	$7	0.53%
Loans receivable, net	165,470	10,905	6.59	149,818	9,731	6.50
Investment securities	67,837	3,105	4.58	66,723	2,854	4.28
Interest-bearing deposits with banks	1,587	63	3.97	922	50	5.42

Total interest-earning assets	236,230	14,089	5.96	218,778	12,642	5.78
Noninterest-earning assets	19,070			18,351

Total assets	$255,300			$237,129

Liabilities and Equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$21,981	$420	1.91	$25,648	$525	2.05
Passbooks	22,965	150	0.65	23,139	152	0.66
Checking	30,550	71	0.23	30,789	63	0.20
Certificates of deposit	88,888	3,746	4.21	83,753	3,451	4.12
Advances from FHLB & subordinated debt	48,867	2,266	4.64	34,226	1,766	5.16

Total interest-bearing liabilities	213,251	6,653	3.12	197,555	5,957	3.02
Non-interest checking	14,063			13,382
Other noninterest-bearing liabilities	2,403			2,189

Total liabilities	229,717			213,126

Total equity	25,583			24,003

Total liabilities and equity	$255,300			$237,129

Net interest income/interest rate spread(1)		$7,436	2.84%		$6,685	2.76%

Net interest margin(2)			3.15%			3.06%

Total interest-earning assets to interest-bearing liabilities			110.78%			110.74%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.

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

	For the Years Ended June 30, Increase (Decrease)

	(In thousands)
	2008 vs 2007			2007 vs 2006

	Volume	Due to Rate	Net	Volume	Due to Rate	Net

Interest earning assets:
Loans receivable, net	$1,017	$157	$1,174	$1,603	$329	$1,932
Investment securities	48	203	251	(113)	326	213
Interest-bearing deposits with banks	36	(23)	13	(22)	13	(9)
Other earning assets	—	9	9	—	7	7

Total interest earning assets	1,101	346	1,447	1,468	675	2,143

Interest-bearing liabilities:
Passbook, money market and checking accounts	(76)	(23)	(99)	(49)	78	29
Certificates of deposit	212	83	295	239	912	1,151
Borrowings	755	(255)	500	824	168	992

Total interest-bearing liabilities	891	(195)	696	1,014	1,158	2,172

Change in net interest income	$210	$541	$751	$454	$(483)	$(29)

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

For the past few years, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio. Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner. Deposit growth will be difficult due to fierce competition and wholesale funding (which is usually more expensive than retail deposits) will likely be needed to supplement deposit growth.

The level and movement of interest rates impacts the Bank’s earnings as well. For the 2008 fiscal year the yield curve began to steepen as the Federal Open Market Committee (“FOMC”) reduced the fed funds rate by a total of 275 basis points during the fiscal year, however long-term rates remained relatively unchanged.

Financial Condition

Introduction.

Total assets increased $35.22 million, or 14.39%, to $279.91 million at June 30, 2008, compared to $244.69 million at June 30, 2007. Total liabilities increased by $33.68 million, or 15.27%, to $254.27 million at June 30, 2008, from $220.60 million at June 30, 2007. The loan portfolio grew $10.01 million during the year, approximately sixty percent of the previous year’s growth, due to an increase in loan sales. Total deposits decreased $796,000, reflecting the Bank’s decision to call a $4.41 million brokered certificate of deposit. Noninterest checking increased $923,000 or 6.74%, to $14.62 million at June 30, 2008, while money market accounts increased $1.98 million, or 8.81%. Much of the asset growth was funded by increased borrowings principally in the form of FHLB borrowings.

Balance Sheet Details.

Loans receivable increased $10.01 million, or 6.33% to $168.15 million from $158.14 million. Increased originations in most loan categories contributed to the higher loan balances, and consequently all categories except real estate construction loans showed an increase in balances compared to last year. Commercial real estate and land loans increased $2.58 million during the year, and residential mortgage loans increased $4.79 million. The available-for-sale (AFS) investment portfolio increased $13.64 million, or 21.06%, to $78.42 million at June 30, 2008 from $64.77 million at June 30, 2007. The investment category with the largest increase was collateralized mortgage obligations (“CMO’s”), which increased $11.15 million.

Total deposits decreased $796,000. Certificates of deposit decreased $4.85 million, to $84.33 million at June 30, 2008 from $89.19 million at June 30, 2007. This amount includes $4.41 million of brokered certificates of deposit that the Bank called during the year as noted above. Without the calling of that brokered certificate of deposit the decrease would have been $440,000. The Bank had no brokered deposits as of June 30, 2008. Interest-earning checking accounts decreased $234,000 while noninterest checking increased $923,000. Money market accounts increased $1.98 million and savings accounts increased $1.39 million. Deposit growth is expected to continue to be difficult to achieve due to fierce competition among financial institutions in our markets. Advances from the Federal Home Loan Bank and other borrowings increased to $68.22 million at year-end 2008 from $33.80 million at year-end 2007, an increase of $34.42 million. This increase was needed to help fund growth in loans and investments.

Total shareholders’ equity was $25.63 million at June 30, 2008, an increase of $1.55 million. This increase was the result of net income for the year and a decrease in accumulated other comprehensive loss of $86,000 (mainly due to a decrease in net unrealized loss on securities available-for-sale), partially offset by the purchase of treasury stock and dividends paid during the year.

Comparison of Operating Results for the Years Ending June 30, 2008 and 2007

Net Income.

Eagle’s net income was $2.110 million and $1.778 million for the years ended June 30, 2008 and 2007 respectively. This increase of $332,000, or 18.67%, was the result of an increase in net interest income of $751,000 a decrease in net noninterest income of $37,000 and an adjustment to the provision for loan losses of $175,000, offset by an increase in noninterest expense of $449,000. Eagle’s tax provision was $108,000 higher in 2008. Basic earnings per share for the year ended June 30, 2008 were $1.97, compared to $1.66 for the year ended June 30, 2007. Diluted earnings per share were $1.74 and $1.47 for 2008 and 2007, respectively.

Net Interest Income.

Net interest income increased to $7.436 million for the year ended June 30, 2008, from $6.685 million for the previous year. This increase of $751,000, or 11.23%, was the result of an increase in interest income of $1.438 million, partially offset by an increase in interest expense of $687,000.

Interest and Dividend Income.

Total interest and dividend income was $14.089 million for the year ended June 30, 2008, compared to $12.651 million for the year ended June 30, 2007, an increase of $1.438 million, or 11.37%. Interest and fees on loans increased to $10.905 million for 2008 from $9.731 million for 2007. This increase of $1.174 million, or 12.06%, was due primarily to the increase in the average balances on loans receivable for the year ended June 30, 2008. The average interest rate earned on loans receivable increased by 9 basis points, to 6.59% from 6.50%. Average balances for loans receivable, net, for the year ended June 30, 2008 were $165.47 million, compared to $149.82 million for the previous year. This represents an increase of $15.65 million, or 10.45% and reflects management’s plan to grow the loan portfolio. Interest and dividends on investment securities available-for-sale (AFS) increased to $3.071 million for the year ended June 30, 2008 from $2.811 million for the year ended June 30, 2007, an increase of $260,000, or 9.25%. This increase was the result of higher average interest rates on the AFS portfolio during the year, along with an higher average balance. Interest earned from deposits at other banks increased slightly for the year ended June 30, 2008 due to higher average balances. Interest and dividends on investments held-to-maturity (HTM) also experienced a slight decline.

Interest Expense.

Total interest expense increased to $6.653 million for the year ended June 30, 2008 from $5.966 million for the year ended June 30, 2007, an increase of $687,000, or 11.52%. Interest on deposits increased to $4.387 million for the year ended June 30, 2008 from $4.191 million for the year ended June 30, 2007. This increase of $196,000, or 4.68%, was due primarily to an increase on average rates paid, and average balances. The average cost of deposits increased 10 basis points, to 2.67% in 2008 from 2.57% in 2007. Certificates of deposit were the only category to show an increase in average balances in 2008. An increase in the average balance of borrowings was partially offset by a decrease in the average rate paid and resulted in an increase in interest paid on borrowings to $2.266 million for the year ended June 30, 2008 from $1.775 million for the year ended June 30, 2007. The average balance of borrowings increased to $48.867 million for the year ended June 30, 2008, compared to $34.226 million for the year ended June 30, 2007 and resulted principally from an increase in FHLB borrowings. The average rate paid on borrowings increased to 4.64% in 2008 from 5.16% in 2007.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by American Federal Savings Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. An adjustment to reduce the allowance for loan loss of $175,000 was made for the year ended June 30, 2008, and no provision or adjustment was made for the year ended June 30, 2007. This is a reflection of the continued strong asset quality of American Federal’s loan portfolio, as non-performing loan ratios continue to be low. Total classified assets decreased to $106,000 at June 30, 2008 from $391,000 at June 30, 2007. Total non-performing loans as a percentage of the total loan portfolio is 0.02% at June 30, 2008, down from 0.13% at June 30, 2007. As of June 30, 2008, American Federal Savings Bank had no real estate owned.

Noninterest Income.

Total noninterest income decreased to $2.224 million for the year ended June 30, 2008, from $2.261 million for the year ended June 30, 2007, a decrease of $37,000 or 1.64%. This decrease was primarily due to recognized losses of $511,000 on Freddie Mac and Fannie Mae preferred stock that is accounted for under Statement of Financial Accounting Standard (SFAS) No. 159 “Fair Value Option for Financial Assets and Financial Liabilities”. Eagle implemented SFAS on July 1, 2007. The preferred stock of Freddie Mac and Fannie Mae currently held by the company constitutes $1.321 million or 0.47 percent of total assets as of June 30, 2008. This stock continues to demonstrate high price volatility and could negatively impact future earnings of the Company. As of July 31, 2008 it had a market value of $901,000. If that value remains to September 30, 2008, the Company would recognize an additional loss of $420,000 in the first quarter of fiscal year 2009. Net gain on sale of loans increased $158,000 to $801,000, due to management’s decision to sell a higher percentage of mortgage originations. Service charges on deposit accounts increased $215,000 to $711,000 for the year ending June 30, 2008 from $496,000 for the year ending June 30, 2007. This was primarily due to an over-draft protection plan program implemented by the Bank during the fiscal year. Other noninterest income increased $16,000 to $609,000, primarily due to increased fee income on electronic payments and higher fee income on loan products. The single largest item in other noninterest income is earnings from bank owned life insurance of $236,000.

Noninterest Expense.

Noninterest expense increased by $449,000 or 6.79% to $7.063 million for the year ended June 30, 2008 from $6.614 million for the year ended June 30, 2007. This increase was primarily due to increases in salaries and benefits of $348,000, consulting fees of $37,000 and advertising expense of $46,000. The increase in salaries and benefits was due to normal pay raises. Consulting fees increased due to the use of market analysis and product development firms during the fiscal year. Advertising expenses were higher due to increased promotion of deposit products. Other categories of noninterest expense showed modest changes.

Income Tax Expense.

Eagle’s income tax expense was $662,000 for the year ended June 30, 2008, compared to $554,000 for the year ended June 30, 2007. The effective tax rate for the year ended June 30, 2008 was 23.9% as opposed to 23.8% for the year ended June 30, 2007.

Liquidity and Capital Resources

The company’s subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio average was 9.25% and 9.93% for the months ended June 30, 2008 and 2007, respectively. The liquidity ratio declined due to an increase in the loan portfolio (funded by other borrowings) while the investment portfolio and deposits showed smaller increases.

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

Net cash provided by (used by) the Company’s operating activities, which is primarily comprised of cash transactions affecting net income was $(2.997) million for the year ended June 30, 2008 and $2.885 million for the year ended June 30, 2007. The change was primarily a result of a increase in the amount of loans held for sale in 2007.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $28.934 million for the year ended June 30, 2008, and $18.796 million for the year ended June 30, 2007. The increase in cash used was primarily due to more investment purchases in available-for-sale securities in 2008 compared to 2007.

Net cash provided by the Company’s financing activities, which is primarily cash transactions from net increases in deposits and net Federal Home Loan Bank advances and other borrowings, totaled $32.952 million for the year ended June 30, 2008, and $16.109 million for the year ended June 30, 2007. This increase in cash provided was primarily due to the increase in FHLB borrowings in 2008.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on our commitments to make loans and management’s assessment of our ability to generate funds.

At March 31, 2008 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, decreased slightly from the previous quarter. The market value of the Bank’s capital position has decreased slightly from the previous year. The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

As of June 30, 2008, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2008, the Bank’s tangible, core, and risk-based capital ratios amounted to 9.40%, 9.40%, and 13.43%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

On September 7, 2006, the Task Force reached a conclusion on Emerging Issues Task Force No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulleting No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchases by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulleting No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB’s Emerging Issues Task Force issued EITF Issue No 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

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

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. Based on this assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2008 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

The information required by Items 9, 10, 11, 12 and 14 of this part is presented in the proxy statement issued by the Board of Directors in connection with the annual meeting of stockholders to be held October 16, 2008, which is hereby incorporated by reference into this annual report.

Item 13. Exhibits.

A.	(1)

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp and subsidiary as of June 30, 2008 and June 30, 2007 and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

	(2)	Schedules omitted as they are not applicable.

B.	Exhibits

	*	2.1	Amended and Restated Plan of Mutual Holding Company Reorganization and Stock Issuance

	*	3.1	Charter of Eagle Bancorp

	*	3.2	Bylaws of Eagle Bancorp

	*	4	Form of Stock Certificate of Eagle Bancorp

	*	10.1	Employee Stock Ownership Plan and Trust

	**	10.2	Stock Plan

	***	10.3	Employment Contract of Peter J. Johnson

		11	Computation of per share earnings (incorporated by reference to Note 2 to Notes To Consolidated Statements of Financial Condition dated June 30, 2008)

	****	14	Code of Ethics

		21.1	Subsidiaries of Registrant (incorporated by reference to Part I, Subsidiary Activity)

		23.1	Consent of Davis, Kinard & Co., P.C.

		31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2

Certification by Clinton J. Morrison, Chief Financial Officer, pursuant to Rule 13a- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1

Certification by Peter J. Johnson, Chief Executive Officer and Clinton J. Morrison, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ Peter J. Johnson

Peter J. Johnson
President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

President & Chief Executive
/s/ Peter J. Johnson	Officer	9/15/08

Peter J. Johnson	Director (Principal Executive
Officer)

/s/ Clinton J. Morrison	Senior Vice President and Chief	9/15/08

Clinton J. Morrison	Financial Officer (Principal
Financial Officer

/s/ Larry A. Dreyer	Chairman	9/15/08

Larry A. Dreyer

/s/ Don O. Campbell	Vice Chairman	9/15/08

Don O. Campbell

/s/ Rick F. Hays	Director	9/15/08

Rick F. Hays

/s/ Lynn E. Dickey	Director	9/15/08

Lynn E. Dickey

/s/ James A. Maierle	Director	9/15/08

James A. Maierle

/s/ Thomas J. McCarvel	Director	9/15/08

Thomas J. McCarvel

Exhibit 99 – Consolidated Statements of Financial Condition

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

June 30, 2008 and 2007

EAGLE BANCORP AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eagle Bancorp and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp and Subsidiary as of June 30, 2008, and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2008 and 2007 financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp and Subsidiary as of June 30, 2008 and 2007, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

DAVIS, KINARD & CO., P.C.

Abilene, Texas
July 31, 2008

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2008 and 2007
(Dollars in Thousands, Except for Per Share Data)

	2008	2007

Assets

Cash and due from banks	$3,541	$2,709
Interest bearing deposits in banks	549	360

Cash and cash equivalents	4,090	3,069

Securities available for sale	78,417	64,774
Securities held to maturity (fair value approximates $708 in 2008 and $930 in 2007)	697	921
Preferred stock - SFAS 159	1,321	—
FHLB stock restricted, at cost	1,715	1,315
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held for sale	7,370	1,175
Loans receivable, net of deferred loan fees and allowance for loan losses of $300 in 2008 and $518 in 2007	168,149	158,140
Accrued interest and dividend receivable	1,426	1,333
Mortgage servicing rights, net	1,652	1,628
Premises and equipment, net	8,080	5,806
Cash surrender value of life insurance	6,285	5,764
Other assets	550	606

	$279,907	$244,686

Liabilities and Shareholders’ Equity

Noninterest bearing	$14,617	$13,694
Interest bearing	164,234	165,953

Total deposits	178,851	179,647

Accrued expenses and other liabilities	2,045	1,996
Federal funds purchased	3,000	3,800
FHLB advances and other borrowings	65,222	30,000
Subordinated debentures	5,155	5,155

Total liabilities	254,273	220,598

Shareholders’ equity

Preferred stock, no par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized, 1,223,572 shares issued; 1,076,072 and 1,084,357 shares outstanding in 2008 and 2007, respectively	12	12
Capital surplus	4,487	4,387
Unallocated common stock held by ESOP	(55)	(92)
Treasury stock, at cost	(5,013)	(4,759)
Retained earnings	27,025	25,448
Net accumulated other comprehensive loss	(822)	(908)

Total shareholders’ equity	25,634	24,088

	$279,907	$244,686

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Income
Years Ended June 30, 2008 and 2007
(Dollars in Thousands, Except for Per Share Data)

	2008	2007

Interest and dividend income
Loans, including fees	$10,905	$9,731
Available for sale securities	3,071	2,811
Held to maturity securities	34	43
Trust preferred securities	9	9
Federal Home Loan Bank stock dividends	16	7
Deposits with banks	63	50

Total interest income	14,098	12,651

Interest expense
Deposits	4,387	4,191
FHLB advances and other borrowings	1,966	1,466
Subordinated debentures	309	309

Total interest expense	6,662	5,966

Net interest income	7,436	6,685

Credit for loan losses	(175)	—

Net interest income after provision for loan losses	7,611	6,685

Noninterest income
Service charges on deposit accounts	711	496
Net gain on sale of loans	801	643
Mortgage loan service fees	542	533
Net realized gain (loss) on sales of available for sale securities	72	(4)
Net loss on preferred stock - SFAS 159	(511)	—
Other income	609	593

Total noninterest income	2,224	2,261

Noninterest expenses
Salaries and employee benefits	3,965	3,617
Occupancy and equipment expense	818	824
Data processing	297	286
Advertising	293	247
Amortization of mortgage servicing rights	313	305
Federal insurance premiums	20	21
Postage	99	86
Legal, accounting, and examination fees	220	232
Consulting fees	116	79
ATM processing	56	49
Other expense	866	868

Total noninterest expenses	7,063	6,614

Income before income taxes	2,772	2,332

Income tax expense	662	554

Net income	$2,110	$1,778

Basic earnings per share	$1.97	$1.66

Diluted earnings per share	$1.74	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2008 and 2007
(Dollars in Thousands, Except for Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at July 1, 2006	$—	$12	$4,274	$(129)	$(4,521)	$24,056	$(1,147)	$22,545

Net income						1,778		1,778
Change in net unrealized depreciation on available for sale securities and cash flow hedges, net							239	239

Total comprehensive income								2,017

Dividends paid ($.88 per share)						(386)		(386)

Treasury stock purchased (3,100 shares @ $31.90; 1,056 shares @ $32.00; 1,000 shares @ $32.60; 1,200 shares @ $33.00; 1,000 shares @ $33.00;					(238)			(238)

ESOP shares allocated or committed to be released for allocation (4,600) shares			113	37				150

Balance at June 30, 2007	—	12	4,387	(92)	(4,759)	25,448	(908)	24,088

Net income						2,110		2,110

Change in net unrealized depreciation on available for sale securities and cash flow hedges, net							86	86

Total comprehensive income								2,196

SFAS 159 Adjustment						(118)		(118)

Dividends paid ($.96 per share)						(415)		(415)

Treasury stock purchased (1,250 shares @ $33.00; 3,285 shares @ $32.75; 1,000 shares @ $27.25; 750 shares @ $28.25; 2,000 shares @ $28.25;					(254)			(254)

ESOP shares allocated or committed to be released for allocation (4,600) shares			100	37				137

Balance at June 30, 2008	$—	$12	$4,487	$(55)	$(5,013)	$27,025	$(822)	$25,634

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended June 30, 2008 and 2007
(Dollars in Thousands, Except for Per Share Data)

	2008	2007

Cash flows from operating activities
Net income	$2,110	$1,778
Adjustments to reconcile net income to net cash provided by operating activities
Provision for mortgage servicing rights valuation losses	—	—
Credit for loan losses	(175)	—
Depreciation	459	482
Net amortization of securities	234	503
Amortization of capitalized mortgage servicing rights	313	305
Net gain on sale of loans	(801)	(643)
Net realized (gain) loss on sales of available for sale securities	(72)	4
Net realized loss on preferred stock - SFAS 159	511	—
Net loss on sale of fixed assets	3	—
Appreciation in cash surrender value of life insurance, net	(222)	(191)
Net change in
Loans held for sale	(5,366)	387
Accrued interest receivable	(95)	(119)
Other assets	414	210
Accrued expenses and other liabilities	(311)	169

Net cash (used in) provided by operating activities	(2,998)	2,885

Cash flows from investing activities
Activity in available for sale securities
Sales	4,852	5,122
Maturities, prepayments and calls	15,778	16,097
Purchases	(36,176)	(21,936)
Activity in held to maturity securities
Maturities, prepayments and calls	224	111
FHLB stock purchased	(400)	—
Loan originations and principal collections, net	(10,175)	(17,522)
Purchase of bank owned life insurance	(300)	(342)
Proceeds from sale of equipment	9	—
Additions to premises and equipment	(2,746)	(326)

Net cash used in investing activities	(28,934)	(18,796)

Cash flows from financing activities
Net increase in deposits	(800)	5,305
Net change in federal funds purchased	(800)	3,800
Net change in advances from the FHLB and other borrowings	35,222	7,628
Purchase of treasury stock, at cost	(254)	(238)
Dividends paid	(415)	(386)

Net cash provided by financing activities	32,953	16,109

Net change in cash and cash equivalents	1,021	198

Cash and cash equivalents at beginning of year	3,069	2,871

Cash and cash equivalents at end of year	$4,090	$3,069

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

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

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At June 30, 2008 and June 30, 2007, no account balances were held with correspondent banks that were in excess of FDIC insured levels. Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items. Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1:	Summary of Significant Accounting Policies – continued

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks,” and “interest-bearing deposits in banks,” all of which mature within ninety days.

The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The Bank properly maintained amounts in excess of required reserves of $50,000 and $391,000 as of June 30, 2008 and 2007, respectively.

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

Trading – No investment securities were designated as trading at June 30, 2008 and 2007.

Securities – SFAS 159 – Beginning fiscal year, July 1, 2007 the Company elected to account for its preferred stock under SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earning when incurred. On July 1, 2007 a charge to retained earnings for $118,000 was recorded in accordance with the implementation of SFAS No. 159 to record the unrealized loss (net of taxes) on preferred stock at that date.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1:	Summary of Significant Accounting Policies – continued

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of the FHLB. The FHLB redeemed no shares during the years ended June 30, 2008 and 2007.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1:	Summary of Significant Accounting Policies – continued

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1:	Summary of Significant Accounting Policies – continued

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

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase. Subsequent to purchase, the policies are periodically adjusted for fair value. The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income. For the years ended June 30, 2008 and 2007 there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1:	Summary of Significant Accounting Policies – continued

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

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 147,500 shares in 2008 and 139,215 shares in 2007.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $293,000 and $247,000 for the years ended June 30, 2008 and 2007, respectively.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1:	Summary of Significant Accounting Policies – continued

Financial Instruments

All derivative financial instruments that qualify for hedge accounting are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments used as cash flow hedges are recognized as a component of comprehensive income. At June 30, 2008 and 2007, the Company was holding forward delivery commitments that qualify as derivative financial instruments.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1:	Summary of Significant Accounting Policies – continued

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for the Company’s financial statements for the year beginning on July 1, 2007, with earlier adoption permitted.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1:	Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements - continued

FIN 48 was effective for fiscal years that began after December 15, 2006 (including the first interim period for calendar year companies) and the provisions of FIN 48 were applied to all tax positions under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation were reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of this new accounting principle did not have a material effect on its financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

On September 7, 2006, the Task Force reached a conclusion on Emerging Issues Task Force No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulleting No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchases by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulleting No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB’s Emerging Issues Task Force issued EITF Issue No 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1:	Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements - continued

Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

NOTE 2:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:

(In Thousands)	2008	2007

Weighted average shares outstanding during the year on which basic earnings per share is calculated	1,071	1,073
Add: weighted average of stock held in treasury	143	137

Average outstanding shares on which diluted earnings per share is calculated	1,214	1,210

Net income applicable to common stockholders	$2,110	$1,778

Basic earnings per share	$1.97	$1.66

Diluted earnings per share	$1.74	$1.47

NOTE 3:	Securities

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 3:	Securities – continued

	June 30, 2008

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available for Sale
U.S. Government and agency	$2,242	$6	$(16)	$2,232
Municipal obligations	22,790	60	(660)	22,190
Corporate obligations	12,811	53	(142)	12,722
Mortgage-backed securites	13,135	8	(127)	13,016
CMOs	28,580	36	(392)	28,224
Common Stock	82		(49)	33

Total securities available for sale	$79,640	$163	$(1,386)	$78,417

Held to Maturity

Municipal obligations	$675	$11	$—	$686
Mortgage-backed securites	22	—	—	22

Total securities held to maturity	$697	$11	$—	$708

	June 30, 2007

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available for Sale
U.S. Government and agency	$3,690	$5	$(52)	$3,643
Municipal obligations	21,198	58	(528)	20,728
Corporate obligations	13,847	—	(224)	13,623
Mortgage-backed securites	8,107	3	(238)	7,872
CMOs	17,408	4	(337)	17,075
Corporate preferred stock	2,000	—	(167)	1,833

Total securities available for sale	$66,250	$70	$(1,546)	$64,774

Held to Maturity

Municipal obligations	$826	$9	$—	$835
Mortgage-backed securites	95	—	—	95

Total securities held to maturity	$921	$9	$—	$930

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 3:	Securities – continued

Beginning July 1, 2007 the Company elected to account for its FHLMC and FNMA preferred stock under SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earnings when incurred. Management elected to invoke the option to carry its preferred stock at fair value to more accurately reflect the estimated realizability of the preferred stock at each financial reporting date. The market value of preferred stock was $1,321,000, and $1,832,000 at June 30, 2008, and July 1, 2007, respectively, resulting in a loss in value of $511,000 for the twelve month period ending June 30, 2008, and is included in noninterest income. See Note 21 for further information.

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $87,240 and $27,996 for the years ended June 30, 2008 and 2007, respectively. Gross recognized losses on securities available-for-sale were $14,768 and $32,332 for the years ended June 30, 2008 and 2007, respectively.

The amortized cost and estimated fair value of securities at June 30, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2008

	Held to Maturity		Available for Sale

(Dollars in Thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$300	$300	$4,528	$4,538
Due from one to five years	235	244	7,119	7,072
Due from five to ten years	140	142	4,840	4,777
Due after ten years	—	—	21,356	20,757

	675	686	37,843	37,144

Mortgage-backed	22	22	13,135	13,016
CMOs	—	—	28,580	28,224
Common stock	—	—	82	33

Total	$697	$708	$79,640	$78,417

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 3:	Securities – continued

At June 30, 2008 and 2007, securities with a carrying value of $33,880,023 and $24,452,665, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table discloses, as of June 30, 2008 and 2007, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	June 30, 2008

	Less than 12 months		12 months or longer

(Dollars in Thousands)
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses

U.S. Government and agency	$964	$16	$—	$—
Municipal obligations	13,272	460	3,067	200
Corporate obligations	7,973	218	—	—
Mortgage-backed & CMOs	32,191	404	1,991	39
Common stock	33	49

Total	$54,433	$1,147	$5,058	$239

	June 30, 2007

U.S. Government and agency	$—	$—	$2,820	$52
Municipal obligations	12,338	369	4,023	159
Corporate obligations	4,075	75	9,548	149
Mortgage-backed & CMOs	6,617	183	15,292	392
Preferred stock	380	20	1,453	147

Total	$23,410	$647	$33,136	$899

The table above shows the Company’s investment gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2008 and 2007. 140 and 168 securities are in an unrealized loss position as of June 30, 2008 and 2007, respectively.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 3:	Securities – continued

At June 30, 2008, fifty-seven U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of less than 4% from the Company’s amortized cost basis. These unrealized losses are principally due to rising interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2008, eighty-five mortgage backed and CMO securities have unrealized losses with aggregate depreciation of less than 2% from the Company’s cost basis. These unrealized losses are principally due to rising interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2008, seventeen corporate obligations have unrealized losses with aggregate depreciation of less than 3% from the Company’s cost basis. These unrealized losses are principally due to rising interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2008, one common stock had unrealized losses with aggregate depreciation of 60% from the Company’s cost basis. It’s cost basis represents less than 0.03 percent of the Company’s total assets. These unrealized losses are principally due to market volatility particularly occurring in late June 2008. Much of the loss had been recovered subsequently. As such, no declines are deemed to be other than temporary.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 4:	Loans

A summary of the balances of loans follows:

	June 30,

(Dollars in Thousands)	2008	2007

First mortgage loans:
Residential mortgage (1-4 family)	$86,751	$81,958
Commercial real estate	28,197	25,621
Real estate construction	7,317	8,253
Other loans:
Home equity	28,034	24,956
Consumer	11,558	11,438
Commercial	6,502	6,366

Subtotal	168,359	158,592
Less: Allowance for loan losses	(300)	(518)
Deferred loan fees, net	90	66

Total loans, net	$168,149	$158,140

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $0 and $21,470 at June 30, 2008 and 2007, respectively. Interest income not accrued on these loans and cash interest income was immaterial for the years ended June 30, 2008 and 2007. The allowance for loan losses on nonaccrual loans as of June 30, 2008 and 2007 was $32,320 and $35,509, respectively. The Company expects to collect all amounts due on nonaccrual loans, including interest accrued at contractual rates. There were $32,320 and $0 loans considered impaired at June 30, 2008 and 2007, respectively. As of June 30, 2008 and 2007, the Company had $0 and $191,000, respectively, of loans past due greater than ninety days that were still accruing interest.

The following is a summary of changes in the allowance for loan losses:

	June 30,

(Dollars in Thousands)	2008	2007

Balance at beginning of period	$518	$535
Reclassification to repossessed property reserve	—	—
Credit for loan losses	(175)	—
Loans charged off	(54)	(29)
Recoveries of loans previously charged off	11	12

Balance at end of period	$300	$518

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 4:	Loans – continued

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers, and their related parties, of the Company at June 30, 2008 and 2007, were $7,808,639 and $152,901, respectively. During the year ended June 30, 2008, total principal additions amounted to $7,865,205 and total principal payments amounted to $197,731. Of that, one loan was to a company that is a related party of a director, and accounts for $7,500,000 of the $7,865,205 principle additions noted previously. On July 9th, 2008 $6,000,000 of this loan was sold to the Montana Board of Investments under an existing commitment established February 28, 2007. Interest income from these loans was $229,617 and $8,905 for the years ended June 30, 2008 and 2007, respectively.

NOTE 5:	Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $204,654,000 and $194,624,000 at June 30, 2008 and 2007, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,219,000 and $1,946,000 at June 30, 2008 and 2007, respectively.

The following is a summary of activity in mortgage servicing rights and the valuation allowance:

	Years Ended June 30,

(Dollars in Thousands)	2008	2007

Mortgage servicing rights
Balance at beginning of period	$1,628	$1,722
Mortgage servicing rights capitalized	337	211
Amortization of mortgage servicing rights	(313)	(305)

Balance at end of period	1,652	1,628
Valuation allowance
Balance at beginning of period		—
Provision (credited) to operations		—

Balance at end of period	—	—

Net mortgage servicing rights	$1,652	$1,628

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 5:	Mortgage Servicing Rights – continued

The fair values of these rights were $2,078,000 and $2,114,000 at June 30, 2008 and June 30, 2007, respectively. The fair value of servicing rights was determined using discount rates ranging from 10% to 18%, prepayment speeds ranging from 120% to 325%, depending on stratification of the specific right. The fair value was also adjusted for the affect of potential past dues and foreclosures.

NOTE 6:	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	June 30,

(Dollars in Thousands)	2008	2007

Land, buildings, and improvements	$10,571	$8,094
Furniture and equipment	4,261	4,231

	14,832	12,325
Accumulated depreciation	(6,752)	(6,519)

	$8,080	$5,806

Depreciation expense totaled $458,964 and $482,580 for the years ended June 30, 2008 and 2007, respectively.

NOTE 7:	Deposits

Deposits are summarized as follows:

	June 30,

(Dollars in Thousands)	2008	2007

Noninterest checking	$14,617	$13,694
Interest bearing checking (0.38%, 0.21%)	30,720	30,953
Passbook savings (0.65%, 0.65%)	23,906	22,521
Money market accounts (1.75%, 2.12%)	25,275	23,292
Time certificates of deposits (2008 - 1.98% - 5.35%, 2007 - 2.71% - 5.35%)	84,333	89,187

	$178,851	$179,647

The weighted average cost of funds was 1.94% and 2.64% at June 30, 2008 and 2007, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 7:	Deposits – continued

At June 30, 2008, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)
Within one year	$71,160
One to two years	10,962
Two to three years	1,825
Three to four years	139
Thereafter	247

Total	$84,333

Interest expense on deposits is summarized as follows:

	Years Ended June 30,

(Dollars in Thousands)	2008	2007

Checking	$71	$64
Passbook savings	150	151
Money market accounts	420	525
Time certificates of deposits	3,746	3,451

	$4,387	$4,191

Effective April 1, 2006 FDIC insurance increased to $250,000 for qualified retirement accounts. For nonqualified retirement accounts, the coverage remains at $100,000. At June 30, 2008 and 2007, the Company held $37,211,000 and $34,859,000, respectively, in non-retirement deposit accounts that included balances in excess of $100,000 or more. At June 30, 2008 and 2007, the Company held $285,000 and $275,000, respectively, in qualified retirement deposit accounts that included balances in excess of $250,000. Deposit amounts above $100,000, and $250,000 for retirement accounts may not be insured by the FDIC, depending upon the underlying ownership of the account.

At June 30, 2008 and 2007, the Company reclassified $43,710 and $21,322, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at June 30, 2008 and 2007, were $201,128 and $289,049, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 8:	Advances from the Federal Home Loan Bank and other borrowings

Advances from the Federal Home Loan Bank of Seattle and other borrowings mature as follows:

	June 30,

(Dollars in Thousands)	2008	2007

Within one year	$9,167	$2,000
One to two years	15,666	2,000
Two to three years	3,389	7,000
Three to four years	16,000	—
Four to five years	16,000	19,000
Thereafter	5,000	—

Total	$65,222	$30,000

Federal Home Loan Advances

The advances are due at maturity, with the exception of a $5,000,000 advance that is callable at the FHLB of Seattle’s option. The advances are subject to prepayment penalties. The interest rates on advances are fixed, with the exception of one advance which is adjustable (tied to the three month LIBOR). The advances are collateralized by investment securities pledged to the FHLB of Seattle and a blanket pledge of the Bank’s 1-4 family residential mortgage portfolio. The carrying value of the securities collateralized for these advances was $2,847,084 as of June 30, 2007. At June 30, 2007 and 2006, the Company exceeded the collateral requirements of the FHLB. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding line available to the Company at June 30, 2008, was 30% of total Bank assets, or approximately $82,375,000. The balance of advances was $42,222,000 and $16,000,000 at June 30, 2008 and 2007, respectively.

Other Borrowings

The Bank had $23,000,000 and $14,000,000 in structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at June 30, 2008, and 2007, respectively. These agreements are collateralized by corporate and municipal securities. The carrying value of these securities was $33,886,000 as of June 30, 2008. These agreements include terms, under certain conditions, which allow PNC to exercise a call option.

Federal Funds Purchased

The Bank has a $6,000,000 Federal Funds line of credit with PNC. The balance was $3,000,000 and $3,800,000 as of June 30, 2008 and 2007, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 8:	Advances from the Federal Home Loan Bank and other borrowings – continued

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank opened a credit facility at the Federal Reserve Bank’s Discount Window. The amount available to the Bank is limited by various collateral requirements. The Bank has pledged one Agency security at the Federal Reserve Bank that had a carrying value of $1,004,000 as of June 30, 2008. The account had no balance as of June 30, 2008.

For all borrowings the weighted average interest rate for advances at June 30, 2008 and 2007 was 3.94% and 4.90% respectively. The weighted average amount outstanding was $43,712,000 and $29,071,000 for the years ended June 30, 2008 and 2007, respectively.

The maximum amount outstanding at any month-end was $68,222,222 and $36,695,185 during the years ended June 30, 2008 and 2007, respectively.

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

For the years ended June 30, 2008 and June 30, 2007, interest expense on the subordinated debentures was $309,000 and 309,000, respectively.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 11:	Income Taxes

The components of the Company’s income tax provision are as follows:

	Years Ended June 30,

(Dollars in Thousands)	2008	2007

Current
U.S. federal	$678	$492
Montana	198	154

	876	646

Deferred
U.S. federal	(165)	(76)
Montana	(49)	(16)

	(214)	(92)

Total	$662	$554

The nature and components of deferred tax assets and liabilities, which are a component of other assets in 2008 and 2007 in the accompanying statement of financial condition, are as follows:

	June 30,

(Dollars in Thousands)	2008	2007

Deferred tax assets:
Deferred compensation	$267	$323
Loans receivable	20	57
Securities available for sale	567	548
Other	22	23

Total deferred tax assets	876	951

Deferred tax liabilities:
Premises and equipment	112	175
Deferred loan fees	23	12
FHLB stock	389	490
Unrealized gain on hedging	14	7
Other	11	—

Total deferred tax liabilities	549	684

Net deferred tax asset	$327	$267

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 11:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision to the statutory federal income tax rate is as follows:

	Years Ended June 30,

(Dollars in Thousands)	2008	2007

Federal income taxes at the statutory rate of 30% and 34%, respectively	$942	$793
State income taxes	150	138
Nontaxable income	(409)	(333)
Other, net	(21)	(44)

Income tax expense	$662	$554

Effective tax rate	23.9%	23.8%

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. Retained earnings include approximately $300,000 at June 30, 2008 and 2007, for which federal income tax has not been provided.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 12:	Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income” that are reported directly in stockholders’ equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available-for-sale.

The Company’s other comprehensive income (loss) is summarized as follows for the years ended June 30:

(Dollars in Thousands)	2008	2007

Net unrealized holding gain or loss arising during the year:
Available for sale securities, net of related income tax (benefit) expense of $48 and $144, respectively	$112	$239

Forward delivery commitments, net of related income tax (benefit) expense of $8 and $(1), respectively	20	2

FAS 159 Reclassification on July 1, 2007	118	—

Change in effective tax rate (on beginning balance of other comprehensive income(loss) of ($908) at July 1, 2007)	(114)	—

Reclassification adjustment for net realized gain included in net income, net of related income tax expense (benefit) of $22 and $(2), respectively	(50)	(2)

Other comprehensive (loss) income	$86	$239

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 13:	Supplemental Cash Flow Information

	Years Ended June 30,

(Dollars in Thousands)	2008	2007

Supplemental Cash Flow Information
Cash paid during the year for interest	$6,565	$6,018
Cash paid during the year for income taxes	919	531
Non-Cash Investing Activities
Decrease in market value of securities available for sale	$(88)	$(382)
Mortgage servicing rights capitalized	338	211
ESOP shares released	137	149

NOTE 14:	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2008 and 2007, that the Bank meets all capital adequacy requirements to which it is subject.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 14:	Regulatory Capital Requirements – continued

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2008:
Total Risk-based Capital to Risk Weighted Assets
Consolidated	$31,875	16.24%	$15,702	8.00%	N/A	N/A
Bank	26,192	13.43	15,599	8.00	19,498	10.00

Tier I Capital to Risk Weighted Assets
Consolidated	31,611	16.11	7,851	4.00	N/A	N/A
Bank	25,928	13.30	7,799	4.00	11,699	6.00

Tier I Capital to Adjusted Total Assets
Consolidated	31,611	11.25	8,433	3.00	N/A	N/A
Bank	25,928	9.40	8,272	3.00	13,787	5.00

Tangible Capital to Adjusted Total Assets
Consolidated	31,611	11.25	4,216	1.50	N/A	N/A
Bank	25,928	9.40	4,136	1.50	N/A	N/A

June 30, 2007:

Total Risk-based Capital to Risk Weighted Assets
Consolidated	$30,382	17.30%	$14,048	8.00%	N/A	N/A
Bank	25,797	14.78	13,967	8.00	17,459	10.00

Tier I Capital to Risk Weighted Assets
Consolidated	29,899	17.03	7,024	4.00	N/A	N/A
Bank	25,314	14.50	6,984	4.00	10,475	6.00

Tier I Capital to Adjusted Total Assets
Consolidated	29,899	12.15	7,375	3.00	N/A	N/A
Bank	25,314	10.48	7,246	3.00	12,076	5.00

Tangible Capital to Adjusted Total Assets
Consolidated	29,899	12.15	3,687	1.50	N/A	N/A
Bank	25,314	10.48	3,623	1.50	N/A	N/A

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 14:	Regulatory Capital Requirements – continued

A reconciliation of the Bank’s capital (in thousands) determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

	June 30,

(Dollars in Thousands)	2008	2007

Capital determined by generally accepted accounting principles	$25,282	$24,595
Unrealized loss on securities available-for-sale	678	826
Unrealized loss on equity securities	—	(96)
Unrealized gain on forward delivery commitments	(32)	(11)

Tier I (core) capital	25,928	25,314
General allowance for loan losses	264	483

Total risk based capital	$26,192	$25,797

Dividend Limitations

Under OTS regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years. Dividends in excess of such amount require OTS approval. The Bank has paid dividends totaling $1,600,021 and $1,716,904 to the Company during the years ended June 30, 2008, and 2007, respectively. The Company had paid four quarterly dividends of $0.24 per share to its shareholders for the year ended June 30, 2008, and four quarterly dividends of $0.22 per share to its shareholders for the year ended June 30, 2007.

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

The Bank has contracted with a subsidiary of a company which is partially owned by one of the Company’s directors. The Bank paid $34,756 during the year ended June 30, 2008 for support services, and an additional $136,956 for computer hardware and software used by the Bank for its computer network. For the year ended June 30, 2007, expenditures were $21,885 for support services and $94,056 for computer hardware and software.

In 2007, the Bank also made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building. At the years ending June 30, 2008 and 2007, $6,010,903 ($1,569,734 net of participation sold) and $1,489,097 had been disbursed, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 16:	Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution, limited to a maximum of 15% of qualified employees’ salaries, is determined by the Board of Directors. Profit sharing expense was $158,653 and $148,730 for the years ended June 30, 2008 and 2007, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board of Directors, the Company may match up to 50% of participants’ contributions up to a maximum of 4% of participants’ salaries. For the years ended June 30, 2008 and 2007, the Company’s match totaled $43,030 and $38,439, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended June 30, 2008 and 2007, the total expense was $105,071 and $93,646, respectively. The Company has recorded a liability for the deferred compensation plan of $889,959 and $858,433 at June 30, 2008 and 2007, respectively, which is included in the balance of accrued expenses and other liabilities.

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

Total ESOP expenses of $127,508 and $134,713 were recognized in fiscal 2008 and 2007, respectively, for 4,600 shares committed to be released to participants during the years ended June 30, 2008 and 2007 with respect to the plan years ending December 31, 2007 and 2006. The cost of the 6,906 ESOP shares ($55,248 at June 30, 2008) that have not yet been allocated or committed to be released to participants is deducted from stockholders’ equity. The fair value of these shares was approximately $186,462 at that date.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 16:	Employee Benefits – continued

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

There were no stock options granted under the Plan as of June 30, 2008.

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

The notional amount of the Company’s commitments to extend credit at fixed and variable interest rates were approximately $8,374,000 and $5,823,000 at June 30, 2008 and 2007, respectively. Fixed rate commitments are extended at rates ranging from 4.50% to 6.75% and 4.75% to 8.25% at June 30, 2008 and 2007, respectively. The Company has lines of credit representing credit risk of approximately $43,751,000 and $36,092,000 at June 30, 2008 and 2007, respectively, of which approximately $21,026,000 and $18,047,000 had been drawn at June 30, 2008 and 2007, respectively. The Company has credit cards issued representing credit risk of approximately $640,000 and $624,000 at June 30, 2008 and 2007, respectively, of which approximately $24,000 and $23,000 had been drawn at June 30, 2008 and 2007, respectively. The Company has letters of credits issued representing credit risk of approximately $2,440,000 and $1,532,000 at June 30, 2008 and 2007, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 17:	Financial Instruments and Off-Balance-Sheet Activities – continued

Forward delivery commitments – The Company uses mandatory sell forward delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments on certain mortgage loans held-for-sale. Gains and losses in the items hedged are deferred and recognized in other comprehensive income until the commitments are completed. At the completion of the commitments the gains and losses are recognized in the Company’s income statement.

As of June 30, 2008 and 2007, the Company had entered into commitments to deliver approximately $7,425,000 and $1,201,000 respectively, in loans to various investors, all at fixed interest rates ranging from 5.25% to 6.38% and 2.75% to 6.50%, at June 30, 2008 and 2007, respectively. The Company had approximately $46,000 and $18,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2008 and 2007, respectively. The total amount of the gain is expected to be taken into income within the next twelve months.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2008.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 18:	Fair Value of Financial Instruments – continued

	June 30,

	2008		2007

(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$4,090	$4,090	$3,069	$3,069
Securities available-for-sale	78,417	78,417	64,774	64,774
Securities held-to-maturity	697	708	921	930
FHLB stock	1,715	1,715	1,315	1,315
Mortgage loans held-for-sale	7,370	7,370	1,175	1,175
Loans receivable, net	168,149	169,027	158,140	157,883
Mortgage servicing rights	1,652	2,078	1,628	2,114
Cash value of life insurance	6,285	6,285	5,764	5,764
Financial Liabilities:
Deposits	94,518	94,518	90,460	90,460
Time certificates of deposit	84,333	85,241	89,187	88,144
Advances from the FHLB & other borrowings	65,222	66,575	30,000	29,717
Subordinated debentures	5,155	4,833	5,155	5,007

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 18:	Fair Value of Financial Instruments – continued

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2008 & 2007, respectively if the borrowings repriced according to their stated terms.

NOTE 19:	Condensed Parent Company Financial Statements

Set forth below is the condensed statements of financial condition as of June 30, 2008 and 2007, of Eagle Bancorp together with the related condensed statements of income and cash flows for the years ended June 30, 2008 and 2007.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 19:	Condensed Parent Company Financial Statements – continued

Condensed Statements of Financial Condition
(Dollars in Thousands)

	2008	2007

Assets
Cash and cash equivalents	$237	$90
Securities available for sale	4,666	4,108
Preferred stock - SFAS 159	141	—
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in American Federal Savings Bank	25,282	24,596
Other assets	321	307

Total assets	$30,802	$29,256

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	13	13
Long-term subordinated debt	5,155	5,155
Stockholders’ Equity	25,634	24,088

Total liabilities and stockholders’ equity	$30,802	$29,256

Condensed Statements of Income
(Dollars in Thousands)

	2008	2007

Interest income	$166	$162
Interest expense	(310)	(311)
Noninterest expense	(117)	(123)

Loss before income taxes	(261)	(272)
Income tax benefit	(144)	(149)

Loss before equity in undistributed earnings of American Federal Savings Bank	(117)	(123)
Equity in undistributed earnings of American Federal Savings Bank	2,227	1,901

Net income	$2,110	$1,778

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 19:	Condensed Parent Company Financial Statements – continued

Condensed Statements of Cash Flow
(Dollars in Thousands)

	2008	2007

Cash flows from operating activities
Net income	$2,109	$1,778
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of American Federal Savings Bank	(2,227)	(1,901)
Restricted stock awards	—	—
Other adjustments, net	7	10

Net cash used in operating activities	(111)	(113)

Cash flows from investing activities
Cash contribution from American Federal Savings Bank	1,600	1,717
Activity in available for sale securities
Sales	—	—
Maturities, prepayments and calls	89	30
Purchases	(908)	(1,382)
Investment in Eagle Bancorp Statutory Trust I	—	—

Net cash provided by investing activities	781	365

Cash flows from financing activities
ESOP payments and dividends	146	146
Payments to purchase treasury stock	(254)	(238)
Net changes in notes payable advances	—	—
Proceeds from subordinated debentures	—	—
Dividends paid	(415)	(386)

Net cash used in financing activities	(523)	(478)

Net change in cash and cash equivalents	147	(226)
Cash and cash equivalents at beginning of period	90	316

Cash and cash equivalents at end of period	$237	$90

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 20:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2008 and 2007:

	Year ended June 30, 2008

(Dollars in Thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$3,408	$3,494	$3,474	$3,713
Interest expense	1,699	1,717	1,639	1,598

Net interest income	1,709	1,777	1,835	2,115
Loan loss provision	—	—	—	(175)
Net interest income after loan loss provision	1,709	1,777	1,835	2,290
Non interest income	584	269	619	752
Non interest expense	1,668	1,787	1,761	1,847

Income before income tax expense	625	259	693	1,195
Income tax expense	161	40	155	306

Net income	$464	$219	$538	$889

Comprehensive income (loss)	$556	$215	$236	$(921)

Basic earnings per common share	$0.43	$0.20	$0.50	$0.83

Diluted earnings per common share	$0.38	$0.18	$0.44	$0.73

	Year ended June 30, 2007

Interest and dividend income	$2,994	$3,102	$3,260	$3,288
Interest expense	1,340	1,472	1,532	1,615

Net interest income	1,654	1,630	1,728	1,673
Non interest income	537	592	544	588
Non interest expense	1,616	1,661	1,660	1,677

Income before income tax expense	575	561	612	584
Income tax expense	153	100	159	142

Net income	$422	$461	$453	$442

Comprehensive loss	$670	$55	$156	$(642)

Basic earnings per common share	$0.39	$0.43	$0.42	$0.41

Diluted earnings per common share	$0.35	$0.38	$0.37	$0.37

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 21:	Subsequent Events

The Board announced on July 17, 2008 the declaration of a cash dividend of $0.255 per share for the fourth quarter. It is payable August 22, 2008 to shareholders of record at the close of business August 3, 2007. Eagle Financial MHC, Eagle Bancorp’s mutual holding company, has waived its right to receive dividends on the 648,493 shares of Eagle Bancorp that Eagle Financial MHC holds.

Recent events and concerns occurring in the marketplace subsequent to June 30, 2008, have resulted in significant decreases in the share prices of FHLMC and FNMA preferred stock. The concerns include deterioration of the financial condition of the government sponsored entities, concerns over the constriction of FHLMC and FNMA’s financial flexibility to manage potential volatility in its mortgage risk exposures and the uncertainty with respect to the impact on the preferred stock of the recently enacted housing and economic recovery bill including the authorization for the U.S. Treasury Department to purchase equity in both FHLMC and FNMA. The preferred stock, which is carried at fair value, had a carrying value of $1,321,000 at June 30, 2008. Subsequent to June 30, 2008, the fair value of the preferred stock declined $420,000 to $901,000 at July 31, 2008. To the extent that the market conditions do not improve and the values for these securities do not stabilize, it is possible that the Company could recognize additional fair value declines in its operating results in future periods.