Form 10-Q
period 2008-09-30
EAGLE BANCORP/MT
filed 2008-11-12
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	1,075,312 shares outstanding
As of November 10, 2008

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2008 (unaudited) and June 30, 2008	1 and 2

	Consolidated Statements of Income for the three months ended September 30, 2008 and 2007 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders' Equity for the three months ended September 30, 2008 and September 30, 2007(unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 15

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operations	16 to 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security-Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Signatures		25

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$2,380	$3,541
Interest-bearing deposits with banks	1,807	549549
Total cash and cash equivalents	4,187	4,090

Preferred stock - SFAS 159, at market value	82	1,321
Securities available-for-sale, at market value	77,278	78,417
Securities held-to-maturity, at cost (fair value approximates $399 at September 30, 2008 and $708 at June 30, 2008)	389	697
Investment in Eagle Bancorp Statutory Trust I	155	155
Federal Home Loan Bank stock, at cost	1,881	1,715
Mortgage loans held-for-sale	1,239	7,370
Loans receivable, net of deferred loan fees and allowance for loan losses of $300 at September 30, 2008 and $300 at June 30, 2008	179,125	168,149
Accrued interest and dividends receivable	1,494	1,426
Mortgage servicing rights, net	1,661	1,652
Premises and equipment, net	9,097	8,080
Cash surrender value of life insurance	6,346	6,285
Other assets	1,102	550
Total assets	$284,036	$279,907

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$15,178	$14,617
Interest bearing	167,917	164,234
Federal funds purchased	-	3,000
Advances from Federal Home Loan Bank and other borrowings	68,919	65,222
Subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	2,696	2,045
Total liabilities	259,865	254,273
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,075,312 and 1,076,072 outstanding at September 30, 2008 and June 30, 2008, respectively)	12	12
Additional paid-in capital	4,508	4,487
Unallocated common stock held by employee stock ownership plan ("ESOP")	(46)	(55)
Treasury stock, at cost (148,260 and 147,500 shares at September 30, 2008 and
June 30, 2008, respectively	(5,034)	(5,013)
Retained earnings	26,687	27,025
Accumulated other comprehensive loss	(1,956)	(822)
Total stockholders' equity	24,171	25,634

Total liabilities and stockholders' equity	$284,036	$279,907

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,837	$2,668
Interest on deposits with banks	4	7
Securities held-to-maturity	5	9
Securities available-for-sale	963	722
FHLB dividends	7	2
Total interest and dividend income	3,816	3,408

Interest Expense:
Deposits	862	1,185
FHLB advances and other borrowings	643	439
Subordinated debentures	75	75
Total interest expense	1,580	1,699

Net interest income	2,236	1,709
Loan loss provision	-	-
Net interest income after loan loss provision	2,236	1,709

Noninterest income:
Net gain on sale of loans	183	199
Service charges on deposit accounts	190	166
Mortgage loan servicing fees	140	133
Net gain on sale of available-for-sale securities	57	-
Net loss on preferred stock - SFAS 159	(1,239)	(41)
Other	165	127
Total noninterest income	(504)	584

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,046	946
Occupancy expenses	149	135
Furniture and equipment depreciation	67	71
In-house computer expense	73	74
Advertising expense	91	63
Amortization of mortgage servicing fees	71	66
Federal insurance premiums	7	5
Postage	33	23
Legal, accounting, and examination fees	48	56
Consulting fees	43	15
ATM processing	14	14
Other	207	200
Total noninterest expense	1,849	1,668

(Loss) income before provision for income taxes	(117)	625

(Benefit) provision for income taxes	(17)	161

Net (Loss) income	$(100)	$464

Basic (loss) earnings per share	$(0.09)	$0.43

Diluted (loss) earnings per share	$(0.08)	$0.38

Weighted average shares outstanding (basic eps)	1,069,211	1,072,441

Weighted average shares outstanding (diluted eps)	1,217,058	1,212,458

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2008 and 2007
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME	TOTAL

Balance, June 30, 2007	$-	$12	$4,387	$(92)	$(4,759)	$25,448	$(908)	$24,088

Net loss	-	-	-	-	-	464	-	464
Other comprehensive income	-	-	-	-	-	-	556	556

Total comprehensive income	-	-	-	-	-	-	-	(1,020)

Dividends paid ($.24 per share)	-	-	-	-	-	(105)	-	(105)

Treasury stock purchased ; (1,250 shares @ $33.00)	-	-	-	-	(42)	-	-	(42)

FAS 159 Adjustment	-	-	-	-	-	(103)		(103)
ESOP shares allocated or committed to be released for allocation (1,150 shares)	-	-	27	10	-	-	-	37

Balance, September 30, 2007	$-	$12	$4,414	$(82)	$(4,801)	$25,704	$(352)	$24,895

Balance, June 30, 2008	$-	$12	$4,487	$(55)	$(5,013)	$27,025	$(822)	$25,634

Net loss	-	-	-	-	-	(100)	-	(100)
Other comprehensive income	-	-	-	-	-	-	(1,134)	(1,134)

Total comprehensive income	-	-	-	-	-	-	-	(1,234)

Dividends paid ($.255 per share)	-	-	-	-	-	(109)	-	(109)

Treasury stock purchased ; (760 shares @ $27.00)	-	-	-	-	(21)	-	-	(21)

EITF No. 06-4 & 06-10	-	-	-	-	-	(129)		(129)
ESOP shares allocated or committed to be released for allocation (1,150 shares)	-	-	21	9	-	-	-	30

Balance, September 30, 2008	$-	$12	$4,508	$(46)	$(5,034)	$26,687	$(1,956)	$24,171

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(100)	$464
Adjustments to reconcile net income to net cash from operating activities:
Loan loss provision	-
Provision for mortgage servicing rights valuation losses	-
Depreciation	112	116
Net amortization of marketable securities premium and discounts	50	64
Amortization of capitalized mortgage servicing rights	71	66
Gain on sale of loans	(183)	(199)
Loss on sale of real estate owned	-	-
Net realized loss (gain) on sale of available-for-sale securities	(57)	-
Increase in cash surrender value of life insurance	(60)	(49)
Loss on preferred stock - SFAS 159	1,239	41
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(67)	(3)
Loans held-for-sale	6,131	(1,327)
Other assets	(552)	210
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	1,038	372
Net cash provided by (used in) operating activities	7,622	(245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(8,152)	(1,858)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	308	173
Investment securities available-for-sale	3,649	4,168
Proceeds from sales of investment securities available-for-sale	4,062	-
FHLB stock (purchased) redeemed	(166)	-
Net increase in loans receivable, excludes transfers to real estate acquired in settlement of loans	(10,908)	(3,886)
Purchase of property and equipment	(1,128)	(91)
Net cash used in investing activities	(12,335)	(1,494)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checking and savings accounts	$$4,244	$$1,836
Net decrease in federal funds	(3,000)	(3,800)
Payments on FHLB advances and other borrowings	(5,917)	(5,000)
FHLB advances and other borrowings	9,613	9,000
Purchase of treasury stock	(21)	(42)
Dividends paid	(109)	(105)
Net cash provided by financing activities	4,810	1,889

Net increase in cash and cash equivalents	97	150

CASH AND CASH EQUIVALENTS, beginning of period	4,090	3,069

CASH AND CASH EQUIVALENTS, end of period	$4,187	$3,219

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,562	$1,640

Cash paid during the period for income taxes	$321	$109

NON-CASH INVESTING ACTIVITIES:
Decrease (increase) in market value of securities available-for-sale	$1,587	$(708)

Mortgage servicing rights capitalized	$80	$83

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2009 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-KSB dated June 30, 2008.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	September 30, 2008			June 30, 2008
	AMORTIZED COST	GROSS UNREALIZED GAINS/ (LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/ (LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and agency obligations	$2,217	$(10)	$2,207	$2,242	$(10)	$2,232
Municipal obligations	23,096	(1,527)	21,569	22,790	(699)	22,190
Corporate obligations	12,802	(1,026)	11,776	12,811	(89)	12,722
Mortgage-backed securities	10,174	95	10,269	13,135	(119)	13,016
Collateralized mortgage obligations	31,796	(339)	31,457	28580	(356)	28,224
Common stock	-	-	-	82	(49)	33
Total	$80,085	$(2,807)	$77,278	$79,640	$(1,233)	$78,417
Held-to-maturity:
Municipal obligations	$375	$10	$385	$675	$11	$686
Mortgage-backed securities	14	-	14	22	-	22
Total	$389	$10	$399	$697	$11	$708

Beginning July 1, 2007 the Company elected to account for its preferred stock under SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earnings when incurred. The market value of preferred stock was $82,000 and $1,321,000 at September 30, 2008, and June 30, 2008, respectively, resulting in a loss in value of $1,239,000 for the three month period ended September 30, 2008 and is included in noninterest income.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
	(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$90,038	$86,751
Commercial real estate	33,442	28,197
Real estate construction	7,080	7,317

Other loans:
Home equity	29,433	28,034
Consumer	12,884	11,558
Commercial	6,463	6,502

Total	179,340	168,359

Less: Allowance for loan losses	(300)	(300)
Add: Deferred loan fees, net	85	90

Total	$179,125	$168,149

Loans, net of related allowance for loan losses, on which the accrual of interest has been discontinued were $13 and $0 at September 30, 2008 and June 30, 2008, respectively. Classified assets, including real estate owned, totaled $148 and $106 at September 30, 2008 and June 30, 2008, respectively.

The following is a summary of changes in the allowance for loan losses:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Balance, beginning of period	$300	$518
Reclassification to repossessed property reserve	(3)	-
Provision charged to operations	-	(175)
Charge-offs	-	(54)
Recoveries	3	11
Balance, end of period	$300	$300

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Noninterest checking	$15,178	$14,617
Interest-bearing checking	32,611	30,720
Passbook	23,609	23,906
Money market	26,190	25,275
Time certificates of deposit	85,507	84,333
Total	$183,095	$178,851

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2008 is computed using 1,069,211 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2007 is computed using 1,072,411 weighted average shares outstanding. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations are 1,217,058 for the three months ended September 30, 2008 and 1,212,458 for the three months ended September 30, 2007.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid a dividend of $0.255 per share on August 22, 2008. A dividend of $0.255 per share was declared on October 16, 2008, payable November 21, 2008 to stockholders of record on October 31, 2008. Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of January 17, 2008, the Company’s Board of Directors announced a stock repurchase program for up to 28,750 shares. This represented approximately 6.7% of the outstanding common stock held by the public. The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans. 4,510 shares have been purchased under this program.

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
(Dollar amounts in thousands)

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Mortgage Servicing Rights
Beginning balance	$1,652	$1,628
Servicing rights capitalized	80	337
Servicing rights amortized	(71)	(313)
Ending balance	1,661	1,652

Valuation Allowance
Beginning balance	-	-
Provision	(-)	(-)
Adjustments	-	-
Ending balance	-	-

Net Mortgage Servicing Rights	$1,661	$1,652

NOTE 8. FAIR VALUE DISCLOSURES

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. FAIR VALUE DISCLOSURES - continued

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Investment Securities Available for Sale - Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Preferred Stock - SFAS 159 - Freddie Mac and Fannie Mae preferred stock are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Mortgage Servicing Rights - These assets are reported at the lower of cost or fair value. Fair values are estimated by stratifying the mortgage serving portfolio into groups of loans with similar financial characteristics, such as loan type, interest rate, and expected maturity. The Company obtains market survey data estimates and bid quotations from secondary market investors who regularly purchase mortgage servicing rights. Assumptions regarding loan payoffs are determined using historical information on segmented loan categories for nonspecific borrowers.

Loans Held for Sale - These loans are reported at fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

Real Estate Owned - These assets are reported at the lower of the loan carrying amount at foreclosure or fair value. Fair value is based on third party or internally developed appraisals considering the assumptions in the valuation and is considered Level 2 or Level 3 inputs.

Impaired Loans - Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. FAIR VALUE DISCLOSURES - continued

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Investment securities available for sale	$-	$77,278	$-	$77,278
Preferred stock - SFAS 159	-	82	-	82
Mortgage servicing rights	-	2,026	-	2,026
Loans held for sale	-	1,239	-	1,239
Real estate owned	-	-	-	-
Impaired loans	-	-	-	-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.

NOTE 9. RECENTLY ISSUED PRONOUNCEMENTS

In September 2006, the FASB's Emerging Issues Task Force issued EITF Issue No 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007.

The Company assessed the impact of EITF 06-4 and EITF 06-10 on its consolidated financial position and results of operations and during the quarter ended September 30, 2008 recorded a $129,000 liability and reduced retained earnings by the same amount.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 on July 1, 2008 and the adoption did not have a material effect on its financial position, results of operations or cash flows. (See Note 8.)

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. RECENTLY ISSUED PRONOUNCEMENTS - continued

On September 7, 2006, the Task Force reached a conclusion on Emerging Issues Task Force No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchases by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulleting No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company's consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51. SFAS No. 160 (a) amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent company’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent company’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 must be applied prospectively but to apply the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements. Early adoption is prohibited. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations-a replacement of FASB No. 141.” SFAS No. 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in preacquisition periods to expense all acquisition-related costs. SFAS No. 141(R) requires that any adjustments to an acquired entity’s deferred tax asset and liability balance that occur after the measurement period be recorded as a component of income tax expense. This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective) otherwise SFAS No. 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements. Early adoption is prohibited. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 141(R) is expected to have a significant impact on accounting for business combinations closing on or after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS No. 161.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. RECENTLY ISSUED PRONOUNCEMENTS - continued

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not affect the consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Reserve’s Federal Open Market Committee (FOMC) did not change the federal funds target rate during the quarter ended September 30, 2008. As such it ended at 2.00%. However, they did lower it by 50 basis points on October 8, 2008 and again on October 29, 2008 making a new federal funds target rate of 1.00%. As a result short-term interest rates fell resulting in a more upward sloping yield curve. If this continues, the Bank’s funding costs are likely to decrease and provide for a larger net interest margin as its deposits are typically priced relative to short-term rates, while the majority of its loan products are priced relative to long-term rates. The Bank has continued to reinvest investment proceeds in the loan portfolio, because as noted earlier, loans typically earn higher rates of return than investments. Additionally, many of the Bank’s investments which mature in the coming year are at low (below current market) interest rates, affording an opportunity to reinvest the proceeds at the current higher rates and increasing interest income in the coming quarters.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Financial Condition

Comparisons in this section are for the three month period ended September 30, 2008.

Total assets increased by $4.13 million, or 1.48%, to $284.06 million at September 30, 2008, from $279.91 million at June 30, 2008. Total liabilities increased by $5.60 million to $259.87 million at September 30, 2008, from $254.27 million at June 30, 2008. Total equity decreased $1.46 million to $24.17 million at September 30, 2008 from $25.63 million at June 30, 2008.

Loans receivable increased $10.98 million, or 6.53%, to $179.13 million at September 30, 2008 from $168.15 million at June 30, 2008. Commercial Real Estate loans were the loan category with the largest increase, $5.25 million, while real estate construction loans decreased $237,000. Most other loan categories showed modest increases. Total loan originations were $36.71 million for the three months ended September 30, 2008, with single family mortgages accounting for $17.98 million of the total. Home equity and construction loan originations totaled $4.86 million and $1.93 million, respectively, for the same period. Commercial real estate and land loan originations totaled $9.04 million. Loans held-for-sale decreased to $1.24 million at September 30, 2008 from $7.37 million at June 30, 2008.

Deposits grew $4.24 million, or 2.37%, to $183.10 million at September 30, 2008 from $178.85 million at June 30, 2008. Growth in certificates of deposit and non-interest checking, interest-bearing checking accounts, and money market accounts contributed to the increase in deposits. Statement savings accounts declined. As stated above in the Overview section, deposit growth is expected to continue to be difficult to achieve due to the fierce competition among financial institutions in our markets. Advances from the Federal Home Loan Bank and other borrowings increased $3.70 million, or 5.67%, to $69.0 million from $65.22 million.

The decline in total equity was the result of net loss for the three months of $100,000 and an increase in other comprehensive loss of $1.13 million (mainly due to an increase in net unrealized losses on securities available-for-sale), as well as dividends paid of a $0.255 per share regular cash dividend and treasury stock purchases.

Results of Operations for the Three Months Ending September 30, 2008 and 2007

Net Income. Eagle’s net loss was $100,000 for the three months ended September 30, 2008. Eagle’s net income was $464,000 for the three months ended September 30, 2007. The decrease of $564,000, or 121.6%, was due to a loss in value in the Company’s holdings of Fannie Mae and Freddie Mac preferred stock of $1.24 million. As noted in Mr. Johnson’s President’s letter to stockholders dated September 15, 2008 which accompanied Eagle’s annual report for the year ended June 30, 2008, the Federal Housing Finance Agency working with the U.S. Treasury placed Fannie Mae and Freddie Mac in a conservatorship of unspecified duration and suspended the preferred stock dividend. These actions contributed to the steep decrease in value of the preferred shares since June 30, 2008. At September 30, 2008 the Company’s holdings of Fannie Mae and Freddie Mac preferred stock was valued at $82,000. This represents the potential maximum exposure Eagle could incur in future periods if those securities become completely valueless. Eagle’s tax provision was $178,000 lower in the current quarter. Basic earnings per share were a negative $0.09 for the current period, compared to a positive $0.43 for the previous year’s period.

Net Interest Income. Net interest income increased to $2.236 million for the quarter ended September 30, 2008 from $1.709 million for the quarter ended September 30, 2007. This increase of $527,000 was the result of an increase in interest and dividend income of $408,000, and by a decrease in interest expense of $119,000.

Interest and Dividend Income. Total interest and dividend income was $3.816 million for the quarter ended September 30, 2008, compared to $3.408 million for the quarter ended September 30, 2007, representing an increase of $408,000, or 11.97%. Interest and fees on loans increased to $2.837 million for the three months ended September 30, 2008 from $2.668 million for the same period ended September 30, 2007. This increase of $169,000, or 6.33%, was due to the increase in the average balances of loans receivable for the quarter ended September 30, 2008. Average balances for loans receivable, net, for the quarter ended September 30, 2008 were $174.37 million, compared to $162.68 million for the previous year. This represents an increase of $11.69 million, or 7.19%. The average interest rate earned on loans receivable decreased by 6 basis points, from 6.56% at September 30, 2007 to 6.50% at September 30, 2008. Interest and dividends on investment securities available-for-sale (AFS) increased to $963,000 for the quarter ended September 30, 2008 from $722,000 for the same quarter last year. Average balances on investments increased to $79.00 million for the quarter ended September 30, 2008, compared to $64.78 million for the quarter ended September 30, 2007. The average interest rate earned on investments increased to 4.91% from 4.53%.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Results of Operations for the Three Months Ending September 30, 2008 and 2007 - continued

Interest Expense. Total interest expense decreased to $1.580 million for the quarter ended September 30, 2008, from $1.699 million for the quarter ended September 30, 2007, a decrease of $119,000, or 7.00%. Interest on deposits decreased to $862,000 for the quarter ended September 30, 2008, from $1.185 million for the quarter ended September 30, 2007. This decrease of $323,000, or 27.26%, was the result of a decrease in average rates paid on deposit accounts from 2.86% at September 30, 2007 to 2.09% at September 30, 2008. Certificates of deposit and money market accounts showed decreases in average rates paid while rates on checking accounts slightly increased. The rate on statement savings accounts remained unchanged at 0.65%. Average balances in interest-bearing deposit accounts decreased slightly to $165.16 million for the quarter ended September 30, 2008, compared to $165.47 million for the same quarter in the previous year. The significant increase in the average balance of FHLB and other borrowings resulted in an increase in interest paid on borrowings to $643,000 in the current quarter compared to $439,000 in the previous year’s quarter. The average rate paid on borrowings decreased from 5.09% last year to 4.21% this year. The average rate paid on all liabilities decreased 59 basis points from the quarter ended September 30, 2007 to the quarter ended September 30, 2008.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, American Federal Savings Bank (the Bank), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. No provision was made for loan losses for either the quarter ended September 30, 2008 or the quarter ended September 30, 2007. This is a reflection of the continued strong asset quality of the Bank’s loan portfolio, as non-performing loan ratios continue to be below peer averages. Total classified assets increased slightly from $106,000 at June 30, 2008 to $148,000 at September 30, 2008 and total less than 0.09% of the total loan portfolio. At quarter end, the Bank had no other real estate owned.

Noninterest Income. Total noninterest income decreased to negative $504,000 for the quarter ended September 30, 2008, from a positive $584,000 for the quarter ended September 30, 2007, a decrease of $1.088 million. This was the result of an adjustment of $1.239 million to the valuation of the Company’s Fannie Mae and Freddie Mac preferred stock, as described above, which is accounted for under Statement of Financial Accounting Standard (SFAS) No.159 Fair Value Option for Financial Assets and Financial Liabilities.

Income from sale of loans decreased to $183,000 from $199,000 due to $1.019 million less in mortgage loan sales. Demand deposit service charges increased to $190,000 from $166,000 due to increased overdraft fees. Other noninterest income increased to $165,000 for the quarter ended September 30, 2008 from $127,000 for the quarter ended September 30, 2007. The prior period had incurred a $24,000 decline in value of the $15 million notional amount ($32,000 contract amount) interest rate cap originally purchased in February 2007, while the current period did not.

Noninterest Expense. Noninterest expense increased by $181,000 or 10.85% to $1.849 million for the quarter ended September 30, 2008, from $1.668 million for the quarter ended September 30, 2007. This increase was primarily due to increases in salaries and employee benefits of $100,000, increases in advertising expense of $28,000, and occupancy expense of $14,000. Advertising expense was higher due to increased promotion of checking products that occurred during the quarter ending September 30, 2008. Postage increased $10,000 as a result of higher postage costs along with more promotional mailings. Consulting fees increased $28,000. This was due to engaging outside firms to assist the Bank with developing new checking account products and target marketing. Other expense categories showed minor changes.

Income Tax Expense/Benefit. Eagle’s income tax benefit was $17,000 for the quarter ended September 30, 2008, compared to an expense of $161,000 for the quarter ended September 30, 2007. The effective tax rate for the quarter ended September 30, 2008 was 14.53% and was 25.76% for the quarter ended September 30, 2007.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Liquidity, Interest Rate Sensitivity and Capital Resources

The company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio was 6.87% and 8.83% for the months ended September 30, 2008 and September 30, 2007, respectively.

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

At June 30, 2008 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, worsened from the previous quarter. The Bank’s capital ratio as measured by the OTS decreased from the previous quarter. The Bank’s strong capital position mitigates its interest rate risk exposure. The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of September 30, 2008, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2008, the Bank’s tangible, core, and risk-based capital ratios amounted to 8.88%, 8.88%, and 12.61%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively. See the following table (amounts in thousands):

	(Unaudited)
	At September 30, 2008
		For Capital
		Adequacy
	Dollar	Purposes
	Amount	% of Assets
Tangible capital:
Capital level	$24,962	8.88%
Requirement	4,218	1.50
Excess	$20,744	7.38%
Core capital:
Capital level	$24,962	8.88%
Requirement	8,435	3.00
Excess	$16,527	5.88%
Risk-based capital:
Capital level	$25,229	12.61%
Requirement	16,012	8.00
Excess	$9,217	4.61%

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

EAGLE BANCORP AND SUBSIDIARY
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

EAGLE BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Peter J. Johnson, and Chief Financial Officer, Clint J. Morrison, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, and based on this review, have concluded the Company’s disclosure controls and procedures are effective as of September 30, 2008 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the last fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A. Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities Use of Proceeds.

c)	Small Business Issuer Purchases of Equity Securities.
The following table summarizes the Company’s purchase of its common stock for the three months ended September 30, 2008.

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

July 2008	None	N/A	N/A	N/A
07-01-08 to
07-31-08

August 2008	760	$27.00	760	24,240
08-01-08
08-31-08

September 2008	None	N/A	N/A	N/A
09-01-08
09-30-08
Total	760	$27.00	760	24,240

*The Company publicly announced a stock repurchase program on January 17, 2008. The Company was authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of September 30, 2008, 4,510 shares had been repurchased under this plan.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders.

The proxy statement for the Annual Meeting of Stockholders was mailed on September 15, 2008. The following matters were voted on at the meeting held on October 16, 2008:

1.	Election of directors for three-year terms expiring in 2011:

	For	Against
Larry A. Dreyer	990,911	507
Lynn E. Dickey	989,411	2,007

2. Ratification of appointment of Davis, Kinard & Co., P.C. as auditors for the fiscal year ended June 30, 2009:

For	Against	Abstain
988,703	115	2,600

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

a. Reports on Form 8-K
On October 16, 2008, the registrant furnished under Item 2.02 of Form 8-K a press release announcing its earnings for the first quarter of the 2009 fiscal year.

EAGLE BANCORP AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP

Date: November 12, 2008	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 12, 2008	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO