Form 10-Q
period 2008-12-31
EAGLE BANCORP/MT
filed 2009-02-12
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____.

Commission file number 0-29687

Eagle Bancorp

(Exact name of registrant as specified in its charter)

United States	81-0531318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Prospect Avenue, Helena, MT 59601

(Address of principal executive offices)

(406) 442-3080

(Registrant's telephone number)

Website address: www.americanfederalsavingsbank.com

Indicate by check mark whether the registrant has (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $0.01 per share	1,075,312 shares outstanding
As of February 10, 2009

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of December 31, 2008 (unaudited) and June 30, 2008	1 and 2

	Consolidated Statements of Income for the three and six months ended December 31, 2008 and 2007 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders' Equity for the six months ended December 31, 2008 and 2007(unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 to 20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Signatures		25

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$5,526	$3,541
Interest-bearing deposits with banks	127	549
Total cash and cash equivalents	5,653	4,090

Preferred stock - SFAS 159, at market value	35	1,321
Securities available-for-sale, at market value	77,029	78,417
Investment securities held-to-maturity, at cost	381	697
Investment in Eagle Bancorp Statutory Trust I	155	155
Federal Home Loan Bank stock, at cost	1,925	1,715
Mortgage loans held-for-sale	1,871	7,370
Loans receivable, net of deferred loan fees and allowance for loan losses of $340 at December 31, 2008 and $300 at June 30, 2008	178,584	168,149
Accrued interest and dividends receivable	1,433	1,426
Mortgage servicing rights, net	1,512	1,652
Property and equipment, net	10,848	8,080
Cash surrender value of life insurance	6,403	6,285
Real estate acquired in settlement of loans, net of allowance for losses	-	-
Other assets	1,494	550

Total assets	$287,323	$279,907

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$12,902	$14,617
Interest bearing	168,378	164,234
Federal funds purchased	3,900	3,000
Advances from Federal Home Loan Bank and other borrowings	69,889	65,222
Subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	2,178	2,045
Total liabilities	262,402	254,273
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,075,312 and 1,076,072 outstanding at December 31, 2008 and June 30, 2008, respectively)	12	12
Additional paid-in capital	4,526	4,487
Unallocated common stock held by employee stock ownership plan ("ESOP")	(37)	(55)
Treasury stock, at cost (148,260 and 147,500 shares at December 31, 2008 and June 30, 2008, respectively	(5,034)	(5,013)
Retained earnings	27,102	27,025
Accumulated other comprehensive loss	(1,648)	(822)
Total stockholders' equity	24,921	25,634

Total liabilities and stockholders' equity	$287,323	$279,907

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,955	$2,751	$5,792	$5,419
Interest on deposits with banks	1	27	5	34
Securities held-to-maturity	5	9	10	18
Securities available-for-sale	977	704	1,940	1,426
FHLB dividends	5	3	12	5
Total interest and dividend income	3,943	3,494	7,759	6,902

Interest Expense:
Deposits	830	1,171	1,692	2,356
FHLB advances and other borrowings	670	471	1,313	910
Subordinated debentures	75	75	150	150
Total interest expense	1,575	1,717	3,155	3,416

Net interest income	2,368	1,777	4,604	3,486
Loan loss provision	(34)	-	(34)	-
Net interest income after loan loss provision	2,334	1,777	4,570	3,486

Noninterest Income:
Net gain on sale of loans	238	183	421	382
Demand deposit service charges	181	190	371	356
Mortgage loan servicing fees	(83)	137	57	270
Net gain on sale of available-for-sale securities	-	-	57	-
Net loss on securities SFAS 159	(47)	(390)	(1,286)	(431)
Other	155	149	320	276
Total noninterest income	444	269	(60)	853

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Noninterest Expense:
Salaries and employee benefits	1,146	1,008	2,192	1,954
Occupancy expenses	136	130	285	265
Furniture and equipment depreciation	65	70	132	141
In-house computer expense	101	84	174	158
Advertising expense	103	70	194	133
Amortization of mtg servicing fees	66	75	137	141
Federal insurance premiums	9	5	16	10
Postage	45	33	78	56
Legal, accounting, and examination fees	65	65	113	121
Consulting fees	19	7	62	22
ATM processing	14	13	28	27
Other	287	227	494	427
Total noninterest expense	2,056	1,787	3,905	3,455

Income before provision for income taxes	722	259	605	884

Provision for income taxes	198	40	181	201

Net income	$524	$219	$424	$683

Basic earnings per share	$0.49	$0.20	$0.40	$0.64

Diluted earnings per share	$0.43	$0.18	$0.35	$0.56

Weighted average shares outstanding (basic eps)	1,069,952	1,070,862	1,069,581	1,071,651

Weighted average shares outstanding (diluted eps)	1,218,212	1,213,612	1,217,635	1,213,035

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2008 and 2007 (Unaudited)
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance, June 30, 2007	$-	$12	$4,387	$(92)	$(4,759)	$25,448	$(908)	$24,088

Net income	-	-	-	-	-	683	-	683
Other comprehensive income	-	-	-	-	-	-	771	771

Total comprehensive income	-	-	-	-	-	-	-	1,454

Dividends paid ($.24 per share)	-	-	-	-	-	(209)	-	(209)

Treasury stock purchased (1,250 shares @ $33.00; 3,285 shares @ $32.75)	-	-	-	-	(149)	-	-	(149)

SFAS 159 Adjustment						(117)		(117)

ESOP shares allocated or committed to be released for allocation (1,150 shares)	-	-	54	18	-	-	-	72

Balance, December 31, 2007	$-	$12	$4,441	$(74)	$(4,908)	$25,805	$(137)	$25,139

Balance, June 30, 2008	$-	$12	$4,487	$(55)	$(5,013)	$27,025	$(822)	$25,634

Net income	-	-	-	-	-	424	-	424
Other comprehensive income (loss)	-	-	-	-	-	-	(826)	(826)

Total comprehensive income (loss)	-	-	-	-	-	-	-	(402)

Dividends paid ($.255 per share)	-	-	-	-	-	(218)	-	(218)

Treasury stock purchased (760 shares @ $27.00)	-	-	-	-	(21)	-	-	(21)

EITF No. 06-4 & 06-10						(129)		(129)

ESOP shares allocated or committed to be released for allocation (1,150 shares)	-	-	39	18	-	-	-	57

Balance, December 31, 2008	$-	$12	$4,526	$(37)	$(5,034)	$27,102	$(1,648)	$24,921

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$424	$683
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	34	-
Provision for mortgage servicing rights valuation losses	239	-
Depreciation	222	228
Net amortization of marketable securities premium and discounts	88	113
Amortization of capitalized mortgage servicing rights	137	141
Gain on sale of loans	(421)	(382)
Net realized gain on sale of available-for-sale securities	(57)	-
Increase in cash surrender value of life insurance	(118)	(101)
Loss in investment securities, SFAS 159	1,286	431
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(6)	(19)
Loans held-for-sale	(105)	807
Other assets	(944)	154
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	415	(293)
Net cash provided by operating activities	1,194	1,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(9,639)	(3,990)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	315	195
Investment securities available-for-sale	5,779	6,630
FHLB stock (purchased) redeemed	(210)	-
Proceeds from sales of investment securities available-for-sale	4,062	-
Net increase in loans receivable, excludes transfers to real estate acquired in settlement of loans	(4,706)	(6,651)
Purchase of property and equipment	(2,989)	(841)
Purchase of bank owned life insurance	-	(300)
Net cash used in investing activities	(7,388)	(4,957)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checking and savings accounts	$2,429	$(4,641)
Net decrease (increase) in federal funds	900	(3,800)
Payments on FHLB advances and other borrowings	(6,333)	(5,000)
FHLB advances and other borrowings	11,000	18,700
Purchase of treasury stock	(21)	(148)
Dividends paid	(218)	(209)
Net cash provided by financing activities	7,757	4,902

Net increase in cash and cash equivalents	1,563	1,707

CASH AND CASH EQUIVALENTS, beginning of period	4,090	3,069

CASH AND CASH EQUIVALENTS, end of period	$5,653	$4,776

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,161	$3,385

Cash paid during the period for income taxes	$943	$530

NON-CASH INVESTING ACTIVITIES:
Decrease (Increase) in market value of securities available-for-sale	$1,155	$(1,093)

Mortgage servicing rights capitalized	$236	$165

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

The results of operations for the three and six month period ended December 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2009 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-KSB dated June 30, 2008.

 NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	December 31, 2008 (Unaudited)			June 30, 2008 (Audited)
	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and agency obligations	$1,205	$2	$1,207	$2,242	$(10)	$2,232
Municipal obligations	23,837	(1,146)	22,691	22,790	(600)	22,190
Corporate obligations	12,765	(1,263)	11,502	12,811	(89)	12,722
Mortgage-backed securities	9,837	(100)	9,737	13,135	(119)	13,016
Collateralized mortgage obligations	31,760	132	31,892	28,580	(356)	28,224
Common stock	-	-	-	82	(49)	33
Total	$79,404	$(2,375)	$77,029	$79,640	$(1,223)	$78,417
Held-to-maturity:
Municipal obligations	$375	$11	$386	$675	$11	$686
Mortgage-backed securities	6	-	6	22	-	22
Total	$381	$11	$392	$697	$11	$708

Beginning July 1, 2007 the Company elected to account for its investment in preferred stock under SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these assets are recognized in earnings when incurred.    The market value of preferred stock was $35,000 and $1,321,000 at December 31, 2008 and June 30, 2008, respectively, resulting in a loss in value of $1,286,000 for the six month period ended December 31, 2008, and is included in noninterest income.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
	(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$89,814	$86,751
Commercial real estate	34,037	28,197
Real estate construction	6,401	7,317

Other loans:
Home equity	29,869	28,034
Consumer	11,822	11,558
Commercial	6,869	6,502

Total	178,812	168,359

Less: Allowance for loan losses	(340)	(300)
Add: Deferred loan fees, net	112	90

Total	$178,584	$168,149

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $224,000 and $0 at December 31, 2008 and June 30, 2008, respectively. Classified assets, including real estate owned, totaled $373,000 and $106,000 at December 31, 2008 and June 30, 2008, respectively.

The following is a summary of changes in the allowance for loan losses:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
	(Dollars in Thousands)

Balance, beginning of period	$300	$518
Reclassification to repossessed property reserve	0	0
Provision charged to operations	34	(175)
Charge-offs	(1)	(54)
Recoveries	7	11

Balance, end of period	$340	$300

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. DEPOSITS

Deposits are summarized as follows:

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
	(Dollars in Thousands)

Noninterest checking	$12,902	$14,617
Interest-bearing checking	33,427	30,720
Passbook	22,885	23,906
Money market	26,736	25,275
Time certificates of deposit	85,330	84,333

Total	$181,280	$178,851

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2008 is computed using 1,069,952 weighted average shares outstanding.  Basic earnings per share for the six months ended December 31, 2008 is computed using 1,069,581 weighted average shares outstanding.  Basic earnings per share for the three months ended December 31, 2007 is computed using 1,070,862 weighted average shares outstanding.  Basic earnings per share for the six months ended December 31, 2007 is computed using 1,071,651. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.   The weighted average shares outstanding for the diluted earnings per share calculations are 1,218,212 for the three months ended December 31, 2008 and 1,213,612 for the three months ended December 31, 2007.  The weighted average shares outstanding for diluted earnings per share calculations are 1,217,635 for the six months ended December 31, 2008 and 1,213,035 for the six months ended December 31, 2007.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid two dividends of $0.255 per share on August 22, 2008, and November 21, 2008.  A dividend of $0.255 per share was declared on January 15, 2009, payable February 20, 2009 to stockholders of record on January 30, 2009.  Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of January 17, 2008, the Company’s Board of Directors announced a stock repurchase program for up to 28,750 shares.  This represented approximately 6.7% of the outstanding common stock held by the public.  The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans.  As of December 31, 2008, 4,510 shares have been purchased under this program.

NOTE 7. FAIR VALUE DISCLOSURES

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

 EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES - continued

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs – Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

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

Investment Securities Available for Sale – Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Preferred Stock - SFAS 159 – Freddie Mac and Fannie Mae preferred stock are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Loans Held for Sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 7. FAIR VALUE DISCLOSURES - continued

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value

Investment securities available-for-sale	$-	$77,029	$-	$77,029
Preferred stock - SFAS 159	-	35	-	35
Loans held-for-sale	-	1,871	-	1,871

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value

Impaired loans	$-	$-	$-	$-
Mortgage servicing rights	-	1,512	-	1,512

During the six months ended December 31, 2008, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $45,000 were reduced by specific valuation allowance allocations totaling $45,000 to a total reported fair value of $0 based on collateral valuations utilizing Level 3 valuation inputs.

During the six months ended December 31, 2008, mortgage servicing rights were remeasured and reported at fair value through a valuation allowance based upon the fair value of the calculated servicing rights. Servicing rights with a carrying value of $1,751,000 were reduced by the valuation allowance totaling $239,000 to a total reported fair value of $1,512,000 based on collateral valuations utilizing Level 2 valuation inputs.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. RECENTLY ISSUED PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48).”  The interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions must be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold must be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold must be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.  The new interpretation was effective for the Bank January 1, 2007.  The implementation of the provisions of the new interpretation did not have a significant impact on the Bank’s consolidated financial position or results of operations. The Bank files income tax returns in the U. S. federal jurisdiction and is no longer subject to U. S. federal income tax examinations by tax authorities for years before 2004.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 (a) amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  The accounting provisions of SFAS 160 must be applied prospectively, but the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141 (“SFAS 141(R)”).  SFAS 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in preacquisition periods to expense all acquisition-related costs, among various other modifications to SFAS No. 141.  SFAS 141(R) requires that any adjustments to an acquired entity’s deferred tax asset and liability balance that occur after the measurement period be recorded as a component of income tax expense.  This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective), otherwise SFAS 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The impact of this standard is dependent upon the level of future acquisitions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for periods beginning after November 15, 2008.  The Company will comply with the disclosure provisions of SFAS 161 to the extent it has entered into derivative transactions in the year of adoption.

On November 14, 2008, the Securities and Exchange Commission (“SEC”) issued its long-anticipated proposed International Financial Reporting Standards (“IFRS”) roadmap outlining milestones that, if achieved, could lead to mandatory transition to IFRS for U.S. domestic registrants starting in 2014.  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB).  Under the proposed roadmap, the Company could be required through its parent company to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS for U.S. domestic registrants.  Management is currently assessing the impact that this potential change would have on the Company’s consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements.”  Eagle Bancorp (“Eagle” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include Eagle’s expectations of future financial results.   Words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements.  Eagle’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain.  Factors which could affect actual results but are not limited to include (i) change in general market interest rates, (ii) general economic conditions, (iii) local economic conditions, (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle’s loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) competition, and (x) demand for financial services in Eagle’s markets.  These factors should be considered in evaluating the forward-looking statements.  You are cautioned not to place undue reliance on these forward-looking statements which speak only as of their dates.

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

At the end of the first quarter of the fiscal year the Federal Housing Finance Agency, working with the U.S. Treasury, placed Fannie Mae and Freddie Mac into conservatorship.  This event and instability in the markets in general caused unprecedented volatility across all sectors of the financial markets.   The Federal Reserve Bank’s Federal Open Market Committee (FOMC) lowered the fed funds target rate by 175 basis points during the quarter ending with a range of zero percent to ..25%.     As a result, the short end of the yield curve fell, bringing some steepness back into the yield curve after the two year point of the curve compared to a year ago.   The net interest income increased compared to net interest income for the same quarter a year ago. Management expects this trend to continue over the next quarter, as rates on deposits and other funding sources will be priced off the lower, shorter end of the yield curve.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Overview - continued

On November 5, 2008, Eagle Financial Mutual Holding Company, the mutual holding company and majority owner of Eagle Bancorp submitted an application to the Office of Thrift Supervision (the “OTS”), the Company’s and its wholly owned subsidiary bank’s, American Federal Savings Bank, primary federal banking regulator to participate in the U.S. Treasury Department’s Capital Purchase Program (“CPP”).   The application requested $6 million in preferred shares.   The OTS, encouraged the application as the Company is considered a strong, well-capitalized institution.  At present, Treasury has not issued the terms for mutual institution participation in CPP and has not stated when they will be available.  Upon issuance of the terms and rules for mutual institutions, management and the board of directors will perform a review and determine whether it is in the best interest of the company to participate.

Financial Condition

Comparisons of results in this section are between the six months ended December 31, 2008 and June 30, 2008.

Total assets increased by $7.42 million, or 2.65%, to $287.32 million at December 31, 2008, from $279.91 million at June 30, 2008.  Total liabilities increased by $8.13 million to $262.40 million at December 31, 2008, from $254.27 million at June 30, 2008.  Total equity decreased $713,000 to $24.92 million at December 31, 2008 from $25.63 million at June 30, 2008.

Loans receivable increased $10.44 million, or 6.21%, to $178.58 million at December 31, 2008 from $168.15 million at June 30, 2008.  Commercial Real Estate loans were the category with the largest increase, $5.84 million, and most other loan categories showed increases in the six month period.  Total loan originations were $69.86 million for the six months ended December 31, 2008, with single family mortgages accounting for $40.42 million of the total.  Home equity loan and construction loan originations totaled $8.16 million and $2.49 million, respectively, for the same period.  Commercial real estate and land development loan originations totaled $13.20 million.  Loans held for sale decreased to $1.87 million at December 31, 2008 from $7.37 million at June 30, 2008. Investment securities available-for-sale (AFS) decreased $1.39 million, or 1.77%, to $77.03 million at December 31, 2008 from $78.42 million at June 30, 2008.  Preferred stock – SFAS 159 decreased $1.287 million to $35,000 at December 31, 2008 from $1.32 million at June 30, 2008.  That reduction in value was a charge against earnings, and is included in “net gain (loss) on securities FAS 159 in the Consolidated Statements of Income.  Mortgage-backed securities was the investment category with the largest decrease, which decreased $3.28 million.  This was primarily due to sales activity.

Advances and other borrowings increased $4.67 million, to $69.89 million at December 31, 2008 from $65.22 million at June 30, 2008.  Deposits increased $2.43 million to $181.28 million at December 31, 2008 from $178.85 million at June 30, 2008.  Noninterest checking and statement savings accounts were the categories of deposits which declined, while interest bearing checking, money market accounts, and certificates of deposits increased.

Total equity decreased as a result of purchases of treasury stock and the payment of two quarterly $0.255 per share regular cash dividends, and an increase in other comprehensive loss of $826,000 (due to an increase in net unrealized loss on securities available-for-sale).  These were partially offset by net income of $424,000.

Results of Operations for the Three Months Ended December 31, 2008 and 2007

Net Income.  Eagle’s net income was $524,000 and $219,000 for the three months ended December 31, 2008, and 2007, respectively.  The increase of $305,000, or 139.27%, was due to an increase in net interest income after loan loss provision of $557,000, an increase in noninterest income of $175,000, offset by an increase in noninterest expense of $269,000.  Eagle’s tax provision was $158,000 higher in the current quarter.  Basic earnings per share were $0.49 for the current period, compared to $0.20 for the previous year’s period.   The increase in net income over the prior period was significantly impacted by the recognition of loss on certain preferred stock held in the Company’s investment portfolio during the prior period.

Net Interest Income After Loan Loss Provision.  Net interest income increased to $2.334 million for the quarter ended December 31, 2008, from $1.777 million for the previous year’s quarter.  This increase of $557,000 was the result of a decrease in interest expense of $142,000 and the increase in interest and dividend income of $449,000, offset by the loan loss provision of $34,000.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2008 and 2007 - continued

Interest and Dividend Income.  Total interest and dividend income was $3.943 million for the quarter ended December 31, 2008, compared to $3.494 million for the quarter ended December 31, 2007, representing an increase of $449,000, or 12.85%.  Interest and fees on loans increased to $2.955 million for the three months ended December 31, 2008 from $2.751 million for the same period ended December 31, 2007.  This increase of $204,000, or 7.42%, was due primarily to the increase in the average balances on loans for the quarter ended December 31, 2008.  Average balances for loans receivable, net, for the quarter ended December 31, 2008 were $180.34 million, compared to $164.14 million for the previous year.  This represents an increase of $16.20 million, or 9.87%.  The average interest rate earned on loans receivable decreased by 15 basis points, from 6.70% to 6.55%.  Interest and dividends on investment securities available-for-sale (AFS) increased to $977,000 for the quarter ended December 31, 2008 from $704,000 for the same quarter last year.  Average balances on investments increased to $75.57 million for the quarter ended December 31, 2008, compared to $62.17 million for the quarter ended December 31, 2007.  The average interest rate earned on investments increased to 5.20% from 4.59%.

Interest Expense.  Total interest expense decreased to $1.575 million for the quarter ended December 31, 2008, from $1.717 million  for the quarter ended December 31, 2007, a decrease of $142,000, or 8.27%, due to a decrease in interest paid on deposits offset by increases in interest paid on borrowings.  Interest on deposits decreased to $830,000 for the quarter ended December 31, 2008, from $1.171 million for the quarter ended December 31, 2007.  This decrease of $341,000, or 29.12%, was the result of an decrease in average rates paid on deposit accounts.  Interest bearing checking accounts increased in average rates paid from .22% to .36%.   Money market accounts had decreased from .65% to .61%.  Average balances in interest-bearing deposit accounts increased to $167.76 million for the quarter ended December 31, 2008, compared to $163.73 million for the same quarter in the previous year. A significant increase in the average balance of borrowings, partially offset by a decrease in the average rate paid, resulted in an increase in interest paid on borrowings to $745,000 versus $546,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 5.15% last year to 4.10% this year.  The average rate paid on liabilities decreased 73 basis points from the quarter ended December 31, 2007 to the quarter ended December 31, 2008.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  In that connection the Bank added $34,000 to its provision for loan losses for the quarter ended December 31, 2008.  Total classified assets increased from $106,000 at June 30, 2008 to $373,000 at December 31, 2008, and total less than 0.21% of total loans. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income increased to $444,000 for the quarter ended December 31, 2008, from $269,000 for the quarter ended December 31, 2007, an increase of $175,000 or 65.06%.  This increase is substantially due to the prior period’s loss in market value on investments in certain preferred stock, issued by Fannie Mae and Freddie Mac, which are accounted for under Statement of Financial Accounting Standard (SFAS) No. 159 Fair Value Option for Financial Assets and Financial Liabilities.  For the three month period ended December 31, 2008 and 2007, the market value of Fannie Mae and Freddie Mac preferred stock, owned by Eagle, decreased $47,000 and $390,000, respectively.  Net gain on sale of loans increased $55,000 to $238,000 for the quarter ended December 31, 2008.  However, mortgage loan servicing fees decreased $220,000.  This decrease is solely due to provision for valuation allowance on mortgage serving rights of $239,000.  No provision for valuation allowance on mortgage servicing rights was incurred in the quarter ended December 31, 2007. Other noninterest income increased to $155,000 for the quarter ended December 31, 2008 from $149,000 for the quarter ended December 31, 2007.  This was primarily due to increased fee income on electronic payments.  The service charges on deposit accounts decreased to $181,000 from $190,000 due to lesser activity.

Noninterest Expense.  Noninterest expense increased by $269,000 or 15.05% to $2.056 million for the quarter ended December 31, 2008, from $1.787 million for the quarter ended December 31, 2007.  This increase was primarily due to increases in salaries and employee benefits of $138,000 and advertising expense of $33,000.  The increase in other salaries and employee benefits expense was due to merit raises, and other inflationary items such as health care premiums.  Increases in advertising were due to advertising a new checking account line-up and other products.  Other expense categories showed minor changes.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2008 and 2007 - continued

Income Tax Expense.  Eagle’s income tax expense was $158,000 for the quarter ended December 31, 2008, compared to $40,000 for the quarter ended December 31, 2007.  The effective tax rate for the quarter ended December 31, 2008 was 27.42% and was 15.44% for the quarter ended December 31, 2007.

Results of Operations for the Six Months Ended December 31, 2008 and 2007

Net Income.  Eagle’s net income was $424,000 and $683,000 for the six months ended December 31, 2008 and 2007, respectively.  The decrease of $259,000, or 37.92%, in net income for the six month period was the result of an increase in net interest income of $1.084 million and a decrease in noninterest income of $913,000, along with an increase in noninterest expense of $450,000.  Eagle’s tax provision was $20,000 lower in the current period.  Basic earnings per share for the period ended December 31, 2008 were $0.40 compared to $0.64 per share for the period ended December 31, 2007.

Net Interest Income After Loan Loss Provision.  Net interest income after loan loss provision increased to $4.570 million for the six months ended December 31, 2008 from $3.486 million for the six months ended December 31, 2007.  This increase of $1.084 million was the result of an increase in interest and dividend income of $857,000 along with a decrease in interest expense of $261,000, offset by a provision for loan loss of $34,000.

Interest and Dividend Income.  Total interest and dividend income was $7.759 million for the six months ended December 31, 2008, compared to $6.902 million for the same period ended December 31, 2007, representing an increase of $857,000, or 12.42%.  Interest and fees on loans increased to $5.792 million for 2008 from $5.419 million for 2007.  This increase of $373,000, or 6.88%, was due to an increase in the average balances of loans receivable for the six months ended December 31, 2008 partially offset by a decrease in the average interest rate on such loans.  Average balances for loans receivable, net, for this period were $177.35 million, compared to $163.41 million for the previous year.  This is an increase of $13.94 million, or 8.53%.  The average interest rate earned on loans receivable decreased by 10 basis points, to 6.53% from 6.63%.  Interest and dividends on investment securities available-for-sale (AFS) increased to $1.940 million for the six months ended December 31, 2008 from $1.426 million for the same period ended December 31, 2007.  Interest on deposits with banks decreased to $5,000 from $34,000.

Interest Expense.  Total interest expense decreased to $3.155 million for the six months ended December 31, 2008 from $3.416 million for the six months ended December 31, 2007, a decrease of $261,000, or 7.64%.  Interest on deposits decreased to $1.692 million for the six months ended December 31, 2008 from $2.356 million for the six months ended December 31, 2007.  This decrease of $664,000, or 28.18%, was the result of a decrease in average rates paid on deposit accounts accompanied by a small increase in average balances in deposit accounts.  Average rates paid on certificates of deposit decreased from 2007 to 2008, while the average rate paid on all liabilities decreased by 67 basis points from the six month period ended December 31, 2007 to the six month period ended December 31, 2008.  Average balances in interest-bearing deposits increased to $166.47 million for the six month period ended December 31, 2008 compared to $164.67 million for the same period in the previous year.  Interest paid on borrowings increased to $1.463 million for the six months ended December 31, 2008 from $1.06 million for the same period ended December 31, 2007.  The increase in borrowing costs was due to increases in the average balances.  Average balances of borrowings increased to $71.79 million in 2008 compared to $42.22 million in 2007.  The average rate paid on borrowings decreased 97 basis points from 2007 to 2008.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending, national and local economies, and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  Accordingly, $34,000 was provided for loan losses for the six month period ended December 31, 2008.  Total classified assets increased from $106,000 at June 30, 2008 to $373,000 at December 31, 2008, and total less than 0.21% of total loans. The Bank currently has no foreclosed real estate.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2008 and 2007 - continued

Noninterest Income.  Total noninterest income decreased to negative ($60,000) for the six months ended December 31, 2008, from $853,000 for the six months ended December 31, 2008, a decrease of $913,000, or 107.03%.  This decrease was almost exclusively attributable due to a loss in market value on investments in certain preferred stock, issued by Fannie Mae and Freddie Mac which is accounted for under Statement of Financial Accounting Standard (SFAS) No. 159 Fair Value Option for Financial Assets and Financial Liabilities.  For the six month period ending December 31, 2008, the market value of Fannie Mae and Freddie Mac preferred stock, owned by Eagle, decreased $1.286 million, while it decreased $431,000 for the same six month period last year.  Eagle’s value of these preferred stock, at December 31, 2008, is $35,000 which represents the remaining exposure for these securities to the Company should these preferred stock become valueless.  Net gain on sale of loans increased to $421,000 for the six months ended December 31, 2008 from $382,000 for the six months ended December 31, 2007, an increase of $39,000, or 10.21% due to the sale of a higher percentage of mortgage originations.  Other categories of noninterest income showed minor changes.

Noninterest Expense.  Noninterest expense increased by $450,000, or 13.02% to $3.905 million for the six months ended December 31, 2008, from $3.455 million for the six months ended December 31, 2007.  This increase was primarily due to increases in salaries and employee benefits of $238,000, advertising of $61,000, consulting fees of $40,000.  The increase in salaries and employee benefits expense was due to merit raises, and other inflationary items such as health care premiums.  The increase in advertising was due to more advertising campaigns for a new checking account line-up and other products.  Increases in consulting were due to utilizing two consulting firms for product development and advertising promotions.  Other categories of noninterest expense showed modest changes.

Income Tax Expense.  Eagle’s income tax expense was $181,000 for the six months ended December 31, 2008, compared to $201,000 for the six months ended December 31, 2007.  The effective tax rate for the six months ended December 31, 2008 was 29.92% and was 22.74% for the six months ended December 31, 2007.

Liquidity, Interest Rate Sensitivity and Capital Resources

The company’s bank subsidiary is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (“OTS”) regulations and guidance.  The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity.  The Bank’s average liquidity ratio was 5.63% and 8.30% for the months ended December 31, 2008 and December 31, 2007, respectively.

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

At September 30, 2008 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, weakened from the previous quarter.  The Bank’s capital ratio as measured by the OTS also decreased slightly during the same period.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of December 31, 2008, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2008, the Bank’s tangible, core, and risk-based capital ratios amounted to 9.02%, 9.02%, and 12.88%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.  See the following table (dollars in thousands):

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

	(Unaudited)
	At December 31, 2008
		For Capital
		Adequacy
	Dollar	Purposes
	Amount	% of Assets
Tangible capital:
Capital level	$25,585	9.02%
Requirement	4,256	1.50
Excess	$21,329	6.02%
Core capital:
Capital level	$25,585	9.02%
Requirement	8,512	3.00
Excess	$17,073	5.88%
Risk-based capital:
Capital level	$25,880	12.88%
Requirement	16,079	8.00
Excess	$9,801	4.88%

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

Deferred Loan Fees – Management applies time study and statistical analysis to determine loan origination costs to be capitalized under SFAS 91.  The analysis is reviewed by the Company’s external auditors for reasonableness.  No material impact is expected if different assumptions are used, as many of our loans have a short duration.

Deferred Tax Assets – Management expects to realize the deferred tax assets due to the continued profitability of the Company.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

EAGLE BANCORP AND SUBSIDIARY
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

EAGLE BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Peter J. Johnson, and Chief Financial Officer, Clint J. Morrison, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) as of December 31, 2008, and based on this review, have concluded the Company’s disclosure controls and procedures are effective as of December 31, 2008 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  During the last fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities Use of Proceeds.

c.) Purchases of Equity Securities.
The following table summarizes the Company’s purchase of its common stock for the three months ended December 31, 2008.

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

October 2008	None	N/A	N/A	N/A
10-01-08 to
10-31-09

November 2008	None	N/A	N/A	N/A
11-01-08 to
11-30-08

December 2008	None	N/A	N/A	N/A
12-01-08 to
12-31-08
Total	0	$0	0	N/A

*The Company publicly announced a stock repurchase program on July 17, 2008. The Company was authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of December 31, 2008, 4,510 shares had been repurchased under this plan

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
On January 15, 2009, the registrant furnished under Item 2.02 of Form 8-K a press release announcing its earnings for the second quarter of 2009 fiscal year.

EAGLE BANCORP AND SUBSIDIARY

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP

Date: February 12, 2009	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: February 12, 2009	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO