Form 10-Q
period 2009-03-31
EAGLE BANCORP/MT
filed 2009-05-12
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of May 10, 2009

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2009 (unaudited) and June 30, 2008	1 and 2

	Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 and the nine months ended March 31, 2009 and 2008 (unaudited)	3 and 4

	Consolidated Statements of Changes in Stockholders' Equity for the nine months ended March 31, 2009 and 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 (unaudited)	6 and 7

	Notes to Consolidated Financial Statements	8 to 13

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operations	14 to 18

Item 3.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security-Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Signatures		22

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$2,246	$3,541
Federal funds sold	11,302	-
Interest-bearing deposits with banks	133	549
Total cash and cash equivalents	13,681	4,090

Investment securities SFAS 159, at market value	20	1,321
Investment securities available-for-sale, at market value	76,005	78,417
Investment securities held-to-maturity, at cost	376	697
Investment in nonconsolidated subsidiary	155	155
Federal Home Loan Bank stock, at cost	1,925	1,715
Mortgage loans held-for-sale	7,374	7,370
Loans receivable, net of deferred loan fees and allowance for loan losses of $399 at March 31, 2009 and $300 at June 30, 2008	172,637	168,149
Accrued interest and dividends receivable	1,477	1,426
Mortgage servicing rights, net	1,881	1,652
Property and equipment, net	12,142	8,080
Cash surrender value of life insurance	6,449	6,285
Real estate acquired in settlement of loans, net of allowance for losses	-	-
Other assets	1,262	550
Total assets	$295,384	$279,907

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$15,535	$14,617
Interest bearing	176,454	164,234
Federal funds purchased	-	3,000
Advances from Federal Home Loan Bank and other borrowings	69,472	65,222
Long-term subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	2,497	2,045
Total liabilities	269,113	254,273
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,075,312 and 1,076,072 outstanding at March 31, 2009 and June 30, 2008, respectively)	12	12
Additional paid-in capital	4,542	4,487
Unallocated common stock held by employee stock ownership plan ("ESOP")	(28)	(55)
Treasury stock, at cost (148,260 and 147,500 shares at March 31, 2009 and
June 30, 2008, respectively	(5,034)	(5,013)
Retained earnings	28,053	27,025
Accumulated other comprehensive loss	(1,274)	(822)
Total stockholders' equity	26,271	25,634

Total liabilities and stockholders' equity	$295,384	$279,907

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,862	$2,750	$8,654	$8,169
Securities available-for-sale	959	692	2,899	2,118
Interest on deposits with banks	3	20	8	54
Securities held-to-maturity	5	8	15	26
FHLB dividends	(7)	4	5	9
Total interest and dividend income	3,822	3,474	11,581	10,376

Interest Expense:
Deposits	770	1,096	2,462	3,452
FHLB advances and other borrowings	667	468	1,980	1,378
Subordinated debentures	75	75	225	225
Total interest expense	1,512	1,639	4,667	5,055

Net interest income	2,310	1,835	6,914	5,321
Loan loss provision	72	-	106	-
Net interest income after loan loss provision	2,238	1,835	6,808	5,321

Noninterest income:
Demand deposit service charges	179	164	550	546
Net gain on sale of loans	849	191	1,270	547
Mortgage loan servicing fees	350	136	407	406
Net gain (loss) on sale of available-for-sale securities	-	72	57	72
Net loss on securities SFAS 159	(17)	(118)	(1,303)	(549)
Other	165	174	485	450
Total noninterest income	1,526	619	1,466	1,472

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,110	998	3,302	2,952
Occupancy expenses	172	136	457	401
Furniture and equipment depreciation	78	69	210	210
In-house computer expense	104	73	278	220
Advertising expense	74	52	268	185
Amortization of mtg servicing fees	241	83	378	224
Federal insurance premiums	54	5	70	15
Postage	31	23	109	79
Legal, accounting, and examination fees	60	48	173	169
Consulting fees	20	39	82	72
ATM processing	17	13	45	40
Other	290	222	784	649
Total noninterest expense	2,251	1,761	6,156	5,216

Income before provision for income taxes	1,513	693	2,118	1,577

Provision for income taxes	454	155	635	356

Net income	$1,059	$538	$1,483	$1,221

Basic earnings per share	$0.99	$0.50	$1.39	$1.14

Diluted earnings per share	$0.87	$0.44	$1.22	$1.01

Weighted average shares outstanding (basic eps)	1,071,098	1,070,070	1,070,087	1,071,124

Weighted average shares outstanding (diluted eps)	1,219,358	1,214,762	1,218,209	1,213,610

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2009 and 2008 (Unaudited)
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME	TOTAL

Balance, June 30, 2007	$-	$12	$4,387	$(92)	$(4,759)	$25,448	$(908)	$24,088
FAS 159 Adjustment						(117)
Net income	-	-	-	-	-	1,221	-	1,221
Other comprehensive income	-	-	-	-	-	-	1,007	1,007

Total comprehensive income	-	-	-	-	-	-	-	2,228

Dividends paid ($.72 per share)	-	-	-	-	-	(312)	-	(312)

Treasury stock purchased (1,250 shares @ $33.00; 3,285 shares @ $32.75; 1,000 shares @ $27.25; 750 shares @ $28.25)	-	-	-	-	(198)	-	-	(198)

ESOP shares allocated or committed to be released for allocation (3,450 shares)	-	-	77	28	-	-	-	105

Balance, March 31, 2008	$-	$12	$4,464	$(64)	$(4,957)	$26,240	$99	$25,794

Balance, June 30, 2008	$-	$12	$4,487	$(55)	$(5,013)	$27,025	$(822)	$25,634

Net income	-	-	-	-	-	1,483	-	1,483
Other comprehensive income	-	-	-	-	-	-	(452)	(452)

Total comprehensive income	-	-	-	-	-	-	-	1,031

Dividends paid ($.255 per share)	-	-	-	-	-	(326)	-	(326)

Treasury stock purchased (750 shares @ $27.00)	-	-	-	-	(21)	-	-	(21)

EITF No. 06-4 & 06-10						(129)		(129)

ESOP shares allocated or committed to be released for allocation (1,150 shares)	-	-	55	27	-	-	-	82

Balance, March 31, 2009	$-	$12	$4,542	$(28)	$(5,034)	$28,053	$(1,274)	$26,271

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,483	$1,221
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	106	-
Provision for mortgage servicing rights valuation losses	47	-
Depreciation	359	342
Net amortization of marketable securities premium and discounts	120	167
Amortization of capitalized mortgage servicing rights	378	224
Gain on sale of loans	(1,270)	(546)
Net realized (gain) loss on sale of available-for-sale securities	(57)	(72)
Increase in cash surrender value of life insurance	(163)	(162)
Loss on sale of property and equipment	-	3
Loss in investment securities, SFAS 159	1,303	549
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(50)	(84)
Loans held-for-sale	(4)	247
Other assets	(713)	235
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	595	(147)
Net cash provided by operating activities	(2,134)	1,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(10,849)	(26,363)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	321	210
Investment securities available-for-sale	8,446	10,395
FHLB stock purchased	(210)	-
Proceeds from sales of investment securities available-for-sale	4,062	4,852
Net increase in loans receivable, excludes transfers to real estate acquired in settlement of loans	(3,932)	(6,797)
Purchase of property and equipment	(4,421)	(974)
Purchase of bank owned life insurance	-	(300)
Proceeds from sale of equipment	-	9
Net cash used in investing activities	(6,583)	(18,968)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checking and savings accounts	$$13,137	$	$(508)
Net decrease in federal funds	(3,000)		(3,800)
Payments on FHLB advances and other borrowings	(6,750)		(7,700)
FHLB advances and other borrowings	11,000		33,700
Purchase of treasury stock	(21)		(197)
Dividends paid	(326)		(312)
Net cash provided by financing activities	14,040		21,183

Net increase in cash and cash equivalents	9,591		4,192

CASH AND CASH EQUIVALENTS, beginning of period	4,090		3,069

CASH AND CASH EQUIVALENTS, end of period	$13,681		$7,261

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,670		$5,005

Cash paid during the period for income taxes	$1,353		$660

NON-CASH INVESTING ACTIVITIES:
Increase in market value of securities available-for-sale	$1,043		$(857)

Mortgage servicing rights capitalized	$654		$236

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

The results of operations for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2009 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-KSB for the fiscal year ended June 30, 2008.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	March 31, 2009 (Unaudited)			June 30, 2008 (Audited)
	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS/(LOSSES)	FAIR VALUE
Available-for-sale:
U.S. government and agency obligations	$1,122	$5	$1,127	$2,242	$(10)	$2,232
Municipal obligations	24,973	(746)	24,227	22,790	(600)	22,190
Corporate obligations	11,732	(1,490)	10,242	12,811	(89)	12,722
Mortgage-backed securities	8,823	154	8,977	13,135	(119)	13,016
Collateralized mortgage obligations	31,266	166	31,432	28,580	(356)	28,224
Common stock	-	-	-	82	(49)	33
Corporate preferred stock	-	-	-	-	-	-
Total	$77,916	$(1,911)	$76,005	$79,640	$(1,223)	$78,417
Held-to-maturity:
Municipal obligations	$375	$10	$385	$675	$11	$686
Mortgage-backed securities	1	-	1	22	-	22
Total	$376	$10	$386	$697	$11	$708
Securities SFAS 159:
Preferred stock	$2,000	$1,980	$20	$2,000	$619	$1,321
Total	$2,000	$1,980	$20	$2,000	$619	$1,321

Beginning July 1, 2007 the Company elected to account for its preferred stock under SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these assets are recognized in earnings when incurred.    The market value of preferred stock was $20 and $1,321 at March 31, 2009 and June 30, 2008, respectively, resulting in a loss in value of $17 and 1,303 for the three and nine month periods ended March 31, 2009, respectively, and is included in noninterest income.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
	(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$83,273	$86,751
Commercial real estate	36,117	28,197
Real estate construction	4,828	7,317

Other loans:
Home equity	28,252	28,034
Consumer	12,923	11,558
Commercial	7,571	6,502

Total	172,964	168,359

Less: Allowance for loan losses	(399)	(300)
Add: Deferred loan fees, net	72	90

Total	$172,637	$168,149

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $2,737 and $0 at March 31, 2009 and June 30, 2008, respectively.  Classified assets, including real estate owned, totaled $1,154 and $106 at March 31, 2009 and June 30, 2008, respectively.

The following is a summary of changes in the allowance for loan losses:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Balance, beginning of period	$300	$518
Provision charged to operations	106	(175)
Charge-offs	(16)	(54)
Recoveries	9	11
Balance, end of period	$399	$300

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. DEPOSITS

Deposits are summarized as follows:

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
	(Dollars in Thousands)
Noninterest checking	$15,535	$14,617
Interest-bearing checking	34,670	30,720
Passbook	24,839	23,906
Money market	26,571	25,275
Time certificates of deposit	90,374	84,333
Total	$191,989	$178,851

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2009 is computed using 1,071,098 weighted average shares outstanding.  Earnings per share for the nine months ended March 31, 2009 is computed using 1,070,087 weighted average shares outstanding.  Basic earnings per share for the three months ended March 31, 2008 is computed using 1,070,070 weighted average shares outstanding.  Earnings per share for the nine months ended March 31, 2008 is computed using 1,071,124. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.   The weighted average shares outstanding for the diluted earnings per share calculations are 1,219,358 for the three months ended March 31, 2009 and 1,214,762 for the three months ended March 31, 2008.  The weighted average shares outstanding for diluted earnings per share calculations are 1,218,209 for the nine months ended March 31, 2009 and 1,213,610 for the nine months ended March 31, 2008.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid three dividends of $0.255 per share on August 22, 2008, November 21, 2008, and February 20, 2009.  A dividend of $0.255 per share was declared on April 16, 2009, payable May 22, 2009 to stockholders of record on May 1, 2009.  Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value

Investment securities available-for-sale	$	$76,005	$	$
Preferred stock - SFAS 159		20
Loans held-for-sale		7,374

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value

Impaired loans	$	$-	$	$
Mortgage servicing rights		1,881

As of March 31, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $40 were reduced by specific valuation allowance allocations totaling $40 to a total reported fair value of $0 based on collateral valuations utilizing Level 3 valuation inputs.

As of March 31, 2009, mortgage servicing rights were remeasured and reported at fair value through a valuation allowance based upon the fair value of the calculated servicing rights. Servicing rights with a carrying value of $1,928 were reduced by the valuation allowance totaling $47 to a total reported fair value of $1,881 based on collateral valuations utilizing Level 2 valuation inputs.

EAGLE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. RECENTLY ISSUED PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48).”  The interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions must be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold must be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold must be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.  The new interpretation was effective for the Bank January 1, 2007.  The implementation of the provisions of the new interpretation did not have a significant impact on the Bank’s consolidated financial position or results of operations. The Bank files income tax returns in the U. S. federal jurisdiction and is no longer subject to U. S. federal income tax examinations by tax authorities for years before 2005.

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

Financial Condition

Comparisons of results in this section are between the nine months ended March 31, 2009 and June 30, 2008.

Total assets increased by $15.48 million, or 5.53%, to $295.38 million at March 31, 2009, from $279.91 million at June 30, 2008.  Total liabilities increased by $14.84 million to $269.11 million at March 31, 2009, from $254.27 million at June 30, 2008.  Total equity increased $638,000 to $26.27 million at March 31, 2009 from $25.63 million at June 30, 2008.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition - continued

Net loans receivable increased $4.49 million, or 2.67%, to $172.64 million at March 31, 2009 from $168.15 million at June 30, 2008.  Commercial real estate and land loans showed the largest increase of $7.92 million in the nine month period.  Residential mortgages and real estate construction both decreased by $3.45 million and $2.49 million, respectively (see Note 3 to the financial statements on page 9 for more details).  Total loan originations were $136.69 million for the nine months ended March 31, 2009, with single family mortgages accounting for $96.09 million of the total.  Home equity and commercial real estate and land loan originations totaled $12.13 million and $18.40 million, respectively, for the same period.  Construction loan originations (including those for commercial real estate and land development loans) totaled $2.49 million.  Consumer loan originations totaled $4.95 million.  Loans held for sale remained at $7.37 million for both periods.  Investment securities available-for-sale (AFS) decreased $2.41 million, or 3.08%, to $76.01 million at March 31, 2009 from $78.42 million at June 30, 2008.  Mortgage backed securities decreased $4.04 million, which was the largest decrease in the investment category.

Deposits increased $13.14 million, or 7.35%, to $191.99 million at March 31, 2009 from $178.85 million at June 30, 2008.  Time certificates of deposit accounts had the largest increase, followed by interest-bearing checking. Noninterest checking, money market accounts, and savings accounts also increased (see Note 4 to the financial statements on page 10 for more details).  Advances and other borrowings increased $4.25 million, to $69.47 million from $65.22 million.

The increase in total equity was attributable to earnings for the nine months of $1.48 million offset by an increase in other comprehensive loss of $452,000 (due to an increase in net unrealized loss on securities available-for-sale), and by purchases of treasury stock and the payment of three quarterly $0.255 per share regular cash dividends.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Net Income.  Eagle’s net income for the quarter ended March 31, 2009 was $1.06 million and $538,000 for the three months ended March 31, 2008.  The increase of $521,000, or 96.84%, was due to increases in noninterest income of $907,000 and net interest income of $475,000, offset by an increase in noninterest expense of $490,000 and provision for loan losses of $72,000. Also, Eagle’s tax provision was $299,000 higher in the current quarter.  Basic earnings per share were $0.99 for the current period, compared to $0.50 for the previous year’s period.

Net Interest Income.  Net interest income increased $475,000 for the current quarter.  Total interest and dividend income increased $348,000, while interest expense decreased $127,000.

Interest and Dividend Income.  Total interest and dividend income was $3.82 million for the quarter ended March 31, 2009, compared to $3.47 million for the quarter ended March 31, 2008, representing an increase of $348,000, or 10.02%.  Interest and fees on loans increased to $2.86 million for the three months ended March 31, 2009 from $2.75 million for the same period ended March 31, 2008.  This increase of $112,000, or 4.07%, was due primarily to the increase in the average balances on loans.  Average balances for loans receivable, net, increased for the quarter ended March 31, 2009 to $180.58 million, compared to $166.52 million for the previous year.  This represents an increase of $14.06 million, or 8.44%.  The average interest rate on loans decreased by 27 basis points, from 6.61% to 6.34%.

Interest and dividends on investment securities available-for-sale (AFS) increased to $959,000 for the quarter ended March 31, 2009 from $692,000 for the same quarter last year.  Average balances on investments increased to $76.35 million for the quarter ended March 31, 2009, compared to $61.05 million for the quarter ended March 31, 2008.  The average interest rate earned on investments increased to 5.06% from 4.59%, or 47 basis points.

Interest Expense.  Total interest expense decreased to $1.51 million for the quarter ended March 31, 2009, from $1.64 million for the quarter ended March 31, 2008, a decrease of $127,000, or 7.75%.  Interest on deposits decreased $326,000 or 29.74%. This decrease was due to decreases in average rates paid, as average balances increased.  The average rate paid on deposits decreased to 1.79% for the three months ended March 31, 2009 down from 2.69% for the same quarter last year.  The average deposit balance increased to $171.76 million for the three months ended March 31, 2009 from $162.84 million for the three months ended March 31, 2008.  Certificates of deposit had a significant decrease in average rates paid.  Its average rate decreased from 4.24% down to 2.93%, a reduction of 131 basis points, while rates on savings and money market accounts had considerable decreases of 15 and 91 basis points, respectively.  Interest on advances and other borrowings increased $199,000 or 42.52%. A significant increase in the average balance of borrowings, resulted in an increase in interest paid on borrowings to $667,000 in the current quarter compared to $468,000 in the previous year’s quarter.  The average rate on borrowings, however, decreased from 4.79% for the quarter ended March 31, 2008 to 4.06% for the quarter ended March 31, 2009.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three Months Ended March 31, 2009 and 2008 - continued

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, past due loans in portfolio, and local and national economies.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  A $72,000 provision for loan losses was made for the quarter ended March 31, 2009, while none was made for the quarter ended March 31, 2008.  Total classified assets increased from $106,000 at June 30, 2008 to $1.15 million at March 31, 2009. The Bank currently has no foreclosed real estate.

Noninterest Income. Total noninterest income increased to $1.53 million for the quarter ended March 31, 2009, from $619,000 for the quarter ended March 31, 2008, an increase of $907,000 or 146.53%.  This was primarily due to increases in gain on sale of loans of $658,000, and $214,000 in mortgage loan servicing fees.  The mortgage loan servicing fee includes an adjustment of $192,000 to the mortgage servicing rights valuation allowance to reflect an increase in value during the quarter ended March 31, 2009.

Noninterest Expense.  Noninterest expense increased by $490,000, or 27.83%, to $2.25 million for the quarter ended March 31, 2009, from $1.76 million for the quarter ended March 31, 2008.  This increase was primarily due to increases in amortization of mortgage servicing rights of $158,000, salaries and benefits of $112,000, occupancy expense of $36,000 and in-house computer expense of $31,000.  The increase in amortization of mortgage servicing rights is due to a higher rate of loan prepayments compared to the prior period’s quarter resulting in a higher amount of mortgage servicing rights written off for prepaid or refinanced loans.  The salaries and benefits increase was due to a slightly larger staff, merit raises and other inflationary items.  The occupancy and in-house computer expenses increase was partly due to the costs associated with the establishment of a new branch in Helena in January 2009.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $454,000 for the quarter ended March 31, 2009, compared to $155,000 for the quarter ended March 31, 2008.  The effective tax rate for the quarter ended March 31, 2009 was 30.00% and was 22.37% for the quarter ended March 31, 2008.

Results of Operations for the Nine Months Ended March 31, 2009 and 2008

Net Income.  Eagle’s net income was $1.48 million and $1.22 million for the nine months ended March 31, 2009 and 2008, respectively.  The increase of $262,000, or 21.46%, was due to an increase in net interest income of $1.59 million, offset by an increase in noninterest expense of $940,000, a decrease in noninterest income of $6,000, and an increase in provision for loan loss of $106,000.  Eagle’s tax provision was $279,000 higher in the current nine month period.  Basic earnings per share were $1.39 and $1.14 for the nine month periods ended March 31, 2009 and 2008, respectively.

Net Interest Income.  Net interest income increased to $5.32 million for the nine months ended March 31, 2008 from $5.01 million for the nine months ended March 31, 2007.  This increase of $309,000 was the result of an increase in interest income of $1.02 million, partially offset by an increase in interest expense of $711,000.

Interest and Dividend Income.  Total interest and dividend income was $11.58 million for the nine months ended March 31, 2009, compared to $10.38 million for the same period ended March 31, 2008, an increase of $1.21 million, or 11.61%.  Interest and fees on loans increased to $8.65 million for 2009 from $8.17 million for 2008.  This increase of $485,000, or 5.94%, was due primarily to an increase in the average balances for loans receivable, net, for the nine months ended March 31, 2009.  Average balances for loans receivable, net, for this period were $178.43 million, compared to $164.45 million for the previous year’s period.  This is an increase of $13.98 million, or 8.50%.  The average interest rate earned on loans receivable decreased by 16 basis points, to 6.46%.  Interest and dividends on securities available-for-sale (AFS) increased to $2.90 million for the nine months ended March 31, 2009 from $2.12 million for the nine months ended March 31, 2008.  Interest on securities held-to-maturity (HTM) decreased to $15,000 from $26,000.  Average balances on investment securities increased to $78.30 million for the nine months ended March 31, 2009 compared to $63.40 million for the same period ended March 31, 2008.  The average interest rate earned on investments increased 46 basis points, to 4.97% from 4.51%.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Nine Months Ended March 31, 2009 and 2008 - continued

Interest Expense.  Total interest expense decreased to $4.67 million for the nine months ended March 31, 2009 from $5.06 million for the nine months ended March 31, 2008, a decrease of $388,000 million, or 7.68%.  Interest on deposits decreased to $2.46 million for the nine months ended March 31, 2009 from $3.45 million for the nine months ended March 31, 2008.  This decrease of $990,000, or 28.68%, was the result of a decrease in average rates paid on deposit accounts accompanied by a modest increase in average balances in deposit accounts.  Average rates paid on deposits decreased 86 basis points from 2008 to 2009.  Average rates paid on certificates of deposit, money market accounts, and savings accounts all decreased, while interest bearing checking accounts rates increased, due to a change in checking account product offerings.   Average balances in interest-bearing deposits increased to $168.27 million for the nine month period ended March 31, 2009 compared to $163.97 million for the same period in the previous year.  Interest paid on borrowings increased to $2.21 million for the nine months ended March 31, 2009 from $1.60 million for the same period ended March 31, 2008.  The increase was due to increases in the average balances of borrowings from $43.79 million in 2008 to $72.77 million in 2008.  The average rate paid on borrowings decreased 87 basis points from 2008 to 2009.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  Provision for loan losses for the nine month period ended March 31, 2009 was $106,000 and zero for the nine month periods ended March 31, 2008.  Total classified assets increased from $106,000 at June 30, 2008 to $1.15 million at March 31, 2009.  The Bank currently has no foreclosed real estate.

Noninterest Income.  Total noninterest income remained the same at $1.47 million for both nine months ended March 31, 2009, and 2008.  Net gain on sale of loans increased by $723,000 which was offset by an increase in net loss on SFAS 159 securities of $754,000 and was principally attributable to losses on Fannie Mae and Freddie Mac preferred stock in the first quarter.  The other items in noninterest income had minor changes.  The net gain on sale of loans increased due a significant increase in loans sold on the secondary market compared to the prior period.  The increase in sales was the result of a significant increase in mortgage loan orginations experienced during the period resulting from the very low rates currently available on mortgage loans.  1-4 family mortgage loan originations increased from $40.42 million for the nine month period ended March 31, 2008 to $96.09 million for the nine month period ended March 31, 2009, an increase of $55.67 million, or 137.73%.

Noninterest Expense.  Noninterest expense increased by $940,000, or 18.02%, to $6.16 million for the nine months ended March 31, 2009, from $5.22 million for the nine months ended March 31, 2008.  This increase was primarily due to increases in salaries and employee benefits of $350,000, occupancy expense of $56,000, in-house computer expense of $58,000, advertising of $83,000, amortization of mortgage servicing rights of $154,000, and federal insurance premiums of $55,000.  The increase in salaries and benefits was due to a slightly larger staff, increases in incentive pay, normal raises and other inflationary items such as health insurance premiums.    The increase in occupancy expenses was due to the new branch in Helena area repair and maintenance items.  The increase in in-house computer expense was due to opening a new branch in Helena and other inflationary increases.  The increase in advertising was the result of a new checking account product promotion and a direct market mailing campaign.  The increase in amortization of mortgage servicing rights was due to a higher rate of loan prepayments compared to the prior period (resulting in a higher amount of mortgage servicing rights written off on loans that were prepaid or refinanced).  Other categories of noninterest expense showed modest increases.

Income Tax Expense.  Eagle’s income tax expense was $635,000 for the nine months ended March 31, 2009, compared to $356,000 for the nine months ended March 31, 2008.  The effective tax rate for the nine months ended March 31, 2009 was 29.98% and was 22.57% for the nine months ended March 31, 2008.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations.  The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity.  The Bank’s average liquidity ratio was 9.22% and 9.08% for the months ended March 31, 2009 and March 31, 2008, respectively.

EAGLE BANCORP AND SUBSIDIARY
MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, and advances from the Federal Home Loan Bank of Seattle and other borrowings.  Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable.  However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank uses liquidity resources principally to fund existing and future loan commitments.  It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity, and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management’s assessment of the bank’s ability to generate funds.

At December 31, 2008 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, improved from the previous quarter.  The Bank’s capital ratio as measured by the OTS increased slightly during the same period.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of March 31, 2009, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2009, the Bank’s tangible, core, and risk-based capital ratios amounted to 9.08%, 9.08%, and 13.14%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.  See the following table (amounts in thousands):

	(Unaudited)
	At March 31, 2009
		For Capital
		Adequacy
	Dollar	Purposes
	Amount	% of Assets
Tangible capital:
Capital level	$26,415	9.08%
Requirement	4,365	1.50
Excess	$22,050	7.58%
Core capital:
Capital level	$26,415	9.08%
Requirement	8,730	3.00
Excess	$17,685	6.08%
Risk-based capital:
Capital level	$26,774	13.14%
Requirement	16,296	8.00
Excess	$10,478	5.14%

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

EAGLE BANCORP AND SUBSIDIARY

CONTROLS AND PROCEDURES

Based on their evaluation, the Company’s Chief Executive Officer, Peter J. Johnson, and Chief Financial Officer, Clint J. Morrison, have concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of March 31, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  During the last fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.    Unregistered Sales of Equity Securities Use of Proceeds.

c) Small Business Issuer Purchases of Equity Securities.

The Company publicly announced a stock repurchase program on January 17, 2008. The Company was authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of March 31, 2009, 4,510 shares have been repurchased under this plan.  The Company made no purchases during the three month period ended March 31, 2009.

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

EAGLE BANCORP

Date: May 12, 2009	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 12, 2009	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO