Form 10-Q/A
period 2009-03-31
EAGLE BANCORP/MT
filed 2009-05-26
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment #1

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
As of May 10, 2009

Explanatory Note

Eagle Bancorp is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2009, as originally filed with the U. S. Securities and Exchange Commission on May 12, 2009 (the “Original Form 10-Q”), to correct clerical errors made in Item 1 “Consolidated Statements of Cash Flows for the nine months ended March 31, 2009”, “Note 3. Loans Receivable”, and “Consolidated Statements of Changes in Stockholders' Equity for the nine months ended March 31, 2009” of the Original Form 10-Q.  The “Net cash provided by operating activities” was originally reported as (2,134).  The corrected amount is 2,134.  Loans net of related allowance for loan losses on which the accrual of interest has been discontinued was originally reported as $2,737.  The corrected amount is $737.  Dividends paid was originally reported as $.255 per share.  The corrected amount is $.765 per share.  Treasury stock purchased was reported as 750 shares.  The corrected amount is 760 shares.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q.

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

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts:
Noninterest bearing	$15,535	$14,617
Interest bearing	176,454	164,234
Federal funds purchased	-	3,000
Advances from Federal Home Loan Bank and other borrowings	69,472	65,222
Long-term subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	2,497	2,045
Total liabilities	269,113	254,273
Stockholders' Equity:
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,075,312 and 1,076,072 outstanding at March 31, 2009 and June 30, 2008, respectively)	12	12
Additional paid-in capital	4,542	4,487
Unallocated common stock held by employee stock ownership plan ("ESOP")	(28)	(55)
Treasury stock, at cost (148,260 and 147,500 shares at March 31, 2009 and June 30, 2008, respectively	(5,034)	(5,013)
Retained earnings	28,053	27,025
Accumulated other comprehensive loss	(1,274)	(822)
Total stockholders' equity	26,271	25,634

Total liabilities and stockholders' equity	$295,384	279,907

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

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2009 and 2008 (Unaudited)
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME	TOTAL

Balance, June 30, 2007	$-	$12	$4,387	$(92)	$(4,759)	$25,448	$(908)	$24,088
FAS 159 Adjustment						(117)		(117)
Net income	-	-	-	-	-	1,221	-	1,221
Other comprehensive income	-	-	-	-	-	-	1,007	1,007

Total comprehensive income	-	-	-	-	-	-	-	2,228

Dividends paid ($.72 per share)	-	-	-	-	-	(312)	-	(312)

Treasury stock purchased (1,250 shares @ $33.00; 3,285 shares @ $32.75; 1,000 shares @ $27.25; 750 shares @ $28.25)	-	-	-	-	(198)	-	-	(198)

ESOP shares allocated or committed to be released for allocation (3,450 shares)	-	-	77	28	-	-	-	105

Balance, March 31, 2008	$-	$12	$4,464	$(64)	$(4,957)	$26,240	$99	$25,794
Balance, June 30, 2008	$-	$12	$4,487	$(55)	$(5,013)	$27,025	$(822)	$25,634

Net income	-	-	-	-	-	1,483	-	1,483
Other comprehensive income	-	-	-	-	-	-	(452)	(452)

Total comprehensive income	-	-	-	-	-	-	-	1,031

Dividends paid ($.765 per share)	-	-	-	-	-	(326)	-	(326)

Treasury stock purchased (760 shares @ $27.00)	-	-	-	-	(21)	-	-	(21)

EITF No. 06-4 & 06-10						(129)		(129)

ESOP shares allocated or committed to be released for allocation (1,150 shares)	-	-	55	27	-	-	-	82

Balance, March 31, 2009	$-	$12	$4,542	$(28)	$(5,034)	$28,053	$(1,274)	$26,271

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,483	$1,221
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	106	-
Provision for mortgage servicing rights valuation losses	47	-
Depreciation	359	342
Net amortization of marketable securities premium and discounts	120	167
Amortization of capitalized mortgage servicing rights	378	224
Gain on sale of loans	(1,270)	(546)
Net realized (gain) loss on sale of available-for-sale securities	(57)	(72)
Increase in cash surrender value of life insurance	(163)	(162)
Loss on sale of property and equipment	-	3
Loss in investment securities, SFAS 159	1,303	549
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(50)	(84)
Loans held-for-sale	(4)	247
Other assets	(713)	235
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	595	(147)
Net cash provided by operating activities	2,134	1,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(10,849)	(26,363)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	321	210
Investment securities available-for-sale	8,446	10,395
FHLB stock purchased	(210)	-
Proceeds from sales of investment securities available-for-sale	4,062	4,852
Net increase in loans receivable, excludes transfers to real estate acquired in settlement of loans	(3,932)	(6,797)
Purchase of property and equipment	(4,421)	(974)
Purchase of bank owned life insurance	-	(300)
Proceeds from sale of equipment	-	9
Net cash used in investing activities	(6,583)	(18,968)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checking and savings accounts	$13,137	$(508)
Net decrease in federal funds	(3,000)	(3,800)
Payments on FHLB advances and other borrowings	(6,750)	(7,700)
FHLB advances and other borrowings	11,000	33,700
Purchase of treasury stock	(21)	(197)
Dividends paid	(326)	(312)
Net cash provided by financing activities	14,040	21,183

Net increase in cash and cash equivalents	9,591	4,192

CASH AND CASH EQUIVALENTS, beginning of period	4,090	3,069

CASH AND CASH EQUIVALENTS, end of period	$13,681	$7,261

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,670	$5,005

Cash paid during the period for income taxes	$1,353	$660

NON-CASH INVESTING ACTIVITIES:
Increase in market value of securities available-for-sale	$1,043	$(857)

Mortgage servicing rights capitalized	$654	$236

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

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $737 and $0 at March 31, 2009 and June 30, 2008, respectively.  Classified assets, including real estate owned, totaled $1,154 and $106 at March 31, 2009 and June 30, 2008, respectively.

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

EAGLE BANCORP

Date: May 26, 2009	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 26, 2009	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO