Form 10-K
period 2009-06-30
EAGLE BANCORP/MT
filed 2009-09-21
CIK 1101146

September 21, 2009

To Our Stockholders, Customers, and Friends:

The Board of Directors, management, and staff of Eagle Bancorp and its wholly owned subsidiary, American Federal Savings Bank, are pleased to present our annual report for our fiscal year ended June 30, 2009.

Throughout the year there has been extensive media coverage of the significant challenges facing the banking industry and the extraordinary measures taken by the Federal Reserve Bank and the U.S. Treasury Department to stabilize the financial markets. The coverage at times has been confusing, with the large national banks and Wall Street investment firms experiencing much of the problem as well as garnering much attention from the government. Community banks such as American Federal have at times been lumped in with the larger banks by the media coverage, yet have not been major contributors to the banking industry’s problems. Still, credit quality problems and the housing related slowdown continue to be significant areas of concern in parts of the country. However, I am pleased to report that the Company has performed well notwithstanding these national developments. Montana in general, and our local markets specifically, have avoided much of the economic downturn experienced in other parts of the country. Our credit quality remains excellent, with low loan delinquency rates compared to institutions in other, more distressed markets.

The Company’s performance marks another successful year, with an increase in net income of $278,000, or 13.2% over the previous year. Basic earnings per share also increased from $1.97 to $2.23. Three main factors should be taken into consideration when reviewing this year’s results.

•	Short-term interest rates continued to decline over the past year, with long-term interest rates also declining. Interest rates on mortgages fell significantly in early 2009, which sparked a significant increase in mortgage refinance activity. This in turn led to two reasons for the strong performance by the Company. First, the decline in short-term interest rates allowed the Company to lower its interest expense, leading to an increase in its net interest income of over 24% (before provision for loan losses). Secondly, the decline in mortgage rates, and corresponding increase in mortgage refinance activity, led to an increase in gain on sale of loans of $1.415 million over the previous year.

•	As mentioned in last year’s letter, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, at the beginning of the 2008 fiscal year to account for its holdings of FNMA and FHLMC preferred stock. Changes in market value of these securities flow through the income statement. In September 2008, the federal government placed FNMA and FHLMC into conservatorship and eliminated the dividends on the preferred stock, which caused a dramatic reduction in the market value of the stock. The Company wrote down the value of the stock by $1.296 million during the year, leaving only a small residual value ($25,000). FNMA and FHLMC will be restructured in the future but it is unlikely that any significant recovery will be made of the value of the preferred stock.

•	The Company increased its loan loss provision by $257,000 during the year, after taking $175,000 of its reserve back into income in the previous year. While the Company’s level of non-performing loans is lower than its peers, we have experienced a small increase in loan delinquencies. Delinquencies still remain relatively low, however the other quantitative and qualitative factors considered by management led to the decision to increase the provision. For example, national and state unemployment numbers have increased during the year and home sale activity has slowed. Also, the Company’s level of non-performing loans as a percentage of assets increased slightly, from 0.01% to 0.43%. Our continued conservative underwriting and strong local economies will serve us well during the coming year.

Growth in assets slowed to 3.50% (compared to last year’s growth of 14.39%), with loans receivable decreasing slightly. The slower asset growth coupled with our strong earnings increased our core capital ratio from 9.16% to 9.59%. Deposit growth was stronger than in recent years, with an increase of 4.67%. The funding side of our business continues to be a challenge, with this year’s success attributable to our increased marketing efforts and expanded deposit product line. We have many sources of additional liquidity available to us and have used these to manage our interest costs and to manage our balance sheet.

Our plan for the coming year includes continuing to manage the growth in our balance sheet by funding growth in the loan portfolio with modest deposit growth and maturities and repayments from our investment portfolio. We continue to place an emphasis on growing the Company’s commercial and commercial real estate loan portfolios.

Our retail branch operations continue to grow and improve. We are pleased to announce that our new full service branch in the Skyway Mall in Helena opened in January and has been a very active location. Also, construction is nearly complete on our new Oak Street location in Bozeman, with the opening expected next month (October). We will maintain our current location on North 7th Avenue as a drive-up only facility. The remodel of our Townsend office was also completed this year and we have seen an increase in activity at our drive-up ATM there as well.

We sincerely appreciate the continuing trust and loyalty of our constituencies — Stockholders, Customers, Employees and Communities. We will work to earn your continued confidence as we thank you for the privilege of serving you!

Very Sincerely,

Peter J. Johnson
President/CEO

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number 0-29687

Eagle Bancorp

(Exact name of registrant as specified in its charter)

United States	81-0531318
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common stock, par value $0.01 per share

(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes    [X] No

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    [  ] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. — If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[  ] Yes    [  ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 1,074,507 shares outstanding as of August 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

TABLE OF CONTENTS

Item No.		Page No.
	Part I
1	Description of Business	1
2	Description of Property	24
3	Legal Proceedings	24
4	Submission of Matters to a Vote of Security Holders	24
	Part II
5	Market for Common Equity, Related Stockholder Matters and Small Business Issuers’ Purchases of Equity Securities	25
7	Management’s Discussion and Analysis or Plan of Operation	26
8	Financial Statements	33
9A	Controls and Procedures	33
9B	Other Information	34
	Part III
10	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	35
11	Executive Compensation	35
12	Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters	35
13	Certain Relationships and Related Transactions	35
14	Principal Accountant Fees and Services	35
	Part IV
15	Exhibits	36

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

American Federal was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time. In 1975, the Bank adopted a federal thrift charter. The Bank currently has five full service offices and one satellite branch. We also have seven automated teller machines located in our market area and we participate in the CashCard® and Money Pass® ATM networks. The Bank’s website can be found at www.americanfederalsavingsbank.com.

Business Strategy

Since our founding in Helena in 1922, we have operated in the southcentral portion of Montana. Since the advent of NOW accounts and low and no cost checking or other transaction accounts, we have sought to operate in a fashion similar to a commercial bank by offering these kinds of deposits and changing our emphasis on home mortgage lending by broadening and diversifying the kind of loans we offer. As a result of these efforts, we provide full retail banking services, including one- to four-family residential mortgage loans, home equity loans, lines of credit, consumer loans, commercial real estate loans and commercial loans for businesses as well as certificates of deposit, checking accounts, NOW accounts, savings accounts and money market accounts.

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

Market Area

From our headquarters in Helena, Montana, we operate five full service retail banking offices, including our main office, and one satellite branch. Our satellite branch is located in Helena and our other full service branches are located in Helena — Skyway (opened 2009), Bozeman (opened 1980), Butte (opened 1979) and Townsend (opened 1979), Montana. A seventh branch will be opening in Bozeman approximately during the second quarter of fiscal year 2010.

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

Bozeman is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 80,900. Bozeman is home to Montana State University and has achieved its growth in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman’s economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University.

Butte, Montana is approximately 64 miles southwest of Helena. Butte and the surrounding Silver-Bow County have a population of approximately 32,800. Butte’s economy is somewhat reliant on the mining industry. Butte’s economy has been volatile from the fluctuations in metal and mineral commodity prices.

Townsend is the smallest community in which we operate. It has a population of about 2,000. Many of its residents commute to other Montana locations for work. Other employment in Townsend is primarily in agriculture and services. Townsend is approximately 32 miles southeast of Helena.

Competition

We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 945,000 people, there are 59 credit unions in Montana as well as two federally chartered thrift institutions, and 77 commercial banks as of June 30, 2009. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

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

Loan Portfolio Composition.

The following table analyzes the composition of the Bank’s loan portfolio by loan category at the dates indicated.

	At June 30,
	2009		2008
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
First mortgage loans:
Residential mortgage (1-4 family) (1)	$79,216	47.26%	$86,751	51.53%
Commercial real estate	36,713	21.90%	28,197	16.75%
Real estate construction	4,642	2.77%	7,317	4.35%
Total first mortgage loans	120,571	71.93%	122,265	72.62%
Other loans:
Home equity	28,676	17.11%	28,034	16.65%
Consumer	10,835	6.46%	11,558	6.87%
Commercial	7,541	4.50%	6,502	3.86%
Total other loans	47,052	28.07%	46,094	27.38%
Total loans	167,623	100.00%	168,359	100.00%
Less:
Deferred loan fees	(99)		(90)
Allowance for loan losses	525		300
Total loans, net	$167,197		$168,149

(1)	Excludes loans held for sale.

Fee Income.

American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $628,000 and $542,000 for the years ended June 30, 2009 and 2008, respectively. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $78,000 and $61,000 for the years ended June 30, 2009 and 2008, respectively.

Loan Maturity Schedule.

The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2009. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	Within 6 Months	6 to 12 Months	More than 1 year to 2 years	More than 2 years to 5 years	Over 5 years	Total
	(Dollars in thousands)
Residential mortgage (1-4 family) (1)	$206	$22	$181	$2,933	$81,406	$84,748
Commercial real estate and land	1,942	1,156	5,206	6,382	22,397	37,083
Real estate construction	3,608	954	—	—	—	4,562
Home equity	1,112	1,975	4,278	9,362	11,896	28,623
Consumer	1,302	397	824	6,153	2,210	10,886
Commercial	2,607	983	311	1,857	1,312	7,070
Total loans (1)	$10,777	$5,487	$10,800	$26,687	$119,221	$172,972

(1)	Includes loans held for sale.

The following table sets forth the dollar amount of all loans, at June 30, 2009, due after June 30, 2010, which have fixed interest rates and which have floating or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage (1-4 family)	$63,918	$20,602	$84,520
Commercial real estate and land	31,096	2,889	33,985
Real estate construction	—	—	—
Home equity	22,434	3,102	25,536
Consumer	8,640	547	9,187
Commercial	3,030	450	3,480
Total loans (1)	$129,118	$27,590	$156,708
Percent of total	82.39%	17.61%	100.00%

(1)	Due after June 30, 2010.

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated.

	Ended June 30,
	2009	2008
	(In thousands)
Net loans receivable at beginning of period (1):	$175,519	$159,315
Loans originated:
Residential mortgage (1-4 family)	164,657	72,385
Commercial real estate and land	21,500	19,375
Real estate construction	4,672	15,504
Home equity	20,043	20,461
Consumer	8,341	7,637
Commercial	8,789	8,243
Total loans originated:	228,002	143,605
Loans sold:
Whole loans	125,232	47,732
Commercial construction	6,000	4,341
Total loans sold	131,232	52,073
Principal repayments and loan refinancings	99,509	75,522
Deferred loan fees decrease (increase)	(9)	(24)
Allowance for loans decrease (increase)	(225)	218
Net loan increase (decrease)	(2,973)	16,204
Net loans receivable at end of period (1)	$172,546	$175,519

(1)	Includes loans held for sale.

Residential Lending.

The Bank’s primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank’s market area. Approximately 47.26% of the bank’s loans as of June 30, 2009 were comprised of such loans. American Federal generally originates one- to-four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing loans sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $628,000 for the year ended June 30, 2009. At June 30, 2009, American Federal Savings Bank had $258.09 million in residential mortgage loans and $12.42 million in commercial real estate sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans.

American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At June 30, 2009, $28.68 million or 17.11% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than fifteen years.

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

Commercial Real Estate.

American Federal Savings Bank originates commercial real estate mortgage loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate loans made up 21.90% of the Bank’s total loan portfolio, or $36.71 million at June 30, 2009. The majority of these loans are non-residential commercial real estate loans. American Federal Savings Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $174,000 and is typically made with fixed rates of interest and five to 15 year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within the market area of the Bank and all are within the state of Montana. American Federal Savings Bank’s largest single commercial real estate loan had a balance of approximately $1.46 million (net of $5.84 million sold to the Montana Board of Investments) on June 30, 2009, and is secured by a detention facility.

Real Estate Construction Lending.

American Federal Savings Bank also lends funds for the construction of one- to-four-family homes and commercial real estate. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Real estate construction loans accounted for $4.64 million or 2.77% of the Bank’s loan portfolio at June 30, 2009.

Consumer Loans.

As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank. As of June 30, 2009, consumer loans totaled $10.84 million or 6.46% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market area and generally have maturities of up to 7 years. For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

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

Commercial Loans.

Commercial loans amounted to $7.54 million, or 4.50% of the Bank’s total loan portfolio at June 30, 2009. American Federal Savings Bank’s commercial loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial loan portfolio amounts to only 4.50% of the total portfolio at June 30, 2009, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower.

Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. As of June 30, 2009, our largest aggregation of loans to one borrower was approximately $7.31 million, consisting of one commercial real estate loan secured by a detention facility. Eighty percent, or $5.85 million, of that loan is sold to the Montana Board of Investments, leaving the net balance of $1.46 million, below the Bank’s federal legal lending limit to one borrower of approximately $4.14 million. At June 30, 2009, this loan was current. The Bank maintains the servicing for this loan.

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

Loan Commitments.

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of our commitments to extend credit as of June 30, 2009, was approximately $12.44 million, $11.23 million of which was for residential mortgage loans.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2009, American Federal Savings Bank had no real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2009, we had $1.00 million ($990,000 net of specific reserves) of loans that were non-performing and held on non-accrual status.

Delinquent Loans.

The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days at June 30, 2009:

	Number	Amount	Percentage of Total Delinquent Loans
	(Dollars in thousands)
Loan type:
Residential mortgage (1-4 family)	5	$492	23.08%
Real estate construction	1	220	10.32%
Commercial real estate and land	7	969	45.45%
Home equity	4	248	11.63%
Consumer	24	184	8.63%
Commercial	2	19	0.89%
Total	43	2,132	100.00%

Non-Performing Assets.

The following table sets forth information regarding American Federal Savings Bank’s non-performing assets as of the dates indicated. As of June 30, 2009 the Bank had no loans considered to be a troubled debt restructuring within the meaning of the Statement of Financial Accounting Standards No. 114.

	At June 30,
	2009	2008
	(Dollars in thousands)
Non-accrual loans	$1,002	$32
Accuring loans delinquent 90 days or more	251	—
Real estate owned	—	—
Total	1,253	32
Total non-performing loans as a percentage of total loan portfolio	0.75%	0.02%
Percentage of total assets	0.43%	0.01%

During the year ended June 30, 2009, the Bank had one foreclosure resulting in a loss of $3,000. During the year ended June 30, 2009, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

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

	At June 30,
	2009	2008
	(Dollars in thousands)
Residential mortgage (1-4 family):	$—	$—
Special Mention	—	—
Substandard	392	—
Doubtful	—	—
Loss	—	—

Commercial Real Estate and Land:
Special Mention	—	—
Substandard	488	42
Doubtful	—	—
Loss	—	—

Home equity loans:
Special Mention	—	—
Substandard	131	—
Doubtful	—	—
Loss	—	32

Consumer loans:
Special Mention	—	—
Substandard	40	26
Doubtful	—	—
Loss	12	—

Commercial loans:
Special Mention	—	—
Substandard	551	—
Doubtful	—	—
Loss	—	—

Real estate owned/repossessed property:
Special Mention	—	—
Substandard	—	—
Doubtful	—	—
Loss	—	6
Total classified loans and real estate owned	$1,614	$106

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. We had $525,000 in allowances for loan losses at June 30, 2009.

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

It is our policy to review our loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis.

The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

	For the Years Ended June 30,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$300	$518
Loans charged-off	(47)	(54)
Recoveries	15	11
Loss	(32)	(43)
Provision for possible loan losses	257	(175)
Balance at end of period	525	300
Allowance for loan losses to total loans	0.31%	0.18%
Allowance for loan losses to total non-performing loans	41.90%	937.50%
Net recoveries (charge-offs) to average loans outstanding during the period	–0.02%	–0.03%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	2009			2008
	(Dollars in Thousands)
	Amount	Percentage of Allowance to Total Allowance	Loans in Each Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loans in Each Category to Total Loans
First mortgage loans:
Residential mortgage (1-4 family)	$190	36.19%	47.26%	$133	44.33%	51.53%
Commercial real estate	158	30.10%	21.90%	34	11.33%	16.75%
Real estate construction	10	1.90%	2.77%	10	3.33%	4.35%
Total first mortgage loans	358	68.19%	71.93%	177	59.00%	72.62%
Other loans:
Home equity	67	12.76%	17.11%	62	20.67%	16.65%
Consumer	68	12.95%	6.46%	51	17.00%	6.87%
Commercial	32	6.10%	4.50%	10	3.32%	3.86%
Total other loans	167	31.81%	28.07%	123	41.00%	27.38%
Total	$525	100.00%	100.00%	$300	100.00%	100.00%

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

We do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments, except interest rate caps and certain financial instruments designated as cash flow hedges related to loans committed to be sold in the secondary market. Further, Eagle does not invest in securities which are not initially rated investment grade.

The Board, through its asset liability committee, has charged the President and CEO to implement the investment policy. All transactions are reported to the board of directors monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

Investment Securities.

We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under SFAS 159) or held-to-maturity to enhance total return on investments. At June 30, 2009, our investment securities included U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities, collateralized mortgage obligations and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Investment securities held-to-maturity represented 0.44% of Eagle’s total investment portfolio. Securities available-for-sale totaled 96.91% of Eagle’s total investment portfolio, while securities—SFAS 159 totaled 0.03%. The remaining percentage is comprised of interest-bearing deposits in banks and stock in the Federal Home Loan Bank of Seattle (FHLB).

The following table sets forth the carrying value of Eagle’s investment securities portfolio at the dates indicated.

	At June 30,
	2009		2008
	(Dollars in Thousands)
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Securities available for sale, at fair value:
U.S. Government and agency obligations	$3,882	4.57%	$2,232	2.70%
Corporate obligations	9,493	11.18%	12,722	15.38%
Municipal obligations	28,893	34.04%	22,190	26.83%
Collateralized mortgage obligations	31,551	37.17%	28,224	34.17%
Mortgage-backed securities	8,444	9.95%	13,016	15.74%
Common stock	—	0.00%	33	0.00%
Corporate preferred stock	—	0.00%	—	0.00%
Total securities available for sale	82,263	96.91%	78,417	94.82%
Securities held to maturity, at book value:
Mortgage-backed securities	—	0.00%	22	0.03%
Municipal obligations	375	0.44%	675	0.82%
Total securities held to maturity	375	0.44%	697	0.85%
Preferred stock—SFAS 159	25	0.03%	1,321	1.60%
Total securities	82,663	97.38%	80,435	97.27%
Interest-bearing deposits	224	0.26%	549	0.66%
Federal Home Loan Bank capital stock, at cost	2,000	2.36%	1,715	2.07%
Total	$84,887	100.00%	$82,699	100.00%

The following table sets forth information regarding the carrying values, weighted average yields and maturities of Eagle’s investment securities portfolio at June 30, 2009.

	At June 30, 2009 (Dollars in thousands)
	One Year or Less		One to Five Years		More than Five Years		Total Investment Securities
Securities available for sale:	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Approximate Market Value	Annualized Weighted Average Yield
U.S. Government and agency obligations	$—	—%	$2,569	1.86%	$1,313	1.21%	$3,882	$3,882	1.64%
Corporate obligations	—	—	6,961	4.87	2,532	6.68	9,493	9,493	5.35
Municipal obligations	100	4.15	657	5.33	28,136	6.21	28,893	28,893	6.18
Collateralized mortgage obligations	251	3.11	—	—	31,300	4.80	31,551	31,551	4.79
Mortgage-backed securities	358	3.78	456	3.76	7,630	5.33	8,444	8,444	5.18
Total securities available for sale	709	3.59	10,643	4.12	70,911	5.42	82,263	82,263	5.23
Securities held to maturity:
Municipal obligations	110	6.96	125	7.64	140	7.02	375	384	7.21
Total securities held to maturity	110	6.96	125	7.64	140	7.02	375	384	7.21
Preferred—SFAS 159	—	—	—	—	25	—	25	25	—
Total securities	819	4.05	10,768	4.17	71,076	5.42	82,663	82,672	5.24
Interest-bearing deposits and
Federal Funds Sold	3,841	0.38	—	—	—	—	3,841	3,841	0.38
Federal Home Loan Bank capital stock	—	—	—	—	2,000	—	2,000	2,000	—
Total	$819	4.05%	$10,768	4.17%	$73,076	5.27%	$84,663	$84,672	5.12%

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

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $124.12 million or 65.21% of the Bank’s deposits at June 30, 2009 ($101.00 million or 53.95% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, will result in an increase in our cost of funds.

The following table sets forth American Federal’s distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

	At June 30,
	2009			2008
	(Dollars in thousands)
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
Noninterest checking	$15,002	8.01%	0.00%	$14,617	8.17%	0.00%
Passbook savings	26,445	14.13%	0.41%	23,906	13.37%	0.65%
NOW account/Interest bearing checking	32,664	17.45%	0.33%	30,720	17.18%	0.38%
Money market accounts	26,886	14.36%	0.64%	25,275	14.12%	1.75%
Total	100,997	53.95%	0.38%	94,518	52.85%	0.76%
Certificates of deposit accounts:
IRA certificates	23,121	12.35%	2.96%	22,108	12.36%	3.15%
Brokered certificates	—	0.00%	0.00%	—	0.00%	0.00%
Other certificates	63,081	33.70%	2.41%	62,225	34.79%	3.31%
Total certificates of deposit	86,202	46.05%	2.56%	84,333	47.15%	3.27%
Total deposits	$187,199	100.00%	1.38%	$178,851	100.00%	1.94%

The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2009, for the maturity dates indicated:

	(Dollars in thousands)
	June 30, 2010	June 30, 2011	June 30, 2012	After June 30, 2013	Total
under 1.01%	$2,678	$—	$—	$—	$2,678
1.01-2.00%	24,882	339	—	—	25,221
2.01-3.00%	15,069	3,055	230	136	18,490
3.01-4.00%	26,460	5,899	1,543	375	34,277
4.01-5.00%	2,685	733	890	844	5,152
5.01-6.00%	343	41	—	—	384
6.01-7.00%	—	—	—	—	—
Total	$72,117	$10,067	$2,663	$1,355	$86,202

The following table shows the amount of certificates of deposit of more than $100,000 by time remaining until maturity as of June 30, 2009:

(Dollars in thousands)
3 months or less	$7,444
Over 3 to 6 months	6,831
Over 6 to 12 months	6,213
Over 12 months	3,349
Total	$23,837

The following table sets forth the net changes in deposit accounts for the periods indicated:

	Year Ended June 30,
	2009	2008
	(Dollars in thousands)
Opening balance	$178,851	$179,647
Deposits(Withdrawals), Net	5,265	(5,059)
Interest credited	3,083	4,263
Ending balance	$187,199	$178,851
Net increase	$8,348	$(797)
Percent increase	4.67%	–0.44%
Weighted average cost of deposits during the period	1.86%	2.67%
Weighted average cost of deposits at end of period	1.38%	1.94%

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

The following table sets forth information concerning our borrowing from the Federal Home Loan Bank of Seattle and PNC at the end of, and during, the periods indicated:

	Ended June 30,
	2009	2008
	(Dollars in thousands)
Advances and other borrowings:
Average balance	$67,772	$43,712
Maximum balance at any month-end	73,789	68,222
Balance at period end	67,056	68,222

Weighted average interest rate during the period	3.90%	4.50%
Weighted average interest rate at period end	4.02%	3.94%

SUBSIDIARY ACTIVITY

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except for American Federal Savings Bank and Eagle Bancorp Statutory Trust I.

Personnel

As of June 30, 2009, we had 79 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

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

Insurance of Deposit Accounts.

The deposit accounts held by American Federal Savings Bank are insured by the Deposit Insurance Fund of the FDIC to a maximum of $100,000 as permitted by law (qualifying retirement funds are insured up to $250,000). The FDIC insurance has been temporarily raised to $250,000 until January 1, 2014. Insurance on deposits may be terminated by the FDIC it if finds an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution’s primary regulator.

Regulatory Capital Requirements.

Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three capital standards. The standards for capital adequacy are tangible capital equal to 1.5% of adjusted total assets, core capital (leverage ratio) equal to at least 4% of total adjusted assets, and risk-based capital equal to 8% of total risk-weighted assets. In order to be deemed “Well Capitalized”, OTS rules require a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6%, and a total risk-based ratio of at least 10%. American Federal’s capital ratios at June 30, 2009 are set forth below.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tangible	$27,079	9.53	$4,261	1.50
Leverage	$27,079	9.53	$8,522	3.00
Tier 1 risk-based	$27,079	13.41	$8,078	4.00
Total risk-based	$27,592	13.66	$16,157	8.00

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

Office of Thrift Supervision regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payment to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution’s capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it is in need of more than the normal supervision has the greatest amount of flexibility for determining dividends. Such institutions can, after prior notice but without the approval of the Office of Thrift Supervision, make capital distributions during a calendar year. These distributions can be equal to the greater of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its excess capital divided by its fully phased-in capital requirements at the beginning of the calendar year. At the institution’s discretion, dividends can also be 75% of its net income over the most recent four-quarter period. Any additional capital distributions require prior regulatory notice. As of June 30, 2009, American Federal Savings Bank had this level of flexibility with respect to dividends.

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

Savings institutions have authority to borrow from the Federal Reserve System “discount window”. The Bank maintains a “primary credit” facility at the Federal Reserve’s discount window. It had a $0 balance as of June 30, 2009 and is secured by an agency bond.

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

The revisions to the Internal Revenue Code in 1996 also provided that all thrift institutions must generally recapture any “applicable excess reserves” into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a residential-lending test. Generally, a thrift institution’s applicable excess reserves equals the excess of the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. These are known as pre-1988 reserves. American Federal Savings Bank had recaptured all of its remaining applicable excess reserve as of June 30, 2009.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s business activities consist of its ownership of 100% of the common stock of the Bank. The Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana. American Federal conducts its business through six offices, which are located in Helena, Bozeman, Butte, and Townsend, Montana. All of its offices are owned. Its principal banking office in Helena also serves as its executive headquarters and operations center. This office houses over 50% of American Federal’s full-time employees. The following table sets forth the location of each of American Federal’s offices, the year the office was opened, and the net book value including land, buildings, computer software and its related equipment and furniture. The square footage at each location is also shown.

Location	Address	Opened	Value At June 30, 2009 (in thousands)	Square Footage
Helena Main Office	1400 Prospect Ave. Helena, MT 59601	1997	$3,913	32,304
Helena Downtown Drive-up	28 Neill Ave. Helena, MT 59601	1987	$354	1,391
Helena Skyway Branch	2090 Cromwell Dixon Helena, MT 59602	2009	$2,466	4,643
Butte Office	3401 Harrison Ave. Butte, MT 59701	1979	$513	3,890
Bozeman Office	606 North Seventh Bozeman, MT 59715	1980	$471	5,886
Bozeman Branch	1455 Oak St Bozeman, MT 59715	Under Construction (Expected to open Mid-October 2009)	$5,823	19,818
Townsend Office	416 Broadway Townsend, MT 59644	1979	$221	1,973

As of June 30, 2009, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $13.76 million.

ITEM 3. LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal. There were no lawsuits pending or known to be contemplated against Eagle or American Federal at June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS’ PURCHASES OF EQUITY SECURITIES.

The common stock is traded on the OTC Bulletin Board under the symbol “EBMT.” At the close of business on June 30, 2009, there were 1,075,312 shares of common stock outstanding, held by approximately 600 shareholders of record. Eagle Financial MHC, Eagle’s mutual holding company, held 648,493 shares (or 60.3%) of the outstanding common stock.

The high bid and asked prices noted below for the four quarters of fiscal 2008 and the four quarters of the current fiscal year were obtained from the OTC Bulletin Board. The quotations reflect interdealer prices without retail markup, markdown or commission, and may not represent actual transactions.

	High Bid	Low Bid
Fourth quarter 2009	$28.00	$23.00
Third quarter 2009	$23.00	$21.00
Second quarter 2009	$26.00	$23.00
First quarter 2009	$28.00	$25.55
Fourth quarter 2008	$29.50	$25.75
Third quarter 2008	$30.80	$26.00
Second quarter 2008	$32.75	$30.30
First quarter 2008	$33.00	$30.45

The closing price of the common stock on June 30, 2009, was $28.00. The company had paid four quarterly dividends during the year, all in the amount of $.255 per share. Eagle Financial MHC waived receipt of its dividends during the year.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2009	None	N/A	None	24,240
May 2009	None	N/A	None	24,240
June 2009	None	N/A	None	24,240
Total	None	N/A	None	24,240

*	The Company publicly announced a stock repurchase program on January 17, 2008. The Company is authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program.As of August 31, 2009, 5,315 shares had been purchased.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

GENERAL

Eagle Bancorp’s subsidiary, American Federal Savings Bank, operates as a community savings bank. It raises money by offering FDIC-insured deposit products and lending this money, primarily for the purpose of home financing. As of June 30, 2009, 35.74% of its total loans were residential mortgage loans with fixed rates and 11.52% were residential mortgage loans with adjustable rates. Total first lien mortgage loans at June 30, 2009, were $120.57 million or 71.93% of the total loan portfolio. Other loan products include home equity loans, consumer and commercial loans. These loans totaled $47.05 million or 28.07% of the total loan portfolio.

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

	For the twelve months ended June 30,
	2009			2008
	(Dollars in thousands)
	Average Daily Balance	Interest and Dividends	Yield/ Rate	Average Daily Balance	Interest and Dividends	Yield/ Rate
Assets:
Interest-earning assets:
FHLB stock	$1,891	$—	0.00%	$1,336	$16	1.20%
Loans receivable, net	177,354	11,411	6.43	165,470	10,905	6.59
Investment securities	79,432	3,922	4.94	67,837	3,105	4.58
Interest-bearing deposits with banks	3,271	15	0.46	1,587	63	3.97
Total interest-earning assets	261,948	15,348	5.86	236,230	14,089	5.96
Noninterest-earning assets	23,642			19,070
Total assets	$285,590			$255,300
Liabilities and Equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$26,344	$308	1.17	$21,981	$420	1.91
Passbooks	24,069	131	0.54	22,965	150	0.65
Checking	32,994	114	0.35	30,550	71	0.23
Certificates of deposit	86,666	2,608	3.01	88,888	3,746	4.21
Advances from FHLB & subordinated debt	72,927	2,954	4.05	48,867	2,266	4.64
Total interest-bearing liabilities	243,000	6,115	2.52	213,251	6,653	3.12
Non-interest checking	14,502			14,063
Other noninterest-bearing liabilities	2,117			2,403
Total liabilities	259,619			229,717
Total equity	25,971			25,583
Total liabilities and equity	$285,590			$255,300
Net interest income/interest rate spread(1)		$9,233	3.34%		$7,436	2.84%
Net interest margin(2)			3.52%			3.15%
Total interest-earning assets to interest-bearing liabilities			107.80%			110.78%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.

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

	For the Years Ended June 30, Increase (Decrease)
	(In thousands)
	2009 vs 2008			2008 vs 2007
	Volume	Due to Rate	Net	Volume	Due to Rate	Net
Interest earning assets:
Loans receivable, net	$783	$(277)	$506	$1,017	$157	$1,174
Investment securities	538	263	801	48	203	251
Interest-bearing deposits with banks	67	(115)	(48)	36	(23)	13
Other earning assets	—	—	—	—	9	9
Total interest earning assets	1,388	(129)	1,259	1,101	346	1,447
Interest-bearing liabilities:
Passbook, money market and checking accounts	96	(184)	(88)	(76)	(23)	(99)
Certificates of deposit	(94)	(1,044)	(1,138)	212	83	295
Borrowings	1,116	(428)	688	755	(255)	500
Total interest-bearing liabilities	1,118	(1,656)	(538)	891	(195)	696
Change in net interest income	$270	$1,527	$1,797	$210	$541	$751

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

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”). The Bank is a federally chartered savings bank, engaging in typical banking activities: acquiring deposits from local markets and investing in loans and investment securities. The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense. The net interest margin is managed through the pricing of its products and by the types of products offered and kept in portfolio, and is affected by moves in interest rates. Noninterest income in the form of fee income and gain on sale of loans adds to the Bank’s income.

The Bank has a strong mortgage lending focus, with the majority of its loans in single-family residential mortgages. This has also led to successfully marketing home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate. The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread. The Bank’s management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan servicing portfolio, which provides a steady source of fee income. The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes. Fee income is also supplemented with fees generated from the Bank’s deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

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

The level and movement of interest rates impacts the Bank’s earnings as well. For the 2009 fiscal year the yield curve continued to steepen as the Federal Open Market Committee (“FOMC”) reduced the fed funds rate by a total of 175 basis points during the fiscal year, however long-term rates remained relatively unchanged.

FINANCIAL CONDITION

Introduction.

Total assets increased $9.80 million, or 3.50%, to $289.71 million at June 30, 2009, compared to $279.91 million at June 30, 2008. Total liabilities increased by $7.64 million, or 3.01%, to $261.92 million at June 30, 2009, from $254.27 million at June 30, 2008. The loan portfolio decreased $952,000 during the year. Total deposits increased $8.35 million. Noninterest checking increased $385,000 or 2.63%, to $15.00 million at June 30, 2009, and money market accounts increased $1.61 million, or 6.37%. Interest bearing checking and certificates of deposits increased $1.94 million, or 7.68%, and $1.87 million, or 2.22%, respectively. Much of the asset growth was funded by these increased deposits.

Balance Sheet Details.

Loans receivable decreased $952,000, or 0.57% to $167.20 million from $168.15 million. Significant refinancing activity contributed to the lower loan balances. $131.23 million in loans were sold during fiscal year 2009, an increase of $79.16 million from fiscal year 2008’s amount of $52.07 million. Origination activity on all loan categories with the exception of real estate construction loans and home equity loans increased in the current fiscal year. Commercial real estate and land loans increased $8.51 million during the year, and residential mortgage loans decreased $7.52 million. The available-for-sale (AFS) investment portfolio increased $3.85 million, or 4.90%, to $82.26 million at June 30, 2009 from $78.42 million at June 30, 2008. The investment category with the largest increase was municipal obligations, which increased $6.70 million.

Total deposits increased $8.35 million. Of that amount, certificates of deposit increased $1.87 million, to $86.20 million at June 30, 2009 from $84.33 million at June 30, 2008. The Bank had no brokered deposits as of June 30, 2009. Interest-earning checking accounts increased $1.94 million while noninterest checking increased $385,000. Money market accounts increased $1.61 million and savings accounts increased $2.54 million. Deposit growth is expected to continue to be difficult to achieve due to fierce competition among financial institutions in our markets. Advances from the Federal Home Loan Bank and other borrowings decreased to $67.06 million at year-end 2009 from $68.22 million at year-end 2008, a decrease of $1.17 million.

Total shareholders’ equity was $27.79 million at June 30, 2009, an increase of $2.16 million. This increase was the result of net income for the year and a decrease in accumulated other comprehensive loss of $240,000 (mainly due to a decrease in net unrealized loss on securities available-for-sale), partially offset by the purchase of treasury stock and dividends paid during the year.

Comparison of Operating Results for the Years Ending June 30, 2009 and 2008

Net Income.

Eagle’s net income was $2.388 million and $2.110 million for the years ended June 30, 2009 and 2008, respectively. This increase of $278,000, or 13.18%, was the result of an increase in net interest income of $1.797 million and an increase in net noninterest income of $775,000, offset by increases in noninterest expense of $1.50 million and the provision for loan losses of $257,000. Eagle’s tax provision was $362,000 higher in 2009. Basic earnings per share for the year ended June 30, 2009 were $2.23, compared to $1.97 for the year ended June 30, 2008. Diluted earnings per share were $1.96 and $1.74 for 2009 and 2008, respectively.

Net Interest Income.

Net interest income increased to $9.233 million for the year ended June 30, 2009, from $7.436 million for the previous year. This increase of $1.797 million, or 24.17%, was the result of an increase in interest income of $1.250 million and a decrease in interest expense of $547,000. As shown in the “Rate/Volume Analysis”, this increase is mainly attributable a larger average balance of loans and investments and lower rates on deposits.

Interest and Dividend Income.

Total interest and dividend income was $15.348 million for the year ended June 30, 2009, compared to $14.089 million for the year ended June 30, 2008, an increase of $1.250 million, or 8.87%. Interest and fees on loans increased to $11.411 million for 2009 from $10.905 million for 2008. This increase of $506,000, or 4.64%, was due primarily to the increase in the average balances on loans receivable for the year ended June 30, 2009. The average interest rate earned on loans receivable decreased by 16 basis points, to 6.43% from 6.59%. Average balances for loans receivable, net, for the year ended June 30, 2009 were $177.35 million, compared to $165.47 million for the previous year. This represents an increase of $11.88 million, or 7.18%. Interest and dividends on investment securities available-for-sale (AFS) increased to $3.893 million for the year ended June 30, 2009 from $3.071 million for the year ended June 30, 2008, an increase of $822,000, or 26.77%. This increase was the result of higher average interest rates on the AFS portfolio during the year, along with a higher average balance. Interest earned from deposits at other banks decreased slightly for the year ended June 30, 2009 due to much lower rates. Interest and dividends on investments held-to-maturity (HTM) also experienced a slight decline.

Interest Expense.

Total interest expense decreased to $6.115 million for the year ended June 30, 2009 from $6.662 million for the year ended June 30, 2008, a decrease of $547,000, or 8.2%. Interest on deposits decreased to $3.161 million for the year ended June 30, 2009 from $4.387 million for the year ended June 30, 2008. This decrease of $1.226 million, or 27.95%, was due primarily to a decrease on average rates paid. The average cost of deposits decreased 81 basis points, to 1.86% in 2009 from 2.67% in 2008. Certificates of deposit were the only category to show a decrease in average balances in 2009. An increase in the average balance of borrowings was partially offset by a decrease in the average rate paid and resulted in an increase in interest paid on borrowings to $2.954 million for the year ended June 30, 2009 from $2.266 million for the year ended June 30, 2008. The average balance of borrowings increased to $72.927 million for the year ended June 30, 2009, compared to $48.867 million for the year ended June 30, 2008 and resulted principally from an increase in FHLB borrowings. The average rate paid on borrowings decreased to 4.05% in 2009 from 4.64% in 2008.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by American Federal Savings Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. A provision to increase the allowance for loan loss by $257,000 was made for the year ended June 30, 2009 while an adjustment of $175,000 was made to reduce the allowance for loan loss for the year ended June 30, 2008. Total classified assets increased to $1.614 million at June 30, 2009 from $106,000 at June 30, 2008. Total non-performing loans as a percentage of the total loan portfolio is 0.75% at June 30, 2009, up from 0.02% at June 30, 2008. As of June 30, 2009, American Federal Savings Bank had no real estate owned.

Noninterest Income.

Total noninterest income increased to $2.999 million for the year ended June 30, 2009, from $2.224 million for the year ended June 30, 2008, an increase of $775,000 or 34.85%. This increase was primarily due to an increase in gain on sale of loans of $1.415 million offset by recognized losses of $785,000 on Freddie Mac and Fannie Mae preferred stock that is accounted for under Statement of Financial Accounting Standard (SFAS) No. 159 “Fair Value Option for Financial Assets and Financial Liabilities”. The preferred stock of Freddie Mac and Fannie Mae currently held by the company constitutes $25,000 or .009 percent of total assets as of June 30, 2009.Net gain on sale of loans increased due to significant refinance activity that occurred particularly in the third and fourth quarters of the fiscal year. Service charges on deposit accounts increased $34,000 to $745,000 for the year ending June 30, 2009 from $711,000 for the year ending June 30, 2008. This was primarily due to an increase in overdraft protection fees. Other noninterest income increased $43,000 to $652,000, primarily due to increased fee income on electronic payments and higher fee income on loan products. The single largest item in other noninterest income is earnings from bank owned life insurance of $264,000.

Noninterest Expense.

Noninterest expense increased by $1.50 million or 21.23% to $8.563 million for the year ended June 30, 2009 from $7.063 million for the year ended June 30, 2008. This increase was primarily due to increases in salaries and benefits of $446,000, federal deposit insurance premiums of $287,000, amortization of mortgage servicing rights of $285,000, and advertising expense of $101,000. The increase in salaries and benefits was due to normal pay raises and incentive pay related to mortgage originations. Federal deposit insurance increased due to the special assessment applied to institutions in June 2009 and other premium increases assessed effective January 2009. The amortization of mortgage servicing rights increased due to the increase in loan prepayments that resulted from the significant increase in refinance activity, and advertising expenses were higher due to increased promotion of deposit products.Other categories of noninterest expense showed modest changes.

Income Tax Expense.

Eagle’s income tax expense was $1.024 million for the year ended June 30, 2009, compared to $662,000 for the year ended June 30, 2008. The effective tax rate for the year ended June 30, 2009 was 30.0% as opposed to 23.9% for the year ended June 30, 2008.

Liquidity and Capital Resources

The company’s subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses the previous regulatory definitions of liquidity. The Bank’s average liquidity ratio average was 9.29% and 9.25% for the months ended June 30, 2009 and 2008, respectively.

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

Net cash provided by (used by) the Company’s operating activities, which is primarily comprised of cash transactions affecting net income was $5.730 million for the year ended June 30, 2009 and $(2.997) million for the year ended June 30, 2008. The change was primarily a result of an increase in the amount of loans held for sale in 2009.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $10.218 million for the year ended June 30, 2009, and $28.934 million for the year ended June 30, 2008. The decrease in cash used was primarily due to less investment purchases in available-for-sale securities in 2009 compared to 2008.

Net cash provided by the Company’s financing activities, which is primarily cash transactions from net increases in deposits and net Federal Home Loan Bank advances and other borrowings, totaled $6.726 million for the year ended June 30, 2009, and $32.952 million for the year ended June 30, 2008. This decrease in cash provided was primarily due to the decrease in FHLB borrowings in 2009.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on our commitments to make loans and management’s assessment of our ability to generate funds.

At March 31, 2009 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, decreased slightly from the previous quarter. The market value of the Bank’s capital position has increased slightly from the previous year. The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

As of June 30, 2009, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to FDIC rules. At June 30, 2009, the Bank’s tangible, core, and risk-based capital ratios amounted to 9.53%, 9.53%, and 13.66%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

Our financial statements and the accompanying notes, which are found in Item 8, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Interest rates have a greater impact on our performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities such as derivatives measured at fair value under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, investments in securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, etc. SFAS 157 has been deferred until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities such as asset retirement obligations measured at fair value at initial recognition under SFAS 143, Accounting for Asset Retirement Obligations, long-lived asset groups measured at fair value under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, liabilities for exit or disposal activities measured at fair value under SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, etc. The Company adopted the provisions of this new accounting principle as it relates to financial assets and financial liabilities and such effects have been included in Note 18. The Company adopted SFAS No. 157 on July 1, 2007 in conjunction with its adoption of SFAS No. 159.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. The Company adopted SFAS No. 159 on July 1, 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141 (SFAS 141(R)). SFAS 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in preacquisition periods to expense all acquisition-related costs, among various other modifications to SFAS No. 141. SFAS 141(R) requires that any adjustments to an acquired entity’s deferred tax asset and liability balance that occur after the measurement period be recorded as a component of income tax expense. This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective), otherwise SFAS 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements. Early adoption is prohibited.SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The impact of this standard is dependent upon the level of future acquisitions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008. The Company will comply with the disclosure provisions of SFAS 161 to the extent it has entered into derivative transactions in the year of adoption.

On November 14, 2008, the Securities and Exchange Commission (SEC) issued its long-anticipated proposed International Financial Reporting Standards (IFRS) roadmap outlining milestones that, if achieved, could lead to mandatory transition to IFRS for U.S. domestic registrants starting in 2014. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company could be required through its parent company to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS for U.S. domestic registrants. Management is currently assessing the impact that this potential change would have on the Company’s consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

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

ITEM 8. FINANCIAL STATEMENTS.

Eagle Bancorp’s audited financial statements, notes thereto, and auditor’s reports are found immediately following Part IV of this report.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. Based on this assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2009 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Except as provided below, the information required by this Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Executive Officers of the Registrant

The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years. There are no family relationships between any executive officers and directors.

Peter J. Johnson, President & Chief Executive Officer	Age 51

Mr. Johnson has served as President of the Bank and Eagle since July 2007 and CEO since November 2007. Prior to being named President, he had served as the Company’s Executive Vice President and Chief Financial Officer. He joined the Bank in 1981. He currently serves on the Montana Independent Bankers Association board of directors. He is a past chairman of both the Helena Area Chamber of Commerce and the Diocese of Helena Finance Council. He is also a member of the Rotary Club of Helena, and serves on the board of trustees of St. Peter’s Hospital.

Clinton J. Morrison, Senior Vice President & Chief Financial Officer	Age 39

Mr. Morrison has served as the Chief Financial Officer of the Bank and Eagle since July 2007. Prior to being named the Chief Financial Officer, he had served as the Company’s treasurer and compliance officer. He joined the Bank in 2001. Mr. Morrison maintains a certified public accountants license in the State of Montana. He currently is a member of the Montana Society of CPAs and the American Institute of CPAs. Mr. Morrison currently is a member of the Helena Downtown Kiwanis Club and previously served terms as President and Treasurer of that organization.

Michael C. Mundt, Senior Vice President & Chief Lending Officer	Age 55

Mr. Mundt has served as the Chief Lending Officer of the Bank since April of 1994. Prior to being named the Chief Lending Officer, he served as Vice President of Consumer and Commercial Lending. He joined the bank in 1988. He currently serves on the Montana Bankers Association’s board of directors, and also currently serves as the President of the Montana Business Assistance Connection, a local economic development non-profit organization.

Robert M. Evans, Senior Vice President & Chief Information Officer	Age 61

Mr. Evans has served as the Chief Information Officer of the Bank since January 2008. Prior to being named Chief Information Officer, he served as the Bank’s Vice President of Information Services. Mr. Evans also serves as the Bank’s Security Officer. He joined the Bank in 1986.

Rachel R. Amdahl, Senior Vice President/Operations	Age 40

Mrs. Amdahl has served as Senior Vice President/Operations of the Bank since February 2006. Prior to being named the Senior Vice President/Operations, she served as Vice President/Operations since 2000. She joined the Bank in 1987. She currently serves on the Lewis and Clark County United Way board of directors. She also is a member of the Women’s Leadership Network.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 13. Certain Relationships And Related Transactions, And Director Independence

The information required by this Item 13 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 14. Principal Accounting Fees And Services

The information required by this Item 14 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits

A.	(1)
The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp and subsidiary as of June 30, 2009 and June 30, 2008 and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

	(2)	Schedules omitted as they are not applicable.
B.	Exhibits
	*	2.1	Amended and Restated Plan of Mutual Holding Company Reorganization and Stock Issuance
	*	3.1	Charter of Eagle Bancorp
	*	3.2	Bylaws of Eagle Bancorp
	*	4	Form of Stock Certificate of Eagle Bancorp
	*	10.1	Employee Stock Ownership Plan and Trust
	**	10.2	Stock Plan
	***	10.3	Employment Contract of Peter J. Johnson
		11	Computation of per share earnings (incorporated by reference to Note 3 to Notes To Consolidated Statements of Financial Condition dated June 30, 2009)
	****	14	Code of Ethics
		21.1	Subsidiaries of Registrant (incorporated by reference to Part I, Subsidiary Activity)
		23.1	Consent of Davis Kinard & Co, PC
		31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Signatures	Title	Date
/s/ Peter J. Johnson Peter J. Johnson	President & Chief Executive Officer Director (Principal Executive Officer)	9/21/2009

/s/ Clinton J. Morrison Clinton J. Morrison	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	9/21/2009

/s/ Larry A. Dreyer Larry A. Dreyer	Chairman	9/21/2009

/s/ Don O. Campbell Don O. Campbell	Vice Chairman	9/21/2009

/s/ Rick F. Hays Rick F. Hays	Director	9/21/2009

/s/ Lynn E. Dickey Lynn E. Dickey	Director	9/21/2009

/s/ James A. Maierle James A. Maierle	Director	9/21/2009

/s/ Thomas J. McCarvel Thomas J. McCarvel	Director	9/21/2009

Exhibit 99 — Consolidated Statements of Financial Condition

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
and
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
June 30, 2009 and 2008

EAGLE BANCORP AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eagle Bancorp and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp and Subsidiary as of June 30, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2009 and 2008 financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp and Subsidiary as of June 30, 2009 and 2008, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

Abilene, Texas
August 7, 2009

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2009 and 2008
(Dollars in Thousands, Except for Per Share Data)

Assets	2009	2008
Cash and due from banks	$2,487	$3,541
Interest bearing deposits in banks	224	549
Federal funds sold	3,617	—
Cash and cash equivalents	6,328	4,090

Securities available-for-sale	82,263	78,417
Securities held-to-maturity (fair value approximates $384 in 2009 and $708 in 2008)	375	697
Preferred stock—SFAS 159	25	1,321
FHLB stock restricted, at cost	2,000	1,715
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held for sale	5,349	7,370
Loans receivable, net of deferred loan fees and allowance for loan losses of $525 in 2009 and $300 in 2008	167,197	168,149
Accrued interest and dividend receivable	1,399	1,426
Mortgage servicing rights, net	2,208	1,652
Premises and equipment, net	13,761	8,080
Cash surrender value of life insurance	6,496	6,285
Other assets	2,153	550
	$289,709	$279,907

Liabilities and Shareholders’ Equity
Noninterest bearing	$15,002	$14,617
Interest bearing	172,197	164,234
Total deposits	187,199	178,851

Accrued expenses and other liabilities	2,507	2,045
Federal funds purchased	—	3,000
FHLB advances and other borrowings	67,056	65,222
Subordinated debentures	5,155	5,155
Total liabilities	261,917	254,273

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized, 1,223,572 shares issued; 1,075,312 and 1,076,072 shares outstanding in 2009 and 2008, respectively	12	12
Capital surplus	4,564	4,487
Unallocated common stock held by ESOP	(18)	(55)
Treasury stock, at cost	(5,034)	(5,013)
Retained earnings	28,850	27,025
Net accumulated other comprehensive loss	(582)	(822)
Total shareholders’ equity	27,792	25,634
	$289,709	$279,907

The accompanying notes are an integral part
of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Income
Years Ended June 30, 2009 and 2008
(Dollars in Thousands, Except for Per Share Data)

	2009	2008
Interest and dividend income
Loans, including fees	$11,411	$10,905
Securities available-for-sale	3,893	3,071
Securities held- to-maturity	20	34
Trust preferred securities	9	9
Federal Home Loan Bank stock dividends	—	16
Deposits with banks	15	63
Total interest income	15,348	14,098

Interest expense
Deposits	3,161	4,387
FHLB advances and other borrowings	2,645	1,966
Subordinated debentures	309	309
Total interest expense	6,115	6,662

Net interest income	9,233	7,436
Provision (credit) for loan losses	257	(175)
Net interest income after provision for loan losses	8,976	7,611

Noninterest income
Service charges on deposit accounts	745	711
Net gain on sale of loans	2,216	801
Mortgage loan service fees	628	542
Net realized gain on sales of available for sale securities	54	72
Net loss on preferred stock — SFAS 159	(1,296)	(511)
Other income	652	609
Total noninterest income	2,999	2,224

Noninterest expenses
Salaries and employee benefits	4,411	3,965
Occupancy and equipment expense	900	818
Data processing	370	297
Advertising	394	293
Amortization of mortgage servicing rights	598	313
Federal insurance premiums	307	20
Postage	151	99
Legal, accounting, and examination fees	231	220
Consulting fees	114	116
ATM processing	62	56
Other expense	1,025	866
Total noninterest expenses	8,563	7,063
Income before income taxes	3,412	2,772
Income tax expense	1,024	662

Net income	$2,388	$2,110
Basic earnings per share	$2.23	$1.97
Diluted earnings per share	$1.96	$1.74

The accompanying notes are an integral part
of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2009 and 2008
(Dollars in Thousands, Except for Per Share Data)

	Preferred Stock	Common Stock
Balance at July 1, 2007	$—	$12
Net income
Change in net unrealized depreciation on available for sale securities and cash flow hedges, net
Total comprehensive income
SFAS 159 Adjustment
Dividends paid ($.96 per share)
Treasury stock purchased (1,250 shares @ $33.00;
3,285 shares @ $32.75; 1,000 shares @ $27.25;
750 shares @ $28.25; 2,000 shares @ $28.25;
ESOP shares allocated or committed to be released for allocation (4,600) shares
Balance at June 30, 2008	—	12
Net income
Change in net unrealized depreciation on available for sale securities and cash flow hedges, net
Total comprehensive income
Dividends paid ($1.02 per share)
Treasury stock purchased (760 shares @ $27.00)
EITF No. 06-4 & 06-10
ESOP shares allocated or committed to be released for allocation (4,600) shares
Balance at June 30, 2009	$—	$12

The accompanying notes are an integral part
of these consolidated financial statements.

Additional Paid-In	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
$ 4,387	$(92)	$(4,759)	$25,448	$(908)	$24,076
			2,110		2,110
				86	86
					2,196
			(118)		(118)
			(415)		(415)
		(254)			(254)
100	37				137
4,487	(55)	(5,013)	27,025	(822)	25,622
			2,388		2,388
				240	240
					2,628
			(435)		(435)
		(21)			(21)
			(128)		(128)
77	37				114
$ 4,564	$(18)	$(5,034)	$28,850	$(582)	$27,780

The accompanying notes are an integral part
of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended June 30, 2009 and 2008
(Dollars in Thousands, Except for Per Share Data)

	2009	2008
Cash flows from operating activities
Net income	$2,388	$2,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for mortgage servicing rights valuation losses	—	—
Provision(credit) for loan losses	257	(175)
Depreciation	482	459
Net amortization of securities premium & discounts	163	234
Amortization of capitalized mortgage servicing rights	598	313
Net gain on sale of loans	(2,216)	(801)
Net realized (gain) loss on sales of available-for-sale securities	(54)	(72)
Net recognized loss on preferred stock—SFAS 159	1,296	511
Net loss on sale of OREO	2	—
Net loss on sale of fixed assets	—	3
Appreciation in cash surrender value of life insurance, net	(211)	(222)
Net change in
Loans held for sale	4,257	(5,366)
Accrued interest receivable	27	(95)
Other assets	(1,603)	414
Accrued expenses and other liabilities	344	(311)
Net cash provided by (used in) operating activities	5,730	(2,998)
Cash flows from investing activities
Activity in available for sale securities
Sales	5,298	4,852
Maturities, prepayments and calls	11,182	15,778
Purchases	(20,114)	(36,176)
Activity in held to maturity securities
Maturities, prepayments and calls	322	224
FHLB stock purchased	(285)	(400)
Loan originations and principal collections, net	(471)	(10,175)
Purchase of bank owned life insurance	—	(300)
Proceeds from sale of OREO	13	—
Proceeds from sale of equipment	—	9
Additions to premises and equipment	(6,163)	(2,746)
Net cash used in investing activities	(10,218)	(28,934)
Cash flows from financing activities
Net increase (decrease) in deposits	8,348	(800)
Net change in federal funds purchased	(3,000)	(800)
Net change in advances from the FHLB and other borrowings	1,834	35,222
Purchase of treasury stock, at cost	(21)	(254)
Dividends paid	(435)	(415)
Net cash provided by financing activities	6,726	32,953
Net change in cash and cash equivalents	2,238	1,021
Cash and cash equivalents at beginning of year	4,090	3,069
Cash and cash equivalents at end of year	$6,328	$4,090

The accompanying notes are an integral part
of these consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

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

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At June 30, 2009 and June 30, 2008, no account balances were held with correspondent banks that were in excess of FDIC insured levels. Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items. Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1:	Summary of Significant Accounting Policies — continued

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks,” “interest bearing deposits in banks,” and “federal funds sold” all of which mature within ninety days.

The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The Bank properly maintained amounts in excess of required reserves of $50,000 as of June 30, 2009 and 2008.

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

Trading — No investment securities were designated as trading at June 30, 2009 and 2008.

Securities — SFAS 159 — Beginning fiscal year, July 1, 2007 the Company elected to account for its preferred stock under SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earning when incurred. On July 1, 2007 a charge to retained earnings for $118,000 was recorded in accordance with the implementation of SFAS No. 159 to record the unrealized loss (net of taxes) on preferred stock at that date.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1:	Summary of Significant Accounting Policies — continued

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of the FHLB. The Bank redeemed no FHLB shares during the years ended June 30, 2009 and 2008.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1:	Summary of Significant Accounting Policies — continued

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1:	Summary of Significant Accounting Policies — continued

Mortgage Servicing Rights — continued

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

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase. Subsequent to purchase, the policies are periodically adjusted for fair value. The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income. For the years ended June 30, 2009 and 2008 there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1:	Summary of Significant Accounting Policies — continued

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

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 148,260 shares in 2009 and 147,500 shares in 2008.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $394,000 and $293,000 for the years ended June 30, 2009 and 2008, respectively.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1:	Summary of Significant Accounting Policies — continued

Financial Instruments

All derivative financial instruments that qualify for hedge accounting are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments used as cash flow hedges are recognized as a component of comprehensive income. At June 30, 2009 and 2008, the Company was holding forward delivery commitments that qualify as derivative financial instruments.

The carrying value of the Company’s financial instruments approximates fair value. The fair value of the Company’s financial instruments is generally determined by a third party’s valuation of the underlying asset.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities such as derivatives measured at fair value under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, investments in securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, etc. SFAS 157 has been deferred until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities such as asset retirement obligations measured at fair value at initial recognition under SFAS 143, Accounting for Asset Retirement Obligations, long-lived asset groups measured at fair value under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, liabilities for exit or disposal activities measured at fair value under SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, etc. The Company adopted the provisions of this new accounting principle as it relates to financial assets and financial liabilities and such effects have been included in Note 18. The Company adopted SFAS No. 157 on July 1, 2007 in conjunction with its adoption of SFAS No. 159.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. The Company adopted SFAS No. 159 on July 1, 2007.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1:	Summary of Significant Accounting Policies — continued

Recent Accounting Pronouncements — continued

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141 (SFAS 141(R)). SFAS 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in preacquisition periods to expense all acquisition-related costs, among various other modifications to SFAS No. 141. SFAS 141(R) requires that any adjustments to an acquired entity’s deferred tax asset and liability balance that occur after the measurement period be recorded as a component of income tax expense. This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective), otherwise SFAS 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements. Early adoption is prohibited.SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The impact of this standard is dependent upon the level of future acquisitions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008. The Company will comply with the disclosure provisions of SFAS 161 to the extent it has entered into derivative transactions in the year of adoption.

On November 14, 2008, the Securities and Exchange Commission (SEC) issued its long-anticipated proposed International Financial Reporting Standards (IFRS) roadmap outlining milestones that, if achieved, could lead to mandatory transition to IFRS for U.S. domestic registrants starting in 2014. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company could be required through its parent company to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS for U.S. domestic registrants. Management is currently assessing the impact that this potential change would have on the Company’s consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1:	Summary of Significant Accounting Policies — continued

Reclassifications

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

NOTE 2:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:

	2009	2008
(In Thousands)
Weighted average shares outstanding during the year on which basic earnings per share is calculated	1,071	1,071
Add: weighted average of stock held in treasury	148	143
Average outstanding shares on which diluted earnings per share is calculated	1,219	1,214
Net income applicable to common stockholders	$2,338	$2,110
Basic earnings per share	$2.23	$1.97
Diluted earnings per share	$1.96	$1.74

NOTE 3:	Securities

The Company’s investment policy requires that the Company purchase only high-grade investment securities. Most municipal obligations are categorized as “AAA” or better by a nationally recognized statistical rating organization. These ratings are achieved because the securities are backed by the full faith and credit of the municipality and also supported by third-party credit insurance policies. Mortgage backed securities and collateralized mortgage obligations are issued by government sponsored corporations, including Federal Home Loan Mortgage Corporation, Fannie Mae, and the Guaranteed National Mortgage Association. The amortized cost and estimated fair values of securities, together with unrealized gains and losses, are as follows:

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 3:	Securities — continued

	June 30, 2009
(Dollars in Thousands) Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government and agency	$3,893	$14	$(25)	$3,882
Municipal obligations	29,747	202	(1,056)	28,893
Corporate obligations	9,963	149	(619)	9,493
Mortgage-backed securites	8,287	162	(5)	8,444
CMOs	31,274	663	(386)	31,551
Total securities available for sale	$83,164	$1,190	$(2,091)	$82,263
Held to Maturity
Municipal obligations	$375	$9	$—	$384
Total securities held to maturity	$375	$9	$—	$384
Securities SFAS 159
Preferred stock	$2,000	$—	$(1,975)	$25
	$2,000	$—	$(1,975)	$25

	June 30, 2008
(Dollars in Thousands) Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government and agency	$2,242	$6	$(16)	$2,232
Municipal obligations	22,790	60	(660)	22,190
Corporate obligations	12,811	53	(142)	12,722
Mortgage-backed securites	13,135	8	(127)	13,016
CMOs	28,580	36	(392)	28,224
Common stock	82		(49)	33
Total securities available for sale	$79,640	$163	$(1,386)	$78,417
Held to Maturity
Municipal obligations	$675	$11	$—	$686
Mortgage-backed securites	22	—	—	22
Total securities held to maturity	$697	$11	$—	$708
Securities SFAS 159
Preferred stock	$2,000	$—	$(679)	$1,321
	$2,000	$—	$(679)	$1,321

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 3:	Securities — continued

Beginning July 1, 2007 the Company elected to account for its FHLMC and FNMA preferred stock under SFAS No. 159 Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earnings when incurred. Management elected to invoke the option to carry its preferred stock at fair value to more accurately reflect the estimated realizability of the preferred stock at each financial reporting date. The market value of preferred stock was $25,000 and $1,321,000 at June 30, 2009 and 2008, respectively, resulting in a loss in value of $1,296,000 and $511,000 for the years ending June 30, 2009 and 2008, respectively, and is included in noninterest income.

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $113,000 and $87,000 for the years ended June 30, 2009 and 2008, respectively. Gross realized losses on securities available-for-sale were $59, and $15,000 for the years ended June 30, 2009 and 2008, respectively.

The amortized cost and estimated fair value of securities at June 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Held to Maturity		Available for Sale
(Dollars in Thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$110	$110	$110	$110
Due from one to five years	125	131	10,414	10,187
Due from five to ten years	140	143	7,643	7,683
Due after ten years	—	—	25,437	24,289
	375	384	43,604	42,269
Mortgage-backed	—	—	8,287	8,444
CMOs	—	—	31,273	31,550
Total	$375	$384	$83,164	$82,263

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 3:	Securities — continued

At June 30, 2009 and 2008, securities with a carrying value of $36,651,000 and $33,880,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table discloses, as of June 30, 2009 and 2008, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less than 12 months		12 months or longer
	June 30, 2009
(Dollars in Thousands)	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government and agency	$1,686	$18	$458	$7
Municipal obligations	11,529	422	5,732	634
Corporate obligations	1,193	49	1,961	570
Mortgage-backed & CMOs	2,755	196	1,062	195
Total	$17,163	$685	$9,213	$1,406

	June 30, 2008
U.S. Government and agency	$964	$16	$—	$—
Municipal obligations	13,272	460	3,067	200
Corporate obligations	7,973	218	—	—
Mortgage-backed & CMOs	32,191	404	1,991	39
Common stock	33	49
Total	$54,433	$1,147	$5,058	$239

The table above shows the Company’s investment gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2009 and 2008. 97 and 140 securities are in an unrealized loss position as of June 30, 2009 and 2008, respectively.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 3:	Securities — continued

At June 30, 2009, 58 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of less than 3.2% from the Company’s amortized cost basis. These unrealized losses are principally due to rising interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2009, 28 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of less than 1.0% from the Company’s cost basis. These unrealized losses are principally due to rising interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2009, 11 corporate obligations have unrealized losses with aggregate depreciation of less than 7.0% from the Company’s cost basis. These unrealized losses are principally due to rising interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 4:	Loans

A summary of the balances of loans follows:

	June 30,
	2009	2008
(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$79,216	$86,751
Commercial real estate	36,713	28,197
Real estate construction	4,642	7,317
Other loans: Home equity	28,676	28,034
Consumer	10,835	11,558
Commercial	7,541	6,502
Subtotal	167,623	168,359
Less: Allowance for loan losses	(525)	(300)
Deferred loan fees, net	99	90
Total loans, net	$167,197	$168,149

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $990,000 and $0 at June 30, 2009 and 2008, respectively. Interest income not accrued on these loans and cash interest income was immaterial for the years ended June 30, 2009 and 2008. The allowance for loan losses on nonaccrual loans as of June 30, 2009 and 2008 was $12,000 and $32,000, respectively. The Company expects to collect all amounts due on nonaccrual loans, including interest accrued at contractual rates. There were $15,000 and $32,000 loans considered impaired at June 30, 2009 and 2008, respectively. As of June 30, 2009 and 2008, the Company had $251,000 and $0, respectively, of loans past due greater than ninety days that were still accruing interest.

The following is a summary of changes in the allowance for loan losses:

	June 30,
	2009	2008
(Dollars in Thousands)
Balance at beginning of period	$300	$518
Provision (credit) for loan losses	257	(175)
Loans charged off	(47)	(54)
Recoveries of loans previously charged off	15	11
Balance at end of period	$525	$300

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 4:	Loans — continued

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers, and their related parties, of the Company at June 30, 2009 and 2008, were $1,760,679 and $7,808,639, respectively. During the year ended June 30, 2009, total principal additions amounted to $123,752 and total principal payments amounted to $6,123,665.One loan was to a company that is a related party of a director, and accounts for $6,000,000 of the $6,123,665 principle payments noted previously. On July 9, 2008 $6,000,000 of this loan was sold to the Montana Board of Investments under an existing commitment established February 28, 2007. Interest income from all these loans was $140,015 and $229,617 for the years ended June 30, 2009 and 2008, respectively.

NOTE 5:	Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $270,508,000 and $204,654,000 at June 30, 2009 and 2008, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,668,000 and $2,219,000 at June 30, 2009 and 2008, respectively.

The following is a summary of activity in mortgage servicing rights and the valuation allowance:

	Years Ended June 30,
	2009	2008
(Dollars in Thousands)
Mortgage servicing rights
Balance at beginning of period	$1,652	$1,628
Mortgage servicing rights capitalized	1,154	337
Amortization of mortgage servicing rights	(598)	(313)
Balance at end of period	2,208	1,652
Valuation allowance
Balance at beginning of period	—	—
Provision (credited) to operations	—	—
Balance at end of period	—	—
Net mortgage servicing rights	$2,208	$1,652

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 5:	Mortgage Servicing Rights — continued

The fair values of these rights were $2,389,000 and $2,078,000 at June 30, 2009 and June 30, 2008, respectively. The fair value of servicing rights was determined using discount rates ranging from 9% to 20%, prepayment speeds ranging from 100% to 400%, depending on stratification of the specific right. The fair value was also adjusted for the affect of potential past dues and foreclosures.

NOTE 6:	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	June 30,
	2009	2008
(Dollars in Thousands)
Land, buildings, and improvements	$16,380	$10,571
Furniture and equipment	3,757	4,261
	20,137	14,832
Accumulated depreciation	(6,376)	(6,752)
	$13,761	$8,080

Depreciation expense totaled $482,256 and $458,964 for the years ended June 30, 2009 and 2008, respectively.

NOTE 7:	Deposits

The composition of deposits are summarized as follows:

	June 30,
	2009	2008
(Dollars in Thousands)
Noninterest checking	$15,002	$14,617
Interest bearing checking (0.33%, 0.38%)	32,664	30,720
Passbook savings (0.41%, 0.65%)	26,445	23,906
Money market accounts (.64%, 1.75%)	26,886	25,275
Time certificates of deposits
(2009 – .75% – 5.35%, 2008 – 1.98% – 5.35%)	86,202	84,333
	$187,199	$178,851

The weighted average cost of funds was 1.38% and 1.94% at June 30, 2009 and 2008, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 7:	Deposits — continued

At June 30, 2009, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)
Within one year	$72,102
One to two years	10,067
Two to three years	2,663
Three to four years	913
Thereafter	457
Total	$86,202

Interest expense on deposits is summarized as follows:

	Years Ended June 30,
	2009	2008
(Dollars in Thousands)
Checking	$114	$71
Passbook savings	131	150
Money market accounts	322	420
Time certificates of deposits	2,594	3,746
	$3,161	$4,387

As of May 20, 2009 FDIC insurance covers deposits up to $250,000 through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per deposit for all account categories except for IRAs and other certain retirement accounts which will remain at $250,000 per depositor. The Bank is a participant in the FDIC’s Transactional Account Gaurantee Program, and as such noninterest bearing accounts are fully insured until June 30, 2010 when the program expires. At June 30, 2009 and 2008, the Company held $40,146,000 and $37,211,000, respectively, in non-retirement deposit accounts that included balances in excess of $100,000 or more. At June 30, 2009 and 2008, the Company held $294,000 and $285,000, respectively, in qualified retirement deposit accounts that included balances in excess of $250,000. After December 31, 20013 deposit amounts above $100,000, and $250,000 for retirement accounts may not be insured by the FDIC, depending upon the underlying ownership of the account.

At June 30, 2009 and 2008, the Company reclassified $148,000 and $44,000, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at June 30, 2009 and 2008, were $299,000 and $201,000, respectively.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 8:	Advances from the Federal Home Loan Bank and other borrowings

Advances from the Federal Home Loan Bank of Seattle and other borrowings mature as follows:

	June 30,
	2009	2008
(Dollars in Thousands)
Within one year	$10,667	$9,167
One to two years	8,389	15,666
Two to three years	18,000	3,389
Three to four years	16,000	16,000
Four to five years	9,000	16,000
Thereafter	5,000	5,000
Total	$67,056	$65,222

Federal Home Loan Advances

The advances are due at maturity, with the exception of two advances, totaling, $10,000,000, that are callable at the FHLB of Seattle’s option. The advances are subject to prepayment penalties. The interest rates on advances are fixed. The advances are collateralized by investment securities pledged to the FHLB of Seattle and a blanket pledge of the Bank’s 1-4 family residential mortgage portfolio. The carrying value of the securities collateralized for these advances was $1,135,081 as of June 30, 2009. At June 30, 2009 and 2008, the Company exceeded the collateral requirements of the FHLB. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding line available to the Company at June 30, 2009, was 30% of total Bank assets, or approximately $86.8 million. The balance of advances was $44,056,000 and $42,222,000 at June 30, 2009 and 2008, respectively.

Other Borrowings

The Bank had $23,000,000 in structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at June 30, 2009, and 2008. These agreements are collateralized by corporate and municipal securities. The carrying value of these securities was $27,961,000 as of June 30, 2009. These agreements include terms, under certain conditions, which allow PNC to exercise a call option.

Federal Funds Purchased

The Bank has a $6,000,000 Federal Funds line of credit with PNC. The balance was $0, and $3,000,000 as of June 30, 2009 and 2008, respectively.

The Bank established a $5,000,000 Federal Funds line of credit with Zions Bank during the fiscal year 2009. The balance was $0 as of June 30, 2009.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 8:	Advances from the Federal Home Loan Bank and other borrowings — continued

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank opened a credit facility at the Federal Reserve Bank’s Discount Window. The amount available to the Bank is limited by various collateral requirements. The Bank has pledged one Agency security and one mortgage backed security at the Federal Reserve Bank that had a carrying value of $6,151,000 as of June 30, 2009. The account had $0 balance as of June 30, 2009 and 2008.

For all borrowings outstanding the weighted average interest rate for advances at June 30, 2009 and 2008 was 4.02% and 3.94% respectively. The weighted average amount outstanding was $67,772,000 and $43,712,000 for the years ended June 30, 2009 and 2008, respectively.

The maximum amount outstanding at any month-end was $73,789,000 and $68,222,222 during the years ended June 30, 2009 and 2008, respectively.

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

For the years ended June 30, 2009 and June 30, 2008, interest expense on the subordinated debentures was $309,000.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 11:	Income Taxes

The components of the Company’s income tax provision are as follows:

	Years Ended June 30,
	2009	2008
(Dollars in Thousands)
Current
U.S. federal	$975	$678
Montana	270	198
	1,245	876
Deferred
U.S. federal	(149)	(165)
Montana	(72)	(49)
	(221)	(214)
Total	$1,024	$662

The nature and components of deferred tax assets and liabilities, which are a component of other assets in 2009 and 2008 in the accompanying statement of financial condition, are as follows:

	June 30,
	2009	2008
(Dollars in Thousands)
Deferred tax assets:
Deferred compensation	$272	$267
Loans receivable	34	20
Securities available-for-sale & preferred stock SFAS 159	862	567
Other	16	22
Total deferred tax assets	1,184	876
Deferred tax liabilities:
Premises and equipment	210	112
Deferred loan fees	11	23
FHLB stock	389	389
Unrealized gain on hedging	20	14
Other	—	11
Total deferred tax liabilities	630	549
Net deferred tax asset	$554	$327

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 11:	Income Taxes — continued

A reconciliation of the Company’s effective income tax provision to the statutory federal income tax rate is as follows:

	Years Ended June 30,
	2009	2008
(Dollars in Thousands)
Federal income taxes at the statutory rate of 34%	$1,160	$942
State income taxes	230	150
Nontaxable income	(451)	(409)
Other, net	85	(21)
Income tax expense	$1,024	$662
Effective tax rate	30.0%	23.9%

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. Retained earnings include approximately $525,000 and $300,000 at June 30, 2009 and 2008, respectively, for which federal income tax has not been provided.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 12:	Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income” that are reported directly in stockholders’ equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available-for-sale.

The Company’s other comprehensive income is summarized as follows for the years ended June 30:

	2009	2008
(Dollars in Thousands)
Net unrealized holding loss arising during the year:
Available for sale securities, net of related income tax benefit of $112 and $48, respectively	$263	$112
Forward delivery commitments, net of related income tax expense of $6 and $8, respectively	15	20
FAS 159 reclassification on July 1, 2007	—	118
Change in effective tax rate (on beginning balance of other comprehensive loss of ($908) at July 1, 2007)	—	(114)

Reclassification adjustment for net realized gain included in net income, net of related income tax expense of $16 and $22, respectively	(38)	(50)
Other comprehensive income	$240	$86

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 13:	Supplemental Cash Flow Information

	Years Ended June 30,
	2009	2008
(Dollars in Thousands)
Supplemental Cash Flow Information
Cash paid during the year for interest	$6,127	$6,565
Cash paid during the year for income taxes	1,475	919
Non-Cash Investing Activities
Increase in market value of securities available for sale	$(321)	$(88)
Mortgage servicing rights capitalized	1,154	338
ESOP shares released	114	137

NOTE 14:	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2009 and 2008, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision (“OTS”) (as of January 5, 2009) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below. The Bank’s actual capital amounts (in thousands) and ratios are presented in the table below:

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 14:	Regulatory Capital Requirements — continued

(Dollars in Thousands)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2009:	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Risk-based Capital to Risk Weighted Assets
Consolidated	$33,886	16.61%	$16,318	8.00%	$	N/A	N/A	%
Bank	27,592	13.66	16,157	8.00		20,196	10.00
Tier I Capital to
Risk Weighted Assets
Consolidated	33,374	16.36	8,159	4.00		N/A	N/A
Bank	27,079	13.41	8,078	4.00		12,118	6.00
Tier I Capital to
Adjusted Total Assets
Consolidated	33,374	11.50	8,709	3.00		N/A	N/A
Bank	27,079	9.53	8,522	3.00		14,203	5.00
Tangible Capital to
Adjusted Total Assets
Consolidated	33,374	11.50	4,354	1.50		N/A	N/A
Bank	27,079	9.53	4,261	1.50		N/A	N/A
June 30, 2008:
Total Risk-based Capital to Risk Weighted Assets
Consolidated	$31,875	16.24%	$15,702	8.00%	$	N/A	N/A	%
Bank	26,192	13.43	15,599	8.00		19,498	10.00
Tier I Capital to
Risk Weighted Assets
Consolidated	31,611	16.11	7,851	4.00		N/A	N/A
Bank	25,928	13.30	7,799	4.00		11,699	6.00
Tier I Capital to
Adjusted Total Assets
Consolidated	31,611	11.25	8,433	3.00		N/A	N/A
Bank	25,928	9.40	8,272	3.00		13,787	5.00
Tangible Capital to
Adjusted Total Assets
Consolidated	31,611	11.25	4,216	1.50		N/A	N/A
Bank	25,928	9.40	4,136	1.50		N/A	N/A

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 14:	Regulatory Capital Requirements — continued

A reconciliation of the Bank’s capital (in thousands) determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

	June 30,
	2009	2008
(Dollars in Thousands)
Capital determined by generally accepted accounting principles	$26,687	$25,282
Unrealized loss on securities available-for-sale	439	678
Unrealized gain on forward delivery commitments	(47)	(32)
Tier I (core) capital	27,079	25,928
General allowance for loan losses	513	264
Total risk based capital	$27,592	$26,192

Dividend Limitations

Under OTS regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years. Dividends in excess of such amount require OTS approval. The Bank has paid dividends totaling $1,552,000 and $1,600,000 to the Company during the years ended June 30, 2009, and 2008, respectively. The Company had paid four quarterly dividends of $.255 per share to its shareholders for the year ended June 30, 2009, and four quarterly dividends of $0.24 per share to its shareholders for the year ended June 30, 2008.

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

The Bank has contracted with a subsidiary of a company which is partially owned by one of the Company’s directors. The Bank paid $54,000 during the year ended June 30, 2009 for support services, and an additional $83,041 for computer hardware and software used by the Bank for its computer network. For the year ended June 30, 2008, expenditures were $35,000 for support services and $137,000 for computer hardware and software.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 15:	Related Party Transactions — continued

In 2007, the Bank also made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building. At the years ending June 30, 2009 and 2008, $0 and $6,011,000 ($1,570,000 net of participation sold) had been disbursed, respectively. In fiscal 2008 the construction was completed and the loan was refinanced into $7,500,000 permanent financing. On July 9, 2008, 80 percent, or $6.0 million was sold to the Montana Board of Investments. As of June 30, 2009 this loans principal balance was $7,301,000 ($722,000 net of participation sold). The Bank maintains the servicing for this loan.

NOTE 16:	Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution, limited to a maximum of 15% of qualified employees’ salaries, is determined by the Board of Directors. Profit sharing expense was $182,000 and $159,000 for the years ended June 30, 2009 and 2008, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board of Directors, the Company may match up to 50% of participants’ contributions up to a maximum of 4% of participants’ salaries. For the years ended June 30, 2009 and 2008, the Company’s match totaled $47,000 and $43,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended June 30, 2009 and 2008, the total expense was $102,000 and $105,000, respectively. The Company has recorded a liability for the deferred compensation plan of $908,000 and $890,000 at June 30, 2009 and 2008, respectively, which is included in the balance of accrued expenses and other liabilities.

Employee Stock Ownership Plan

The Company has established an ESOP for eligible employees who meet certain age and service requirements. At inception the ESOP borrowed $368,000 from Eagle Bancorp and used the funds to purchase 46,006 shares of common stock, at $8 per share, in the offering. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan that has a ten-year term and bears interest at 8%. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 16:	Employee Benefits — continued

Employee Stock Ownership Plan — continued

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

Total ESOP expenses of $107,000 and $128,000 were recognized in fiscal 2009 and 2008, respectively, for 4,600 shares committed to be released to participants during the years ended June 30, 2009 and 2008 with respect to the plan years ending December 31, 2008 and 2007. The cost of the 2,306 ESOP shares ($18,000 at June 30, 2009) that have not yet been allocated or committed to be released to participants is deducted from stockholders’ equity. The fair value of these shares was approximately $65,000 at that date.

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

There were no stock options granted under the Plan as of June 30, 2009.

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

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 17:	Financial Instruments and Off-Balance-Sheet Activities — continued

The notional amounts of the Company’s commitments to extend credit at fixed and variable interest rates were approximately $12,440,000 and $8,374,000 at June 30, 2009 and 2008, respectively. Fixed rate commitments are extended at rates ranging from 4.50% to 8.0% and 4.50% to 6.75% at June 30, 2009 and 2008, respectively. The Company has lines of credit representing credit risk of approximately $52,288,000 and $43,751,000 at June 30, 2009 and 2008, respectively, of which approximately $26,838,000 and $21,026,000 had been drawn at June 30, 2009 and 2008, respectively. The Company has credit cards issued representing credit risk of approximately $675,000 and $640,000 at June 30, 2009 and 2008, respectively, of which approximately $21,000 and $24,000 had been drawn at June 30, 2009 and 2008, respectively. The Company has letters of credits issued representing credit risk of approximately $1,347,000 and $2,440,000 at June 30, 2009 and 2008, respectively.

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

As of June 30, 2009 and 2008, the Company had entered into commitments to deliver approximately $5,344,000 and $7,425,000 respectively, in loans to various investors, all at fixed interest rates ranging from 4.25% to 5.63% and 5.25% to 6.38%, at June 30, 2009 and 2008, respectively. The Company had approximately $68,000 and $46,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2009 and 2008, respectively. The total amount of the gain is expected to be taken into income within the next twelve months.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2009.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 18:	Fair Value Disclosures

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

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs — Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 18:	Fair Value Disclosures — continued

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

Available for Sale Securities — Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Preferred Stock — SFAS 159 — Freddie Mac and Fannie Mae preferred stock are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Loans Held for Sale — These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 18:	Fair Value Disclosures — continued

	June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities	$—	$82,263	$—	$82,263
Preferred stock — SFAS 159		25		25
Loans held-for-sale		5,349		5,349

	June 30, 2008
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale securities	$—	$78,417	$—	$78,417
Preferred stock—SFAS 159		1,321		1,321
Loans held-for-sale		7,370		7,370

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired loans	$—	$3	$—	$3
Mortgage servicing rights		2,389		2,389

	June 30, 2008
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Impaired loans	$—	$—	$—	$—
Mortgage servicing rights		1,652		1,652

During the year ended June 30, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $15,000 were reduced by specific valuation allowance allocations totaling $12,000 to a total reported fair value of $3,000 based on collateral valuations utilizing Level 2 valuation inputs.

As of June 30, 2009, mortgage servicing rights were remeasured and reported at fair value through a valuation allowance based upon the fair value of the calculated servicing rights. Servicing rights with a carrying value of $2,208,000 were reduced by the valuation allowance totaling $0 to a total reported fair value of $2,208,000 based on collateral valuations utilizing Level 2 valuation inputs.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 18:	Fair Value Disclosures — continued

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets. As stated above, SFAS 157 will be applicable to these fair value measurements that began on January 1, 2009.

Those financial instruments not subject to the initial implementation of SFAS 157 are required under SFAS 107 to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at June 30, 2009, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by SFAS 157.

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30,
	2009		2008
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$6,328	$6,328	$4,090	$4,090
Securities held-to-maturity	375	384	697	708
FHLB stock	2,000	2,000	1,715	1,715
Loans receivable, net	167,197	172,408	168,149	169,027
Cash value of life insurance	6,496	6,496	6,285	6,285
Financial Liabilities:
Deposits	100,997	100,997	94,518	94,518
Time certificates of deposit	86,202	88,284	84,333	85,241
Advances from the FHLB & other borrowings	67,056	70,524	65,222	66,575
Subordinated debentures	5,155	3,899	5,155	4,833

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 18:	Fair Value Disclosures—continued

Cash and interest-bearing accounts — The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Stock in the FHLB —The fair value of stock in the FHLB approximates redemption value.

Loans receivable — Fair values are estimated by stratifying the loan portfolio into groups of loans with similar financial characteristics. Loans are segregated by type such as real estate, commercial, and consumer, with each category further segmented into fixed and adjustable rate interest terms.

For mortgage loans, the Company uses the secondary market rates in effect for loans that have similar characteristics. The fair value of other fixed rate loans is calculated by discounting scheduled cash flows through the anticipated maturities adjusted for prepayment estimates. Adjustable interest rate loans are assumed to approximate fair value because they generally reprice within the short term.

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

Advances from the FHLB & Subordinated Debentures — The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2009 & 2008, respectively if the borrowings repriced according to their stated terms.

NOTE 19:	Condensed Parent Company Financial Statements

Set forth below is the condensed statements of financial condition as of June 30, 2009 and 2008, of Eagle Bancorp together with the related condensed statements of income and cash flows for the years ended June 30, 2009 and 2008.

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 19:	Condensed Parent Company Financial Statements — continued

Condensed Statements of Financial Condition
(Dollars in Thousands)

	2009	2008
Assets
Cash and cash equivalents	$318	$237
Securities available for sale	5,491	4,666
Preferred stock — SFAS 159	25	141
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in American Federal Savings Bank	26,688	25,282
Other assets	282	321
Total assets	$32,959	$30,802
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	13	13
Long-term subordinated debt	5,155	5,155
Stockholders’ Equity	27,791	25,634
Total liabilities and stockholders’ equity	$32,959	$30,802

Condensed Statements of Income
(Dollars in Thousands)

	2009	2008
Interest income	$146	$166
Interest expense	(310)	(310)
Noninterest expense	(114)	(117)
Loss before income taxes	(278)	(261)
Income tax benefit	(83)	(144)
Loss before equity in undistributed earnings of American Federal Savings Bank	(195)	(117)
Equity in undistributed earnings of American Federal Savings Bank	2,583	2,227
Net income	$2,388	$2,110

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 19:	Condensed Parent Company Financial Statements — continued

Condensed Statements of Cash Flow
(Dollars in Thousands)

	2009	2008
Cash flows from operating activities
Net income	$2,388	$2,110
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of American Federal Savings Bank	(2,583)	(2,227)
Other adjustments, net	94	6
Net cash used in operating activities	(101)	(111)

Cash flows from investing activities
Cash contribution from American Federal Savings Bank	1,302	1,600
Activity in available for sale securities
Sales	89	—
Maturities, prepayments and calls	279	89
Purchases	(1,152)	(908)
Net cash provided by investing activities	518	781

Cash flows from financing activities
ESOP payments and dividends	120	146
Payments to purchase treasury stock	(21)	(254)
Dividends paid	(435)	(415)
Net cash used in financing activities	(336)	(523)

Net change in cash and cash equivalents	81	147
Cash and cash equivalents at beginning of period	237	90

Cash and cash equivalents at end of period	$318	$237

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 20:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2009 and 2008:

	Year ended June 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in Thousands, except per share data)
Interest and dividend income	$3,816	$3,943	$3,822	$3,760
Interest expense	1,580	1,575	1,512	1,441
Net interest income	2,236	2,368	2,310	2,319
Loan loss provision	—	34	72	151
Net interest income after loan loss provision	2,236	2,334	2,238	2,168
Non interest income	(504)	444	1,526	1,533
Non interest expense	1,849	2,056	2,251	2,407
Income before income tax expense	(117)	722	1,513	1,294
Income tax expense	(17)	198	454	389
Net income	$(100)	$524	$1,059	$905
Comprehensive income (loss)	$(1,134)	$308	$374	$692
Basic earnings per common share	$–0.09	$0.49	$0.99	$0.84
Diluted earnings per common share	$–0.08	$0.43	$0.87	$0.74

	Year ended June 30, 2008
Interest and dividend income	$3,408	$3,494	$3,474	$3,713
Interest expense	1,699	1,717	1,639	1,598
Net interest income	1,709	1,777	1,835	2,115
Loan loss provision	—	—	—	(175)
Net interest income after loan loss provision	1,709	1,777	1,835	2,290
Non interest income	584	269	619	752
Non interest expense	1,668	1,787	1,761	1,847
Income before income tax expense	625	259	693	1,195
Income tax expense	161	40	155	306
Net income	$464	$219	$538	$889
Comprehensive loss	$556	$215	$236	$(921)
Basic earnings per common share	$0.43	$0.20	$0.50	$0.83
Diluted earnings per common share	$0.38	$0.18	$0.44	$0.73

EAGLE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 21:	Subsequent Events

The Board announced on July 16, 2009 the declaration of a cash dividend of $0.26 per share for the fourth quarter. It is payable August 28, 2009 to shareholders of record at the close of business August 7, 2009. Eagle Financial MHC, Eagle Bancorp’s mutual holding company, has waived its right to receive dividends on the 648,493 shares of Eagle Bancorp that Eagle Financial MHC holds.