Form 10-Q
period 2009-09-30
EAGLE BANCORP/MT
filed 2009-11-12
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	1,074,507 shares outstanding
As of November 10, 2009

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item1.	Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2009	1 and 2
	(unaudited) and June 30, 2009

	Consolidated Statements of Income for the three months ended September 30,	3 and 4
	2009 and 2008 (unaudited)

	Consolidated Statements of Changes in Stockholders' Equity for the three	5
	months ended September 30, 2009 and 2008 (unaudited)

	Consolidated Statements of Cash Flows for the three months ended	6 and 7
	September 30, 2009 and 2008 (unaudited)

	Notes to Consolidated Financial Statements	8 to 15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 to 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

Signatures		24

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,687	$2,487
Interest-bearing deposits with banks	944	224
Federal funds sold	3,211	3,617
Total cash and cash equivalents	7,842	6,328

Securities available-for-sale, at market value	92,100	82,263
Securities held-to-maturity, at cost	265	375
Preferred stock, at market value	108	25
Federal Home Loan Bank stock, at cost	2,000	2,000
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	3,494	5,349
Loans receivable, net of deferred loan fees and allowance for loan losses of $625 at September 30, 2009 and $525 at June 30, 2009	168,185	167,197
Accrued interest and dividends receivable	1,540	1,399
Mortgage servicing rights, net	2,315	2,208
Premises and equipment, net	15,371	13,761
Cash surrender value of life insurance	6,544	6,496
Real estate acquired in settlement of loans, net of allowance for losses	158	-
Other assets	603	2,153

Total assets	$300,680	$289,709

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$18,902	$15,002
Interest bearing	176,178	172,197
Total deposits	195,080	187,199

Accrued expenses and other liabilities	3,379	2,507
Federal funds purchased	-	-
FHLB advances and other borrowings	66,639	67,056
Subordinated debentures	5,155	5,155
Total liabilities	270,253	261,917

EQUITY
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,074,507 and 1,075,312 shares outstanding at September 30, 2009 and June 30, 2009, respectively)	12	12
Additional paid-in capital	4,589	4,564
Unallocated common stock held by employee stock ownership plan ("ESOP")	(9)	(18)
Treasury stock, at cost (149,065 and 148,260 shares at September 30, 2009 and June 30, 2009, respectively)	(5,056)	(5,034)
Retained earnings	29,583	28,850
Accumulated other comprehensive gain (loss)	1,308	(582)
Total equity	30,427	27,792

Total liabilities and equity	$300,680	$289,709

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,708	$2,837
Securities available for sale	1,004	963
Securities held to maturity	4	5
Interest on deposits with banks	8	4
FHLB dividends	-	7
Total interest and dividend income	3,724	3,816

Interest Expense:
Deposits	611	862
FHLB advances & other borrowings	655	643
Subordinated debentures	75	75
Total interest expense	1,341	1,580

Net Interest Income	2,383	2,236
Loan loss provision	135	-
Net interest income after loan loss provision	2,248	2,236

Noninterest income:
Service charges on deposit accounts	195	190
Net gain on sale of loans	440	183
Mortgage loan servicing fees	185	140
Net gain on sale of available for sale securities	-	57
Net gain (loss) on preferred stock	84	(1,239)
Other	157	165
Total noninterest income	1,061	(504)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,099	1,046
Occupancy expense	156	149
Furniture and equipment depreciation	63	67
In-house computer expense	88	73
Advertising	106	91
Amortization of mortgage servicing rights	126	71
Federal insurance premiums	65	7
Postage	38	33
Legal, accounting, and examination fees	75	48
Consulting fees	57	43
ATM processing	17	14
Other	213	207
Total noninterest expense	2,103	1,849

Income before provision for income taxes	1,206	(117)

Provision for income taxes	362	(17)

Net income	$844	$(100)

Basic earnings per common share	$0.79	$(0.09)

Diluted earnings per common share	$0.69	$(0.08)

Weighted average shares outstanding (basic eps)	1,072,899	1,069,211

Weighted average shares outstanding (diluted eps)	1,221,658	1,217,058

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2009 and 2008
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2008	$-	$12	$4,487	$(55)	$(5,013)	$27,025	$(822)	$25,634

Net income	-	-	-	-		(100)	-	(100)
Other comprehensive income	-	-	-	-		-	(1,134)	(1,134)

Total comprehensive income	-	-	-	-		-	-	(1,234)

Dividends paid ($0.255 per share)						(109)		(109)

Treasury stock purchased (760 shares @ $27.00)					(21)			(21)

FASB ASC 715 adjustment	-	-	-	-	-	(129)		(129)

ESOP shares allocated or committed to be released for allocation (1,150 shares)			21	9				30

Balance, September 30, 2008	$-	$12	$4,508	$(46)	$(5,034)	$26,687	$(1,956)	$24,171

Balance, June 30, 2009	$-	$12	$4,564	$(18)	$(5,034)	$28,850	$(582)	$27,792

Net income	-	-	-	-		844	-	844
Other comprehensive income	-	-	-	-		-	1,890	1,890

Total comprehensive income	-	-	-	-		-	-	2,734

Dividends paid ($0.26 per share)						(111)		(111)

Treasury stock purchased (805 shares @ $28.25)					(22)			(22)

ESOP shares allocated or committed to be released for allocation (1,150 shares)			25	9				34

Balance, September 30, 2009	$-	$12	$4,589	$(9)	$(5,056)	$29,583	$1,308	$30,427

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Three months ended
	September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$844	$(100)
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	135	-
Depreciation	122	112
Net amortization of marketable securities premium and discounts	38	50
Amortization of capitalized mortgage servicing rights	126	71
Gain on sale of loans	(440)	(183)
Net realized (gain) loss on sale of available-for-sale securities	-	(57)
Increase in cash surrender value of life insurance	(48)	(60)
Loss (Gain) investment securities, Preferred Stock	(84)	1,239
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(141)	(67)
Loans held-for-sale	2,290	280
Other assets	1,556	(552)
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	98	1,038
Net cash provided by operating activities	4,496	1,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(9,174)	(8,152)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	110	308
Investment securities available-for-sale	2,003	3,649
FHLB Stock purchased	-	(166)
Proceeds from sales of investment securities available-for-sale	-	4,062
Net increase in loan receivable, excludes transfers to real estate acquired in settlement of loans	(1,519)	(5,057)
Purchase of property and equipment	(1,732)	(1,128)
Net cash used in investing activities	(10,312)	(6,484)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three months ended
	September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$7,880	$4,244
Net decrease in federal funds	-	(3,000)
Payments on FHLB advances	(417)	(5,917)
FHLB advances	-	9,613
Purchase of Treasury Stock	(22)	(21)
Dividends paid	(111)	(109)
Net cash provided by financing activities	7,330	4,810

Net increase in cash	1,514	97

CASH AND CASH EQUIVALENTS, beginning of period	6,328	4,090

CASH AND CASH EQUIVALENTS, end of period	$7,842	$4,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,340	$1,562

Cash paid during the period for income taxes	$-	$321

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$(2,705)	$1,587

Mortgage servicing rights capitalized	$234	$80

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

The results of operations for the three month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Annual Report on Form 10-K for the year ended June 30, 2009.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 12, 2009, the date the consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	September 30, 2009			June 30, 2009
	(Unaudited)			(Audited)
		GROSS			GROSS
	AMORTIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	FAIR
	COST	GAINS/LOSSES	VALUE	COST	GAINS/LOSSES	VALUE
Available-for-sale:
U.S. government and agency obligations	$4,919	$11	$4,930	$3,893	$(11)	$3,882
Municipal obligations	33,354	682	34,036	29,747	(854)	28,893
Corporate obligations	9,944	93	10,037	9,963	(470)	9,493
Mortgage-backed securities	7,737	248	7,985	8,287	157	8,444
Collateralized mortgage obligations	34,341	771	35,112	31,274	277	31,551
Total	$90,295	$1,805	$92,100	$83,164	$(901)	$82,263

Held-to-maturity:
Municipal obligations	$265	$6	$271	$375	$9	$384
Total	$265	$6	$271	$375	$9	$384

Securities at fair value option:
Preferred stock	$2,000	$(1,892)	$108	$2,000	$(1,975)	$25
Total	$2,000	$(1,892)	$108	$2,000	$(1,975)	$25

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$76,711	$79,216
Commercial real estate	38,761	36,713
Real estate construction	6,119	4,642

Other loans:
Home equity	28,836	28,676
Consumer	11,074	10,835
Commercial	7,244	7,541

Total	168,745	167,623

Less: Allowance for loan losses	(625)	(525)
Add: Deferred loan expenses	65	99

Total	$168,185	$167,197

Loans, net of related allowance for loan losses, on which the accrual of interest has been discontinued were $1,251,000 and $990,000 at September 30, 2009 and June 30, 2009, respectively. Classified loans, including other real estate owned, totaled $1,948,000 and $1,614,000 at September 30, 2009 and June 30, 2009, respectively.

The following is a summary of changes in the allowance for loan losses:

	Three months	Three months	Twelve months
	ended	ended	ended
	September 30,	September 30,	June 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$525	$300	$300
Reclassification to repossessed property reserve	-	(3)	-
Provision charged to operations	135	-	257
Charge-offs	(36)	-	(47)
Recoveries	1	3	15

Balance, end of period	$625	$300	$525

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
	(In thousands)

Noninterest checking	$18,902	$15,002
Interest-bearing checking	34,784	32,664
Statement savings	26,979	26,445
Money market	26,730	26,886
Time certificates of deposit	87,685	86,202
Total	$195,080	$187,199

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2009 is computed using 1,072,899 weighted average shares outstanding.  Basic earnings per share for the three months ended September 30, 2008 is computed using 1,069,211 weighted average shares outstanding.  Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.   The weighted average shares outstanding for the diluted earnings per share calculations are 1,221,658 for the three months ended September 30, 2009 and 1,217,058 for the three months ended September 30, 2008.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year ended June 30, 2009, Eagle has paid a dividend of $0.26 per share on August 28, 2009.  Eagle declared a dividend of $0.26 per share on October 22, 2009, to be paid December 4, 2009 to stockholders of record on November 13, 2009.  Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At its regular meeting of January 17, 2008, the Company’s Board of Directors also announced a stock repurchase program for up to 28,750 shares.  This represented approximately 6.7% of the outstanding common stock held by the public.  The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans.  As of November 10, 2009, 5,315 shares have been purchased under this program.

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB ASC 825 allows the Company to elect to apply fair value accounting for designated instruments to improve financial reporting and mitigate volatility in reported earnings.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

FASB ASC 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, FASB ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Preferred Stock – Fair Value Option – The Company elected in July 2007 to apply the fair value option to its investment in Freddie Mac and Fannie Mae preferred stock.  Freddie Mac and Fannie Mae preferred stock are reported at fair value utilizing Level 2 inputs. For these securities, because there is no active or liquid trading market, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the terms and conditions of the stock, among other things.

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

Mortgage Servicing Rights – Fair values are estimated by stratifying the mortgage servicing portfolio into groups of loans with similar financial characteristics, such as loan type, interest rate, and expected maturity and are considered Level 2 inputs.  The Company obtains market survey data estimates and bid quotations from secondary market investors who regularly purchase mortgage servicing rights.  Assumptions regarding loan payoffs are determined using historical information on segmented loan categories for nonspecific borrowers.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)

Investment securities available-for-sale	$	$92,100	$	$92,100
Preferred stock		108		108
Loans held-for-sale		3,494		3,494

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)

Impaired loans	$	$	$3	$3
Mortgage servicing rights		2,315		2,315

As of September 30, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $3,175 were reduced by specific valuation allowance allocations totaling $30,469 to a total reported fair value of $3,175 based on collateral valuations utilizing Level 3 valuation inputs.

As of September 30, 2009, mortgage servicing rights were remeasured and reported at fair value through a valuation allowance based upon the fair value of the calculated servicing rights. Servicing rights with a carrying value of $2,315,000 were reduced by the valuation allowance totaling $0 to a total reported fair value of $2,315,000 based on collateral valuations utilizing Level 2 valuation inputs.

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Repossessed assets, which are recorded at the lower of cost or market value, are measured for impairment by comparing the carrying value with the current fair value of the assets.  Repossessed assets, including other real estate owned, had a carrying amount of $163,000, as of September 30, 2009.

Those financial instruments not subject to the initial implementation of FASB ASC 820 are required under FASB ASC 825 to have their fair value disclosed, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at September 30, 2009, and June 30, 2009, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by FASB ASC 820.

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

	September 30,		June 30,
	2009		2009
	(Unaudited)		(Audited)

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$7,842	$7,842	$6,328	$6,328
Securities held-to-maturity	265	271	375	384
FHLB stock	2,000	2,000	2,000	2,000
Loans receivable, net	168,185	173,540	167,197	172,408
Cash value of life insurance	6,544	6,544	6,496	6,496
Financial Liabilities:
Deposits	107,395	107,395	100,997	100,997
Time certificates of deposit	87,685	89,575	86,202	88,284
Advances from the FHLB & other borrowings	66,639	70,542	67,056	70,524
Subordinated debentures	5,155	3,718	5,155	3,899

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.

Cash and interest-bearing accounts – The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Stock in the FHLB –The fair value of stock in the FHLB approximates redemption value.

Loans receivable – Fair values are estimated by stratifying the loan portfolio into groups of loans with similar financial characteristics.  Loans are segregated by type such as real estate, commercial, and consumer, with each category further segmented into fixed and adjustable rate interest terms.

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

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assumptions regarding credit risk are determined based on management’s judgment using specific borrower information, internal credit quality analysis, and historical information on segmented loan categories for non-specific borrowers.

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective September 30, 2009 and June 30, 2009, respectively if the borrowings repriced according to their stated terms.

NOTE 8. RECENTLY ISSUED PRONOUNCEMENTS

GAAP Codification – On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of GAAP.  This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in the compilation of the GAAP Codification.  The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards, Emerging Issues Task Force statements, FASB Staff Positions, FASB Interpretations, FASB Derivative Implementation Guides, American Institute of Certified Public Accountants Statement of Positions, Accounting Principles Board Opinions and Accounting Research Bulletins along with the remaining body of GAAP effective as of June 30, 2009.  Financial Statements issued for all interim and annual periods ending after September 15, 2009, will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements.

In December 2007, the FASB issued ASC 810 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  The accounting provisions of ASC 810 must be applied prospectively, but the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.  ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows

The FASB recently issued ASC 805 that requires (a) a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in preacquisition periods to expense all acquisition-related costs, among various other modifications included in ASC 805.  ASC 805 requires that any adjustments to an acquired entity’s deferred tax asset and liability balance that occur after the measurement period be recorded as a component of income tax expense.  This accounting treatment is required for business combinations consummated before the effective date ASC 805 (non-prospective), otherwise ASC 805 must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The impact of this standard is dependent upon the level of future acquisitions.

FASB ASC 815-10 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for and how the hedges affect the entity’s financial position, financial performance and cash flows.  FASB ASC 815-10 is effective for periods beginning after November 15, 2008.  The Company will comply with the disclosure provisions of FASB ASC 815-10 to the extent it has entered into derivative transactions in the year of adoption.

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” about  Eagle Bancorp (“Eagle” or the “Company”) for which it claims the protection of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements, which are included in Management’s Discussion and Analysis, and elsewhere in this report, describe future plans or strategies and include Eagle’s expectations of future financial results.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Eagle’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk is inherently uncertain.  Factors which could affect actual results include, but are not limited to (i) change in general market interest rates, (ii) the length and severity of current difficulties in the national and local economies and the effects of federal and state government efforts to address those difficulties; (iii) fluctuations in asset prices including, but not limited to, stocks, bonds and real estate; (iv) legislative/regulatory changes, (v) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (vi) changes in the quality or composition of Eagle’s loan and investment portfolios, (vii) demand for loan products, (viii) deposit flows, (ix) competition, and (x) demand for financial services in Eagle’s markets.  These factors should be considered in evaluating the forward-looking statements.  You are cautioned not to place undue reliance on these forward-looking statements which speak only as of their dates.  The Company undertakes no obligation to update any forward-looking statements in this report.

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

The Bank has a strong mortgage lending focus, with the majority of its loans in single-family residential mortgages.  This has enabled the Bank to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years the Bank has also focused on adding commercial loans to its portfolio, both real estate and non-real estate.  The purpose of this diversification is to mitigate the Bank’s dependence on the mortgage market, as well as to improve its ability to manage its spread.  The Bank’s management recognizes that fee income will also enable the Bank to be less dependent on specialized lending and the Bank now maintains a significant loan serviced portfolio, which provides a steady source of fee income.   The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes.  Fee income is also supplemented with fees generated from the Bank’s deposit accounts.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

For the past three years, management’s focus has been on improving the Bank’s core earnings.  Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio.  Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward.  Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals:  loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.  The biggest challenge to management’s strategy is funding the growth of the Bank’s balance sheet in an efficient manner.  Deposit growth will be difficult to maintain due to significant competition and higher cost wholesale funding (which is usually more expensive than retail deposits) will likely be needed to supplement it.  As did many financial institutions, the Bank invested in certain securities that were impacted by the current financial crisis.  Specifically, in the first quarter of the 2008 fiscal year, the Company elected to apply FASB ASC 825 to certain preferred stock issued by Freddie Mac and Fannie Mae.  FASB ASC 825 election had a significant impact on earnings in the first quarter of the 2009 fiscal year, resulting in an earnings charge for that period of $1.24 million.

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (FOMC) did not change the federal funds target rate during the quarter ended September 30, 2009.  As such it ended at 0.25%.

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

Total assets increased by $10.97 million, or 3.79%, to $300.68 million at September 30, 2009, from $289.71 million at June 30, 2009.  Total liabilities increased by $8.34 million to $270.25 million at September 30, 2009, from $261.92 million at June 30, 2009.  Total equity increased $2.64 million to $30.43 million at September 30, 2009, from $27.79 million at June 30, 2009.

Loans receivable increased $988,000, or 0.59%, to $168.19 million at September 30, 2009 from $167.20 million at June 30, 2009.  Commercial real estate loans was the loan category with the largest increase, $2.05 million, while residential mortgage loans decreased $2.51 million.  Real estate construction loans also increased $1.48 million.  Most other loan categories showed modest changes.  Total loan originations were $43.07 million for the three months ended September 30, 2009, with single family mortgages accounting for $29.02 million of the total.  Home equity and construction loan originations totaled $4.17 million and $2.5 million, respectively, for the same period.  Commercial real estate and land loan originations totaled $3.47 million.  Loans held-for-sale decreased to $3.49 million at September 30, 2009, from $5.35 million at June 30, 2009.

Deposits grew $7.88 million, or 4.21%, to $195.08 million at September 30, 2009 from $187.20 million at June 30, 2009.  Growth in certificates of deposit and non-interest checking, interest-bearing checking accounts, and savings accounts contributed to the increase in deposits. Money market accounts declined slightly.  Advances from the Federal Home Loan Bank of Seattle (“FHLB”) and other borrowings decreased $417,000, or 0.62%, to $66.64 million at September 30, 2009 from $67.06 million at June 30, 2009.

The increase in total equity was the result of net income of $844,000 for the three months ended September 30, 2009 and an increase in other comprehensive income of $1.89 million (mainly due to an increase in net unrealized gain on securities available-for-sale), offset by dividends paid, consisting of a $0.26 per share regular cash dividend, and treasury stock purchases.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Net Income.  Eagle’s net income was $844,000 for the three months ended September 30, 2009.  Because of its election to apply FASB ASC 825, Eagle had a net loss of $100,000 for the three months ended September 30, 2008, stemming primarily from a loss in value of Freddie Mac and Fannie Mae preferred stock investments for which the FASB ASC 825 election was applied.  The return to profitability in the first quarter of the 2010 fiscal year reflected the Company’s traditional core earnings and relatively small recovery in value in the Company’s holdings of Fannie Mae and Freddie Mac preferred stock of $84,000.  While the Company continues to hold these securities, other value adjustments may occur in future periods under FASB ASC 825.  Eagle’s tax provision was $379,000 higher in the current quarter.  Basic earnings per share were $0.79 for the current period, compared to a negative ($0.09) for the previous year’s period.

Net Interest Income.  Net interest income increased to $2.383 million for the quarter ended September 30, 2009, from $2.236 million for the quarter ended September 30, 2008.  This increase of $147,000 was the result of a decrease in interest expense of $239,000 partially offset by a decrease in interest and dividend income of $92,000.

Interest and Dividend Income.  Total interest and dividend income was $3.724 million for the quarter ended September 30, 2009, compared to $3.816 million for the quarter ended September 30, 2008, representing a decrease of $92,000, or 2.41%.  Interest and fees on loans decreased to $2.708 million for the three months ended September 30, 2009 from $2.837 million for the same period ended September 30, 2008.  This decrease of $129,000, or 4.55%, was due to the decrease in the average balances of loans receivable for the quarter ended September 30, 2009.  Average balances for loans receivable, net, for the quarter ended September 30, 2009 were $171.26 million, compared to $174.37 million for the previous year.  This represents a decrease of $3.11 million, or 1.78%.  The average interest rate earned on loans receivable decreased by 18 basis points, from 6.50% at September 30, 2008 to 6.32% at September 30, 2009.  Interest and dividends on investment securities available-for-sale (AFS) increased to $1.00 million for the quarter ended September 30, 2009 from $963,000 for the same quarter last year.  Average balances on investments increased to $84.98 million for the quarter ended September 30, 2009, compared to $79.00 million for the quarter ended September 30, 2008.  The average interest rate earned on investments decreased to 4.74% from 4.91%.

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense.  Total interest expense decreased to $1.341 million for the quarter ended September 30, 2009, from $1.580 million for the quarter ended September 30, 2008, a decrease of $239,000, or 15.13%.  Interest on deposits decreased to $611,000 for the quarter ended September 30, 2009, from $862,000 for the quarter ended September 30, 2008.  This decrease of $251,000, or 29.12%, was the result of a decrease in average rates paid on deposit accounts from 2.09% at September 30, 2008, to 1.40% at September 30, 2009.  All types of deposit products showed decreases in average rates paid.  Average balances in interest-bearing deposit accounts increased to $174.80 million for the quarter ended September 30, 2009, compared to $165.16 million for the same quarter in the previous year. The increase in the average balance of FHLB and other borrowings resulted in an increase in interest paid on borrowings to $655,000 in the current quarter compared to $643,000 in the previous year’s quarter.  The average rate paid on borrowings decreased from 4.21% for the quarter ended September 30, 2008 to 4.13% for the quarter ended September 30, 2009.  The average rate paid on all liabilities decreased 52 basis points from the quarter ended September 30, 2008 to the quarter ended September 30, 2009.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  A provision of $135,000 was made for loan losses for the quarter ended September 30, 2009, and none in the quarter ended September 30, 2008.  This is a reflection of the continued strong asset quality of the Bank’s loan portfolio, as non-performing loan ratios continue to be below peer averages.  Total classified assets increased from $1.61 million at June 30, 2009 to $1.95 million at September 30, 2009. At quarter end, the Bank had $158,000 in other real estate owned and $5,000 in repossessed property.

Noninterest Income. Total noninterest income increased to $1.061 million for the quarter ended September 30, 2009, from a negative $504,000 for the quarter ended September 30, 2008.  As noted above, the loss for the three months ended September 30, 2008 stemmed primarily from a loss in value of Freddie Mac and Fannie Mae preferred stock investments for which the FASB ASC 825 election was applied.  Income from the sale of loans increased to $440,000 from $183,000 due to $17.62 million more in mortgage loan sales in the current period versus last year’s period and a relatively small recovery in value in the Company’s holdings of Fannie Mae and Freddie Mac preferred stock.

Noninterest Expense.  Noninterest expense increased by $254,000 or 13.74% to $2.103 million for the quarter ended September 30, 2009, from $1.849 million for the quarter ended September 30, 2008.  This increase was primarily due to an increase in FDIC insurance premiums of $58,000 and an increase in salaries and employee benefits of $53,000.  Other expense categories showed minor changes.

Income Tax Expense/Benefit.  Eagle’s income tax expense was $362,000 for the quarter ended September 30, 2009, compared to a benefit of $17,000 for the quarter ended September 30, 2008.  The effective tax rate for the quarter ended September 30, 2009 was 30.02% and was 14.53% for the quarter ended September 30, 2008.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Company’s subsidiary, the Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations.  The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB.  The Bank exceeded those minimum ratios as of both September 30, 2009 and 2008.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, and advances from the FHLB.  Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable.  However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank uses liquidity resources principally to fund existing and future loan commitments.  It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity, and meet operating expenses.

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

At June 30, 2009 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, slightly worsened from the previous quarter.  The Bank’s capital ratio as measured by the OTS decreased from the previous quarter.  The Bank’s strong capital position mitigates its interest rate risk exposure.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of September 30, 2009, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2009, the Bank’s tangible, core, and risk-based capital ratios amounted to 9.45%, 9.45, and 13.72%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.  See the following table (dollars in thousands):

	At September 30, 2009
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	27,677	9.45
Requirement	4,391	1.50
Excess	23,286	7.95

Core capital:
Capital level	27,677	9.45
Requirement	8,782	3.00
Excess	18,895	6.45

Risk-based capital:
Capital level	28,272	13.72
Requirement	16,487	8.00
Excess	11,785	5.72

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

EAGLE BANCORP AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

Based on their evaluation, the Company’s Chief Executive Officer, Peter J. Johnson, and Chief Financial Officer, Clint J. Morrison, have concluded the Company’s disclosure controls and procedures are effective as of September 30, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

This item has been omitted based on Eagle’s status as a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchase of its common stock for the three months ended September 30, 2009.

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

July 1, 2009 through	None	N/A	N/A	24,240
July 31, 2009

August 1, 2009 though	805	$28.25	805	23,435
August 31, 2009

September 1, 2009 through	None	N/A	N/A	23,435
September 30, 2009

Total	805	$28.25	805	23,435

*The Company publicly announced a stock repurchase program on January 17, 2008. The Company was authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of September 30, 2009, 5,315 shares had been repurchased under this plan.

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

EAGLE BANCORP AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP

Date: November 12, 2009	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 12, 2009	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO