Form 10-Q
period 2009-12-31
EAGLE BANCORP/MT
filed 2010-02-16
CIK 1101146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
As of February 12, 2010

EAGLE BANCORP AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item1.	Financial Statements

	Consolidated Statements of Financial Condition as of December 31, 2009	1 and 2
	(unaudited) and June 30, 2009

	Consolidated Statements of Income for the three and six months ended	3 and 4
	December 31, 2009 and 2008 (unaudited)

	Consolidated Statements of Changes in Stockholders' Equity for the six	5
	months ended December 31, 2009 and 2008 (unaudited)

	Consolidated Statements of Cash Flows for the six months ended	6 and 7
	December 31, 2009 and 2008 (unaudited)

	Notes to Consolidated Financial Statements	8 to 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	18 to 24
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

Signatures		29

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,696	$2,487
Interest-bearing deposits with banks	3,129	224
Federal funds sold	-	3,617
Total cash and cash equivalents	6,825	6,328

Securities available-for-sale, at market value	94,948	82,263
Securities held-to-maturity, at cost	265	375
Preferred stock - FASB ASC 825, at market value	-	25
Federal Home Loan Bank stock, at cost	2,003	2,000
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	2,236	5,349
Loans receivable, net of deferred loan fees and allowance for loan losses of $700 at December 31, 2009 and $525 at June 30, 2009	171,250	167,197
Accrued interest and dividends receivable	1,534	1,399
Mortgage servicing rights, net	2,350	2,208
Premises and equipment, net	15,989	13,761
Cash surrender value of life insurance	6,593	6,496
Real estate acquired in settlement of loans, net of allowance for losses	142	-
Other assets	1,818	2,153

Total assets	$306,108	$289,709

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$17,745	$15,002
Interest bearing	184,478	172,197
Total deposits	202,223	187,199

Accrued expenses and other liabilities	2,228	2,507
Federal funds purchased	-	-
FHLB advances and other borrowings	66,222	67,056
Subordinated debentures	5,155	5,155
Total liabilities	275,828	261,917

EQUITY
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,074,507 and 1,075,312 shares outstanding at December 31, 2009 and June 30, 2009, respectively)	12	12
Additional paid-in capital	4,614	4,564
Unallocated common stock held by employee stock ownership plan ("ESOP")	-	(18)
Treasury stock, at cost (149,065 and 148,260 shares at December 31, 2009 and June 30, 2009, respectively)	(5,056)	(5,034)
Retained earnings	30,026	28,850
Accumulated other comprehensive gain (loss)	684	(582)
Total equity	30,280	27,792

Total liabilities and equity	$306,108	$289,709

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,780	$2,955	$5,488	$5,792
Securities available for sale	1,008	977	2,012	1,940
Securities held to maturity	3	5	7	10
Interest on deposits with banks	7	1	15	5
FHLB dividends	-	5	-	12
Total interest and dividend income	3,798	3,943	7,522	7,759

Interest Expense:
Deposits	589	830	1,200	1,692
FHLB advances & other borrowings	689	670	1,344	1,313
Subordinated debentures	75	75	150	150
Total interest expense	1,353	1,575	2,694	3,155

Net Interest Income	2,445	2,368	4,828	4,604
Loan loss provision	107	34	242	34
Net interest income after loan loss provision	2,338	2,334	4,586	4,570

Noninterest income:
Service charges on deposit accounts	205	181	400	371
Net gain on sale of loans	349	238	789	421
Mortgage loan servicing fees	198	(83)	383	57
Net gain on sale of available for sale securities	28	-	28	57
Net gain (loss) on securities FASB ASC 825	-	(47)	84	(1,286)
Other	157	155	314	320
Total noninterest income	937	444	1,998	(60)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,251	1,146	2,350	2,192
Occupancy expense	231	136	387	285
Furniture and equipment depreciation	68	65	131	132
In-house computer expense	101	101	189	174
Advertising	124	103	230	194
Amortization of mortgage servicing rights	137	66	263	137
Federal insurance premiums	66	9	131	16
Postage	49	45	87	78
Legal, accounting, and examination fees	93	65	168	113
Consulting fees	41	19	98	62
ATM processing	12	14	29	28
Other	312	287	525	494
Total noninterest expense	2,485	2,056	4,588	3,905

Income before provision for income taxes	790	722	1,996	605

Provision for income taxes	237	198	599	181

Net income	$553	$524	$1,397	$424

Basic earnings per common share	$0.52	$0.49	$1.30	$0.40

Diluted earnings per common share	$0.45	$0.43	$1.14	$0.35

Weighted average shares outstanding (basic eps)	1,073,747	1,069,952	1,073,323	1,069,581

Weighted average shares outstanding (diluted eps)	1,222,812	1,218,212	1,222,235	1,217,635

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

QUARTERLY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2009 and 2008
(Dollars in Thousands, Except for Per Share Data)

			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2008	$-	$12	$4,487	$(55)	$(5,013)	$27,025	$(822)	$25,634

Net income	-	-	-	-		424	-	424
Other comprehensive income	-	-	-	-		-	(826)	(826)

Total comprehensive income	-	-	-	-		-	-	(402)

Dividends paid ($.255 per share)						(218)		(218)

Treasury stock purchased (760 shares @ $27.00)					(21)			(21)

EIFT No. 06-4 & 06-10	-	-	-	-	-	(129)		(129)

ESOP shares allocated or committed to be released for allocation (1,150 shares)			39	18				57

Balance, December 31, 2008	$-	$12	$4,526	$(37)	$(5,034)	$27,102	$(1,648)	$24,921

Balance, June 30, 2009	$-	$12	$4,564	$(18)	$(5,034)	$28,850	$(582)	$27,792

Net income	-	-	-	-		1,397	-	1,397
Other comprehensive income	-	-	-	-		-	1,266	1,266

Total comprehensive income	-	-	-	-		-	-	2,663

Dividends paid ($0.26 per share)						(221)		(221)

Treasury stock purchased (805 shares @ $28.25)					(22)			(22)

ESOP shares allocated or committed to be released for allocation (1,150 shares)			50	18				68

Balance, December 31, 2009	$-	$12	$4,614	$-	$(5,056)	$30,026	$684	$30,280

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,397	$424
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	242	34
Provision for mortgage servicing rights valuation losses	-	239
Depreciation	288	222
Net amortization of marketable securities premium and discounts	127	88
Amortization of capitalized mortgage servicing rights	263	137
Gain on sale of loans	(789)	(421)
Net realized (gain) loss on sale of available-for-sale securities	(28)	(57)
Increase in cash surrender value of life insurance	(97)	(118)
Gain on sale of property & equipment	2
Loss (Gain) investment securities, Preferred Stock	(84)	1,286
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(135)	(6)
Loans held-for-sale	3,869	(105)
Other assets	272	(944)
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	(659)	415
Net cash provided by operating activities	4,668	1,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(22,682)	(9,639)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	110	315
Investment securities available-for-sale	4,700	5,779
FHLB Stock purchased	(3)	(210)
Proceeds from sales of investment securities available-for-sale	7,148	4,062
Net increase in loan receivable, excludes transfers to real estate acquired in settlement of loans	(4,879)	(4,706)
Proceeds from the sale of real estate acquired in the settlement of loans	15	-
Purchase of property and equipment	(2,527)	(2,989)
Net cash used in investing activities	(18,118)	(7,388)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$15,024	$2,429
Net decrease in federal funds	-	900
Payments on FHLB advances	(2,834)	(6,333)
FHLB advances	2,000	11,000
Purchase of Treasury Stock	(22)	(21)
Dividends paid	(221)	(218)
Net cash provided by financing activities	13,947	7,757

Net increase in cash	497	1,563

CASH AND CASH EQUIVALENTS, beginning of period	6,328	4,090

CASH AND CASH EQUIVALENTS, end of period	$6,825	$5,653

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,704	$3,161

Cash paid during the period for income taxes	$407	$943

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$(1,843)	$1,155

Mortgage servicing rights capitalized	$405	$236

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

The results of operations for the six month period ended December 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K dated June 30, 2009.

The Company evaluated subsequent events for potential recognition and/or disclosure through February 16, 2010, the date the consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	December 31, 2009				June 30, 2009
	(Unaudited)				(Audited)
		GROSS				GROSS
	AMORTIZED	UNREALIZED		FAIR	AMORTIZED	UNREALIZED		FAIR
	COST	GAINS	(LOSSES)	VALUE	COST	GAINS	(LOSSES)	VALUE
Available-for-sale:
U.S. government and agency obligations	$5,845	$28	$(7)	$5,866	$3,893	$14	$(25)	$3,882
Municipal obligations	35,406	557	(713)	35,250	29,747	202	(1,056)	28,893
Corporate obligations	8,925	390	(46)	9,269	9,963	149	(619)	9,493
Mortgage-backed securities	2,060	55	(1)	2,114	8,287	162	(5)	8,444
Collateralized mortgage obligations	41,769	926	(246)	42,449	31,274	663	(386)	31,551
Total	$94,005	$1,956	$(1,013)	$94,948	$83,164	$1,190	$(2,091)	$82,263

Held-to-maturity:
Municipal obligations	$265	$3	$-	$268	$375	$9	$-	$384
Total	$265	$3	$-	$268	$375	$9	$-	$384

Securities at fair value option:
Preferred stock	$-	$-	$-	$-	$2,000	$-	$(1,975)	$25
Total	$-	$-	$-	$-	$2,000	$-	$(1,975)	$25

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of December 31, 2009 and June 30, 2009, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	December 31, 2009
	Less Than 12 Months		12 Months Or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$1,805	$4	$323	$3
Municipal obligations	10,708	368	2,630	345
Corporate obligations	189	8	625	38
Mortgage-backed and CMOs	7,814	91	381	156

Total interest and dividend income	$20,516	$471	$3,959	$542

	June 30, 2009
	Less Than 12 Months		12 Months Or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$1,686	$18	$458	$7
Municipal obligations	11,529	422	5,732	634
Corporate obligations	1,193	49	1,961	570
Mortgage-backed & CMOs	2,755	196	1,062	195

Total interest and dividend income	$17,163	$685	$9,213	$1,406

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at December 31, 2009 (unaudited) and June 30, 2009, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of December 31, 2009 (unaudited) and June 30, 2009, there were 70 and 97 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

At December 31, 2009 (unaudited), 47 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of less than 1.75% from the Company’s amortized cost basis.  We believe these unrealized losses are principally due to rising interest rates.  As such, the Company determined that none of such securities had other-than-temporary impairment.

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At December 31, 2009 (unaudited), 18 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of less than 0.6% from the Company’s cost basis.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market and rising interest rates.    Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of December 31, 2009 revealed no expected credit losses on the securities.  Two of the CMO securities are non-agency securities (one with Alt-A collateral from 2005-2006 and the other with Alt-A collateral from 2003).  The security with Alt-A collateral from 2005-2006 has a split rating from the credit rating agencies.  One credit rating agency has it rated below investment quality while another credit rating agency has it rated above investment quality (B3 is the lower rating).  The fair value of this security represents less than 0.4% of the total fair value of all securities available for sale.

At December 31, 2009 (unaudited), 5 corporate obligations have unrealized losses with aggregate depreciation of less than 0.6% from the Company’s cost basis.  We believe these unrealized losses are principally due to the credit market crisis of 2008-2009 along with rising interest rates.  Management, in conjunction with its investment consultants, reviews the ability of the companies which issued the securities to meet their payment terms.  This evaluation includes a review of each company’s financial condition (including parent and subsidiary information), current developments in the financial press, and commentary from the ratings agencies.  Management has concluded that the companies, as demonstrated by their continued payments of interest and the rise in fair values subsequent to December 31, 2009, will not experience any credit losses and has determined that the securities are not other than temporarily impaired.  The five corporate securities are trust preferred securities.  They are single-issuer obligations (unsecured junior subordinated debt), not pooled trust preferred securities.  Four have split ratings from the credit rating agencies, with one agency rating the securities above investment grade and another agency rating them below investment grade (BB is the lowest rating).  The other trust preferred security is rated above investment grade by all the major credit rating agencies.  At December 31, 2009, the total fair value of the securities represents approximately 0.85% of the total fair value for all securities available for sale. The fact that four of the securities had split ratings was taken into consideration in management’s OTTI review.  The split ratings came about because of the credit market crisis in 2008-2009.  The issuer of the four trust preferred securities is Bank of America, which was subject to much scrutiny in mid to late 2008, which lead to the decline in fair value.  After the largest banks were subject to stress tests in early 2009, and it was determined in May 2009 that Bank of America “passed”, the fair value began to recover.  At December 31, 2009 the fair value of the trust preferred securities had increased over 4.4% from the level at September 30, 2009 and saw an increase in the lower credit agency rating from B to BB. (At 12-31-09 the fair value of the five trust preferred securities totaled $814,000, with an unrealized loss of $47,000).  Management believes this trend will continue and lead to full recovery of its cost basis in the securities.

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$76,634	$79,216
Commercial real estate	39,405	36,713
Real estate construction	8,015	4,642

Other loans:
Home equity	29,275	28,676
Consumer	10,330	10,835
Commercial	8,229	7,541

Total	171,888	167,623

Less: Allowance for loan losses	(700)	(525)
Add: Deferred loan expenses	62	99

Total	$171,250	$167,197

Loans, net of related allowance for loan losses, on which the accrual of interest has been discontinued were $1,263,000 and $990,000 at December 31, 2009 and June 30, 2009, respectively.

The following is a summary of changes in the allowance for loan losses:

	Six Months	Six Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$525	$300	$300
Provision charged to operations	242	34	257
Charge-offs	(69)	(1)	(47)
Recoveries	2	7	15

Balance, end of period	$700	$340	$525

Classified assets, including loans, other real estate owned, and certain securities, totaled $3,860,000 and $1,614,000 at December 31, 2009 and June 30, 2009, respectively.

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
	(In thousands)

Noninterest checking	$17,745	$15,002
Interest-bearing checking	37,594	32,664
Statement savings	27,494	26,445
Money market	27,022	26,886
Time certificates of deposit	92,368	86,202
Total	$202,223	$187,199

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2009 is computed using 1,073,747 weighted average shares outstanding.  Earnings per share for the six months ended December 31, 2009 is computed using 1,073,323 weighted average shares outstanding.  Basic earnings per share for the three months ended December 31, 2008 is computed using 1,069,952 weighted average shares outstanding.  Earnings per share for the six months ended December 31, 2008 is computed using 1,069,581. Diluted earnings per share is computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.   The weighted average shares outstanding for the diluted earnings per share calculations are 1,222,812 for the three months ended December 31, 2009 and 1,218,212 for the three months ended December 31, 2008.  The weighted average shares outstanding for diluted earnings per share calculations are 1,222,235 for the six months ended December 31, 2009 and 1,217,635 for the six months ended December 31, 2008.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid two dividend of $0.26 per share on August 28, 2009, and December 4, 2009.  A dividend of $0.26 per share was declared on January 21, 2010, payable March 5, 2010 to stockholders of record on February 12, 2010.  Eagle Financial MHC, Eagle’s mutual holding company, has waived the receipt of dividends on its 648,493 shares.

At their regular meeting of January 17, 2008, the Company’s Board of Directors announced a stock repurchase program for up to 28,750 shares.  This represented approximately 6.7% of the outstanding common stock held by the public.  The repurchased shares will be held as treasury stock and will be held for general corporate purposes and/or issuance pursuant to Eagle’s benefit plans.  As of February 10, 2010, 5,315 shares have been purchased under this program.

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

Repossessed Assets – Repossessed assets are reported at fair value less estimated costs to dispose of the property using Level 2 inputs.  The fair values are determined by appraisals using valuation techniques consistent with the market approach using recent sales of comparable properties.  In cases where such inputs are unobservable, the balance is reflected within the Level 3 hierarchy.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)

Investment securities available-for-sale	$	$94,948	$	$94,948
Loans held-for-sale		2,236		2,236

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table summarizes financial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)

Impaired loans	$	$	$-	$-
Mortgage servicing rights		2,350		2,350
Repossessed assets			152	152

As of December 31, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $9,007 were reduced by specific valuation allowance allocations totaling $9,007 to a total reported fair value of $0 based on collateral valuations utilizing Level 3 valuation inputs.

EAGLE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES - continued

As of December 31, 2009, mortgage servicing rights were remeasured and reported at fair value through a valuation allowance based upon the fair value of the calculated servicing rights. Servicing rights with a carrying value of $2,350,000 and no valuation allowance had a total reported fair value of $2,350,000 based on collateral valuations utilizing Level 2 valuation inputs.

Repossessed assets are recorded at market value less estimated cost to sell, and are measured for impairment by comparing the carrying value with the current fair value of the assets.  The repossessed assets had a carrying amount of $152,000, as of December 31, 2009.

Those financial instruments not subject to the initial implementation of FASB ASC 820 are required under FASB ASC 825 to have their fair value disclosed, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at December 31, 2009, and June 30, 2009, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by FASB ASC 820.

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

	December 31,		June 30,
	2009		2009
	(Unaudited)		(Audited)

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$6,825	$6,825	$6,328	$6,328
Securities held-to-maturity	265	268	375	384
FHLB stock	2,003	2,003	2,000	2,000
Loans receivable, net	171,250	175,205	167,197	172,408
Cash value of life insurance	6,593	6,593	6,496	6,496
Financial Liabilities:
Deposits	109,855	109,855	100,997	100,997
Time certificates of deposit	92,368	94,031	86,202	88,284
Advances from the FHLB & other borrowings	66,222	69,546	67,056	70,524
Subordinated debentures	5,155	3,751	5,155	3,899

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective December 31, 2009 and June 30, 2009, respectively if the borrowings repriced according to their stated terms.

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

NOTE 8. RECENTLY ISSUED PRONOUNCEMENTS - continued

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

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical fact are statements that could be forward-looking statements.  You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,”  “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in our organization, compensation and benefit plans;
•	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;
•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	the level of future deposit premium assessments;
•	the impact of the current recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;
•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
•	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (FOMC) did not change the federal funds target rate during the quarter ended December 31, 2009.  As such it ended at 0.25%.

Financial Condition

Comparisons of financial condition in this section are between December 31, 2009 and June 30, 2009.

Total assets at December 31, 2009 were $306.11 million, an increase of $16.40 million, or 5.66%, from $289.71 million at June 30, 2009. This increase in assets was primarily attributed to an increase in securities available-for-sale of $12.69 million. Premises and equipment also increased $2.23 million to $15.99 million primarily due to the opening of our Bozeman branch in October 2009. Total liabilities increased by $13.91 million to $275.83 million at December 31, 2009, from $261.92 million at June 30, 2009. Total equity increased $2.49 million to $30.28 million at December 31, 2009 from $27.79 million at June 30, 2009.

Loans receivable increased $4.05 million, or 2.42%, to $171.25 million at December 31, 2009, from $167.20 million at June 30, 2009. Real estate construction loans was the loan category with the largest increase, $3.37 million, while residential mortgage loans decreased $2.58 million as we continued to diversify lending activity away from residential real estate lending. Commercial real estate loans also increased $2.69 million. Most other loan categories showed modest changes. Total loan originations were $74.92 million for the six months ended December 31, 2009, with single family mortgages accounting for $52.22 million of the total. Home equity and construction loan originations totaled $6.83 million and $3.84 million, respectively, for the same period. Commercial real estate and land loan originations totaled $6.57 million. Loans held-for-sale decreased to $2.24 million at December 31, 2009 from $5.35 million at June 30, 2009. Securities available-for-sale increased $12.69 million, as funds from deposit growth were deployed in municipal securities and collateralized mortgage obligations.

Deposits increased $15.02 million, or 8.03%, to $202.22 million at December 31, 2009 from $187.20 million at June 30, 2009. Growth occurred in all deposit categories.  Management attributes the increase in deposits to increased marketing of checking accounts as well as customers’ desire to place funds in safe, insured deposit accounts.

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - continued

Advances from the Federal Home Loan Bank and other borrowings decreased $834,000, or 1.24%, to $66.22 million from $67.06 million as a result of continued growth in deposits. Federal fund purchases remained at $0.

Total shareholders’ equity increased $2.49 million or 8.95%, to $30.28 million at December 31, 2009 from $27.79 million at June 30, 2009.  This was a result of net income for the period of $1.40 million and by an increase in accumulated other comprehensive income of $1.27 million (mainly due to an increase in net unrealized gains on securities available-for-sale).  All categories of securities had an increase in fair value during the period. This was partially offset by dividends paid and repurchases of common stock.

Results of Operations for the Three Months Ended December 31, 2009 and 2008

Net Income.  Eagle’s net income was $553,000 and $524,000 for the three months ended December 31, 2009, and 2008, respectively.  The increase of $29,000, or 5.53%, was due to an increase in net interest income of $77,000, an increase in noninterest income of $493,000, offset by increases in noninterest expense of $429,000 and loan loss provision of $73,000.  Eagle’s tax provision was $39,000 higher in the current quarter.  Basic earnings per share were $0.52 for the current period, compared to $0.49 for the previous year’s period.

Net Interest Income.  Net interest income increased to $2.45 million for the quarter ended December 31, 2009, from $2.37 million for the previous year’s quarter.  This increase of $77,000 was the result of a decrease in interest expense of $222,000 offset by a decrease in interest and dividend income of $145,000.

Interest and Dividend Income.  Total interest and dividend income was $3.80 million for the quarter ended December 31, 2009, compared to $3.94 million for the quarter ended December 31, 2008, representing a decrease of $145,000, or 3.68%.  Interest and fees on loans decreased to $2.78 million for the three months ended December 31, 2009 from $2.96 million for the same period ended December 31, 2008.  This decrease of $175,000, or 5.92%, was due primarily to the decrease in the average balances on loans for the quarter ended December 31, 2009.  Average balances for loans receivable, net, for the quarter ended December 31, 2009 were $172.05 million, compared to $180.34 million for the previous year.  This represents a decrease of $8.29 million, or 4.60%.  The average interest rate earned on loans receivable decreased by 9 basis points, from 6.55% to 6.46%.  Interest and dividends on investment securities available-for-sale (AFS) increased to $1.01 million for the quarter ended December 31, 2009 from $977,000 for the same quarter last year.  Average balances on investments increased to $92.64 million for the quarter ended December 31, 2009, compared to $75.57 million for the quarter ended December 31, 2008.  The average interest rate earned on investments decreased to 4.37% from 5.20%.  Interest on deposits with banks increased to $7,000 from $1,000, due to an increase in average balances.  Average balances on deposits with banks increased to $8.44 million for the quarter ended December 31, 2009, compared to $286,000 for the quarter ended December 31, 2008.  The average rates on deposit with banks decreased from 1.40% at December 31, 2008 to 0.33% at December 31, 2009.

Interest Expense.  Total interest expense decreased to $1.35 million for the quarter ended December 31, 2009, from $1.58 million for the quarter ended December 31, 2008, a decrease of $222,000, or 14.10%, due to increases in interest paid on deposits.  Interest on deposits decreased to $589,000 for the quarter ended December 31, 2009, from $830,000 for the quarter ended December 31, 2008.  This decrease of $241,000, or 29.04%, was the result of a decrease in average rates paid on deposit accounts.  Interest bearing checking accounts decreased in average rates paid from 0.36% to 0.22%.   Money market accounts had decreased from 1.48% to 0.52%.  Average balances in interest-bearing deposit accounts increased to $181.54 million for the quarter ended December 31, 2009, compared to $167.76 million for the same quarter in the previous year. A small decrease in the average balance of borrowings, partially offset by an increase in the average rate paid, resulted in an increase in interest paid on borrowings to $689,000 versus $670,000 paid in the previous year’s quarter.  The average rate paid on borrowings increased from 4.10% last year to 4.24% this year.  The average rate paid on liabilities decreased 49 basis points from the quarter ended December 31, 2008 to the quarter ended December 31, 2009.

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2009 and 2008 - continued

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, American Federal Savings Bank (the “Bank”), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank took $107,000 in provision for loan losses for the quarter ended December 31, 2009 and $34,000 in the quarter ended December 31, 2008.  This was due an increase in loan delinquencies and to the weakened national and local economy.  Total classified loans increased from $1.61 million at June 30, 2009 to $2.77 million at December 31, 2009. The Bank currently has one foreclosed real estate property with a net book value of $142,000.

Noninterest Income. Total noninterest income increased to $937,000 for the quarter ended December 31, 2009, from $444,000 for the quarter ended December 31, 2008, an increase of $493,000 or 111.04%.  This increase is substantially due to the prior period’s loss in market value on investments in certain preferred stock, issued by Fannie Mae and Freddie Mac, which are accounted for under Statement of Financial Accounting Standard (SFAS) No. 159 Fair Value Option for Financial Assets and Financial Liabilities.  For the three month period ending December 31, 2008, the market value of Fannie Mae and Freddie Mac preferred stock, owned by Eagle, decreased $47,000.  These securities were sold in the quarter ending December 31, 2009.  Continually, mortgage loan servicing fees increased $281,000.  This increase is solely due to provision for valuation allowance on mortgage serving rights of $239,000 that occurred in the quarter ended December 31, 2008.  No provision for valuation allowance on mortgage servicing rights was incurred in the quarter ended December 31, 2008. Net gain on sale of loans increased $111,000 to $349,000 for the quarter ended December 31, 2009.  The service charges on deposit accounts increased to $205,000 from $181,000 due to more activity.

Noninterest Expense.  Noninterest expense increased by $429,000 or 20.87% to $2.49 million for the quarter ended December 31, 2009, from $2.06 million for the quarter ended December 31, 2008.  This increase was primarily due to increases in salaries and employee benefits of $105,000, occupancy costs of $95,000, and federal insurance premiums of $57,000.  The increase in salaries and employee benefits expense was due to merit raises, and other inflationary items such as health care premiums.  Increases in occupancy costs were due to the opening of the Skyway branch in Helena, Montana in January 2009 and the Oak Street branch in Bozeman, Montana in October 2009.  Federal deposit insurance premiums increased due to the expiration of credits and FDIC assessment rates increases for all federally insured financial institutions.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $237,000 for the quarter ended December 31, 2009, compared to $198,000 for the quarter ended December 31, 2008.  The effective tax rate for the quarter ended December 31, 2009 was 30.00% and was 27.42% for the quarter ended December 31, 2008.

Results of Operations for the Six Months Ended December 31, 2009 and 2008

Net Income.  Eagle’s net income was $1.40 million and $424,000 for the six months ended December 31, 2009 and 2008, respectively.  The increase of $973,000, or 229.48%, in net income was the result of an increase in net interest income of $224,000 and an increase noninterest income of $2.06 million, offset by an increase in noninterest expense of $683,000.  Eagle’s tax provision was $418,000 higher in the current period.  Basic earnings per share for the period ended December 31, 2009 were $1.30 compared to $0.40 per share for the period ended December 31, 2008.

Net Interest Income.  Net interest income increased to $4.83 million for the six months ended December 31, 2009 from $4.60 million for the six months ended December 31, 2008.  This increase of $224,000 was the result of a decrease in an interest and dividend income of $237,000 offset by a decrease in interest expense of $461,000.

Interest and Dividend Income.  Total interest and dividend income was $7.52 million for the six months ended December 31, 2009, compared to $7.76 million for the same period ended December 31, 2008, representing a decrease of $237,000, or 3.05%.  Interest and fees on loans decreased to $5.49 million for 2009 from $5.79 million for 2008.  This decrease of $304,000, or 5.25%, was due to a decrease in the average balances of loans receivable for the six months ended December 31, 2009 and by a decrease in the average interest rate on such loans.  Average balances for loans receivable, net, for this period were $171.66 million, compared to $177.35 million for the previous year.  This is a decrease of $5.69 million, or 3.21%.  The average interest rate earned on loans receivable decreased by 14 basis points, to 6.39% from 6.53%.  Interest and dividends on investment securities available-for-sale (AFS) increased to $2.01 million for the six months ended December 31, 2009 from $1.94 million for the same period ended December 31, 2008.  Interest on deposits with banks increased to $15,000 from $5,000.

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2009 and 2008 - continued

Interest Expense.  Total interest expense decreased to $2.69 million for the six months ended December 31, 2009 from $3.16 million for the six months ended December 31, 2008, a decrease of $461,000, or 14.61%.  Interest on deposits decreased to $1.20 million for the six months ended December 31, 2009 from $1.69 million for the six months ended December 31, 2008.  This decrease of $492,000, or 29.08%, was the result of a decrease in average rates paid on deposit accounts offset by an increase in average balances in deposit accounts.  Average rates paid on certificates of deposit decreased from 2008 to 2009, and the average rate paid on all liabilities decreased by 50 basis points from the six month period ended December 31, 2008 to the six month period ended December 31, 2009.  Average balances in interest-bearing deposits increased to $178.27 million for the six month period ended December 31, 2009 compared to $166.47 million for the same period in the previous year.  Interest paid on borrowings increased to $1.34 million for the six months ended December 31, 2009 from $1.31 million for the same period ended December 31, 2008.  The increase in borrowing costs was due to increases in the average balances.  Average balances of borrowings increased to $72.67 million in 2009 compared to $71.79 million in 2008.  The average rate paid on borrowings increased 3 basis points from 2008 to 2009.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending, national and local economies, and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  $242,000 was provided for loan losses for the six month period ended December 31, 2009, while $34,000 was provided for the six month period ended December 31, 2008.  Total classified loans increased from $1.61 million at June 30, 2009 to $2.77 million at December 31, 2009, and total less than 1.70% of total loans. The Bank currently has one foreclosed real estate property with a net book value of $142,000.

Noninterest Income.  Total noninterest income increased to $2.00 million for the six months ended December 31, 2009, from negative ($60,000) for the six months ended December 31, 2008, an increase of $2.06 million.  This increase is principally due to the prior period experiencing a loss in market value on investments in certain preferred stock, issued by Fannie Mae and Freddie Mac which is accounted for under Statement of Financial Accounting Standard FASB ASC 825 Fair Value Option for Financial Assets and Financial Liabilities.  For the six month period ending December 31, 2008, the market value of Fannie Mae and Freddie Mac preferred stock, owned by Eagle, decreased $1.286 million, while these securities were sold during the six month period ending December 31, 2009.  A gain in value of these preferred stocks of $84,000 was recognized during the six month period ending December 31, 2009.  These preferred stocks were sold in November and December 2009, and as such, they have a zero balance as December 31, 2009.  Net gain on sale of loans increased to $789,000 for the six months ended December 31, 2009 from $421,000 for the six months ended December 31, 2008, an increase of $368,000, or 87.41%.  This increase was due to selling more mortgage loans during the current period.  The Bank sold $48.25 million mortgage loans during the six months ended December 31, 2009 compared to $21.92 million during the six months ended December 31, 2008, an increase of $26.33 million, or 120.12%.  Other categories of noninterest income showed minor changes.

Noninterest Expense.  Noninterest expense increased by $683,000, or 17.49% to $4.59 million for the six months ended December 31, 2009, from $3.91 million for the six months ended December 31, 2008.  This increase was primarily due to increases in salaries and employee benefits of $158,000, occupancy expenses of $102,000, and federal insurance premiums of $115,000.  The increase in salaries and employee benefits expense was due to merit raises, and other inflationary items such as health care premiums.  Increases in occupancy expenses were due to the opening of the Skyway branch in Helena, Montana in January 2009 and the Oak Street branch in Bozeman, Montana in October 2009.  Federal deposit insurance premiums increased due to the expiration of credits and FDIC assessment rates increases for all federally insured financial institutions.  Other categories of noninterest expense showed modest changes.

Income Tax Expense.  Eagle’s income tax expense was $599,000 for the six months ended December 31, 2009, compared to $181,000 for the six months ended December 31, 2008.  The effective tax rate for the six months ended December 31, 2009 was 30.00% and was 29.92% for the six months ended December 31, 2008.

EAGLE BANCORP AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources

The company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations.  The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both December 31, 2009 and June 30, 2009.

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

At September 30, 2009 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, slightly improved from the previous quarter.  The Bank’s capital ratio as measured by the OTS decreased from the previous quarter.  The Bank’s strong capital position mitigates its interest rate risk exposure.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

As of December 31, 2009, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2009, the Bank’s tangible, core, and risk-based capital ratios amounted to 9.36%, 9.36%, and 13.45%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.  See the following table (amounts in thousands):

	At December 31, 2009
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$28,014	9.36
Requirement	4,489	1.50
Excess	23,525	7.86

Core capital:
Capital level	28,014	9.36
Requirement	8,978	3.00
Excess	19,036	6.36

Risk-based capital:
Capital level	28,705	13.45
Requirement	17,071	8.00
Excess	11,634	5.45

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

EAGLE BANCORP AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

Based on their evaluation, the Company’s Chief Executive Officer, Peter J. Johnson, and Chief Financial Officer, Clint J. Morrison, have concluded the Company’s disclosure controls and procedures are effective as of December 31, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

This item has been omitted based on Eagle’s status as a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchase of its common stock for the three months ended December 31, 2009.

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

October 1, 2009 through	None	N/A	N/A	23,435
October 31, 2009

November 1, 2009 through	None	N/A	N/A	23,435
November 30, 2009

December 1, 2009 through	None	N/A	N/A	23,435
December 31, 2009

Total	None	N/A	N/A	23,435

*The Company publicly announced a stock repurchase program on January 17, 2008. The Company was authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. No expiration date was set for the repurchase program. As of December 31, 2009, 5,315 shares had been repurchased under this plan.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

EAGLE BANCORP AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders.

The proxy statement for the Annual Meeting of Stockholders was mailed on September 21, 2009.  The following matters were voted on at the meeting held on October 22, 2009:

1.	Election of directors for three-year terms expiring in 2012:

	For	Against
James A. Maierle	983,491	725
Thomas J. McCarvel	983,531	685

2.	Ratification of appointment of Davis Kinard & Co, PC as auditors for the fiscal year ended June 30, 2010:

For	Against	Abstain
983,531	60	625

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

EAGLE BANCORP

Date: February 16, 2010	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: February 16, 2010	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO